Form 10-Q
period 1999-09-30
BLACKROCK INC /NY
filed 1999-11-12
CIK 1060021

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------
Commission file number 001-15305

                                BlackRock, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                  51-038-0803
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                     345 Park Avenue, New York, NY   10154
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 754-5560
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X           No
         ---------         --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of November 8, 1999, there were 9,000,000 shares of the registrant's class A common stock issued and outstanding and 54,864,382 shares of the registrant's class B common stock issued and outstanding.

                                BlackRock, Inc.

                              Index to Form 10-Q

                                    Part I

                             FINANCIAL INFORMATION

Item 1. Financial Statements                                   Page

          Consolidated Statements of Financial Condition         3

          Consolidated Statements of Income                      4

          Consolidated Statements of Cash Flows                  5

          Notes to Consolidated Financial Statements             6

Item 2. Management's Discussion and Analysis of Financial

          Condition and Results of Operations                   10

                                    Part II

                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds              22

Item 4. Submission of Matters to a Vote of Security Holders    22

Item 6. Exhibits and Reports on Form 8-K                       23

          List of Exhibits

                                BlackRock, Inc.
                 Consolidated Statements of Financial Condition
                (Dollar amounts in thousands, except share data)
                                  (unaudited)

                                                                                             September 30        December 31
                                                                                                  1999              1998
                                                                                            ------------------  ----------------
Assets
Cash and cash equivalents                                                                           $ 158,519         $ 113,450
Accounts receivable
       Advisory and administration fees                                                                59,514            47,611
       BlackRock Asset Investors (BAI)                                                                     --            58,599
Investments (cost: $2,686 and $2,349, respectively)                                                     2,494             2,515
Property and equipment, net                                                                            18,684            12,252
Goodwill (net of accumulated amortization
        of $44,201 and $36,962, respectively)                                                         196,671           203,910
Receivable from affiliate                                                                               1,434               446
Other assets                                                                                            6,100             2,001
                                                                                            -----------------   ----------------
Total assets                                                                                        $ 443,416         $ 440,784
                                                                                            ==================  ================
Liabilities and stockholders' equity
Note and loan to affiliates                                                                         $ 153,200         $ 197,000
Accrued compensation
       Employees                                                                                       67,261            65,523
       BAI incentive compensation                                                                      36,916            44,806
Accounts payable and accrued liabilities
       Affiliates                                                                                      27,865            16,478
       Other                                                                                            7,039             7,627
Accrued interest payable to affiliates                                                                    176             1,175
Other liabilities                                                                                       2,552             1,984
                                                                                            ------------------  ----------------
Total liabilities                                                                                     295,009           334,593
                                                                                            ==================  ================

Stockholders' equity
Class B common stock, $0.01par value - authorized 100,000,000 and 110,000,000 shares; outstanding 54,864,382 and 54,807,482,
       respectively                                                                                       549               549
Additional paid-in capital                                                                             54,795            52,556
Retained earnings                                                                                      95,494            53,286
Unearned compensation                                                                                  (2,239)               --
Accumulated other comprehensive loss, net                                                                (192)               --
Treasury stock, at cost, 0 shares and 56,900 shares, respectively                                          --              (200)
                                                                                            ------------------  ----------------
Total stockholders' equity                                                                             148,407           106,191
                                                                                            ------------------  ----------------
Total liabilities and stockholders' equity                                                           $ 443,416         $ 440,784
                                                                                            ==================  ================


See accompanying notes to consolidated financial statements.

                                 BlackRock,Inc.
                        Consolidated Statements of Income
                (Dollar amounts in thousands, except share data)
                                   (unaudited)


                                                      Three months ended                Nine months ended
                                                         September 30                      September 30
                                                  -------------------------       ----------------------------
                                                      1999         1998               1999          1998
                                                  -----------  ------------       -----------  ---------------
Revenue
Investment advisory and administration fees
     Mutual funds                                   $61,665        $47,671         $161,302           $115,073
     Separate accounts                               39,141         25,720          110,475             68,096
     BAI                                             (5,018)         1,037           (7,072)            16,798

Other income
     Affiliate                                        1,250            750            3,750              2,250
     Other                                            3,069          3,393           11,744              7,606
                                                  -----------  ------------       -----------  ---------------
Total revenue                                       100,107         78,571          280,199            209,823
                                                  -----------  ------------       -----------  ---------------

Expense
Employee compensation and benefits                   35,172         26,452          101,135             77,296
BAI incentive compensation                           (3,894)           432           (5,387)            10,764
Fund administration and servicing costs -
     affiliates                                      23,723         19,715           60,058             35,370
General and administration
     Affiliate                                        1,234          1,155            3,965              3,493
     Other                                           10,801          8,827           31,904             23,123
Amortization of goodwill                              2,413          2,413            7,240              7,240
                                                  -----------  ------------       -----------  ---------------
Total expense                                        69,449         58,994          198,915            157,286
                                                  -----------  ------------       -----------  ---------------

Operating income                                     30,658         19,577           81,284             52,537

Non-operating income (expense)
Interest and dividend income                            918            416            2,211              1,481
Interest expense - affiliates                        (3,116)        (3,208)         (10,237)           (10,789)
                                                  -----------  ------------       -----------  ---------------
Total non-operating income (expense)                 (2,198)        (2,792)          (8,026)            (9,308)
                                                  -----------  ------------       -----------  ---------------

Income before income taxes                           28,460         16,785           73,258             43,229
Income taxes                                         12,237          7,995           31,050             20,591
                                                  -----------  ------------       -----------  ---------------
Net income                                          $16,223         $8,790          $42,208            $22,638
                                                  ===========  ============       ===========  ===============
Earnings per share
     Basic                                            $0.30          $0.16            $0.77              $0.43
     Diluted                                          $0.30          $0.16            $0.77              $0.43

Weighted-average shares outstanding
     Basic                                       54,675,353     54,807,482       54,762,955         53,068,810
     Diluted                                     54,850,506     54,982,635       54,938,108         53,243,963


See accompanying notes to consolidated financial statements.

                                 BlackRock, Inc.
                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)
                                   (unaudited)

                                                                                Nine months ended
                                                                                   September 30
                                                                         ----------------------------------
                                                                                1999              1998
                                                                         ----------------   ---------------
Cash flows from operating activities
Net income                                                                      $42,208             $22,638
Adjustments to reconcile net income to net cash provided from (used in)
   operating activities:
     Depreciation and amortization                                               13,745               9,438
     Discount on issuance of restricted stock                                         -               1,737
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                               46,696             (17,236)
        Decrease (increase) in receivable from affiliate                           (988)              1,632
        (Increase) in other assets                                               (4,099)               (334)
        Increase (decrease) in accrued compensation                              (6,152)              8,060
        Increase in accounts payable and accrued liabilities                     10,799               8,787
        (Decrease) in accrued interest payable to affiliates                       (999)             (1,364)
        Increase (decrease) in other liabilities                                    568                (150)
                                                                         ----------------    ---------------
Cash provided from operating activities                                         101,778              33,208

Cash flows from investing activities
Purchase of property and equipment                                              (12,938)             (5,133)
(Purchase) sale of investments                                                     (171)              1,907
                                                                         ----------------    ---------------
Cash used by investing activities                                               (13,109)             (3,226)

Cash flows from financing activities
Net repayment of note and loan to affiliates                                    (43,800)            (95,504)
Issuance of restricted stock                                                          -              34,214
Capital contribution from PNC Bank, N.A.                                              -               2,063
Purchase of treasury stock                                                         (550)               (200)
Reissuance of treasury stock                                                        750                   -
Dividend of intercompany allocations                                                  -              (1,634)
Dividends to PNC Bank, N.A.                                                           -             (12,300)
                                                                         ----------------    ---------------
Cash used in financing activities                                               (43,600)            (73,361)
                                                                         ----------------    ---------------
Net increase (decrease) in cash and cash equivalents                             45,069             (43,379)
Cash and cash equivalents, beginning of period                                  113,450              69,085
                                                                         ----------------    ---------------
Cash and cash equivalents, end of period                                       $158,519             $25,706
                                                                         ================    ===============

See accompanying notes to consolidated financial statements.

                                 BlackRock, Inc.
                   Notes to Consolidated Financial Statements
                (Dollar amounts in thousands, except share data)
                                   (unaudited)

1. Significant Accounting Policies

Basis of Presentation

     The consolidated interim financial statements of BlackRock, Inc. and subsidiaries ("BlackRock" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the prospectus, dated October 1, 1999, for the offering of class A common stock of BlackRock, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus"). In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year's results.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investments

     Investments consist principally of shares of affiliated registered investment companies and are stated at quoted market values. These securities are classified as available for sale. The securities are carried at fair value with net unrealized gains and losses reflected in accumulated other comprehensive loss, net in the consolidated statements of financial condition.

Property and Equipment

     Property and equipment is recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over an estimated useful life ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.

Software Costs

     In 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs of approximately $3.8 million have been capitalized through September 30, 1999 and are being amortized over an estimated useful life of three years.

Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for recognizing and establishing fair value for derivative financial instruments. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," is required to be adopted for fiscal years beginning after June 15, 2000. The Company did not enter into any derivative instruments or hedging activities for the periods covered under the consolidated financial statements. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material impact on the Company's results of operations or financial position.

2.  BlackRock Asset Investors

     BlackRock Financial Management, Inc., a wholly owned subsidiary of BlackRock, is an investment advisor to BlackRock Asset Investors ("BAI"), a closed-end investment company. In 1997, BAI's Board of Trustees and shareholders adopted a plan of liquidation which was completed on September 27, 1999.

3.  Stock Reclassification

     On September 30, 1999, the Company effected a 275:1 stock split by reclassifying each share of common stock issued into 275 shares of class B common stock (the "Stock Reclassification"). The Stock Reclassification has been retroactively restated in the consolidated financial statements.


4.  Treasury Stock Sale

     On September 30, 1999, BlackRock reissued 213,474 shares of class B common stock, held in treasury, to key employees in the form of restricted stock. These shares were sold at a discount to fair market value of $2.2 million which will be expensed on a straight-line basis over the five-year vesting period. The discount was recorded as additional paid-in capital and unearned compensation in the consolidated statements of financial condition. The proceeds from the sale of treasury stock approximated $750 thousand.

5.    Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:



                                           Three months ended               Nine months ended
                                              September 30                     September 30
                                    --------------------------------------------------------------
                                          1999            1998            1999            1998
                                    ---------------   ------------   --------------   ------------

Net Income                              $    16,223    $     8,790      $    42,208    $    22,638
                                    ---------------   ------------   --------------   ------------

Basic weighted-average shares
 outstanding                             54,675,353     54,807,482       54,762,955     53,068,810

Diluted shares from forward sales           175,153        175,153          175,153        175,153
                                    ---------------   ------------   --------------   ------------

Diluted weighted-average shares
 outstanding                             54,850,506     54,982,635       54,938,108     53,243,963
                                    ===============   ============   ==============   ============

Basic earnings per share                $      0.30    $      0.16      $      0.77    $      0.43
                                    ===============   ============   ==============   ============

Diluted earnings per share              $      0.30    $      0.16      $      0.77    $      0.43
                                    ===============   ============   ==============   ============

  Net income per common share for 1999 and 1998 was computed using the weighted-average number of common and common equivalent shares outstanding after reflecting the Stock Reclassification. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins 98, "Earnings per share," common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price of $14 per share.


6.    Comprehensive Income



                                                     Three months ended         Nine months ended
                                                        September 30               September 30
                                                  -------------------------------------------------
                                                     1999         1998        1999         1998
                                                  ------------  --------   -----------   ----------

Net Income                                            $16,223     $8,790        $42,208     $22,638
Accumulated other comprehensive loss:
 Unrealized loss from investments, net                    (94)         -           (192)          -
                                                  ------------  ---------- ------------- -----------
Comprehensive income                                  $16,129     $8,790        $42,016     $22,638
                                                  ============  ========== ============= ===========

7.  Subsequent Events

Initial Public Offering

     On October 1, 1999, BlackRock issued 9 million shares of class A common stock to the public at an initial price of $14 per share (the "Offering"). The proceeds from the Offering, net of underwriters' discount and estimated offering expenses, totaled approximately $115 million. These proceeds were used to retire a portion of BlackRock's revolving line of credit with PNC Bank, N.A. ("PNC Bank") on October 7, 1999.

Stock Award and Incentive Plans

     Effective October 1, 1999, the Board of Directors of BlackRock adopted the 1999 Stock Award and Incentive Plan (the "Award Plan"). A maximum of six percent of the total shares of common stock outstanding have been reserved for issuance under the Award Plan. On October 1, 1999, options to purchase approximately 1.1 million shares of class A common stock at $14 per share were issued to eligible employees. These options vest ratably over three years.

     On October 1, 1999, approximately $19.8 million of deferred incentive compensation was converted into approximately 1.5 million shares of class A common stock in connection with the BlackRock, Inc. Long-Term Deferred Compensation Plan. The excess of the fair market value over the $13.06 conversion price of each share resulted in additional compensation expense of $1.4 million. The compensation expense will be recorded over the applicable vesting periods through 2004.

Tax Disaffiliation Agreement

     Effective October 1, 1999, PNC Bank Corp. ("PNC") and BlackRock entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement") that sets forth each party's rights and obligations with respect to income tax payments and refunds for periods before and after the completion of the Offering and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

     Prior to October 1, 1999, BlackRock was included in the consolidated, combined, or unitary income tax returns with PNC and/or certain of its subsidiaries, including PNC Asset Management Inc. Under the Tax Disaffiliation Agreement, PNC or PNC Asset Management Inc. will be responsible for preparing and filing all consolidated, combined and unitary income tax returns.

     For periods beginning on October 1, 1999 and thereafter, BlackRock will file its own consolidated federal income tax return. BlackRock may file separate state and municipal income tax returns or may be included in state and/or municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. If BlackRock is included in a group's combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock's share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock's level of activity in such state or municipality.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  BlackRock, Inc. and subsidiaries ("BlackRock" or the "Company") was formed in 1998 as a result of PNC Bank Corp.'s ("PNC") decision to substantially consolidate its asset management businesses under the BlackRock brand name and management team. Prior to this consolidation, PNC provided the fixed income, liquidity and equity advisory services now under BlackRock through various legal entities utilizing separate brand names.

  The consolidated financial statements of BlackRock reflect the "carved out" historical operating results of the asset management businesses of PNC that were consolidated under BlackRock in 1998 as if the combined operations had been a separate entity prior to the formation of BlackRock. The following table summarizes BlackRock's operating performance for the three and nine month periods ended September 30, 1999 and 1998.

                                 BlackRock, Inc.
                              Financial Highlights
                (Dollar amounts in thousands, except share data)
                                   (unaudited)

                                                                Three months ended
                                                                   September 30
                                                      ----------------------------------------
                                                               1999                1998             Change
                                                      ---------------------   ----------------   ---------
Operating revenue                                             $100,107             $78,571            27.4%
Operating expense                                               69,449              58,994            17.7
Operating income                                                30,658              19,577            56.6
Net income                                                      16,223               8,790            84.6
Diluted earnings per share                                        0.30                0.16            87.5
Pro-forma diluted earnings per share (a)                          0.27                0.15            80.0
Diluted cash earnings per share (b)                               0.34                0.20            70.0
Pro-forma diluted cash earnings per share (a) (b)                $0.31               $0.19            63.2
Diluted weighted-average shares outstanding                 54,850,506          54,982,635            (0.2)
EBITDA (c)                                                     $35,867             $23,213            54.5
Operating margin (d)                                              39.0%               32.8%


                                                                Nine months ended
                                                                   September 30
                                                      ----------------------------------------
                                                               1999                1998            Change
                                                      ---------------------   ----------------   ---------
Operating revenue                                             $280,199            $209,823            33.5%
Operating expense                                              198,915             157,286            26.5
Operating income                                                81,284              52,537            54.7
Net income                                                      42,208              22,638            86.4
Diluted earnings per share                                        0.77                0.43            79.1
Pro-forma diluted earnings per share (a)                          0.71                0.42            69.0
Diluted cash earnings per share (b)                               0.90                0.56            60.7
Pro-forma diluted cash earnings per share (a) (b)                $0.83               $0.54            53.7
Diluted weighted-average shares outstanding                 54,938,108          53,243,963             3.2
EBITDA (c)                                                     $97,240             $63,456            53.2
Operating margin (d)                                              36.5%               29.5%


(a) Based on adjusting net income to reflect the after-tax interest expense benefit of retiring $115 million of debt (net offering proceeds) with weighted-average common shares increased by 9 million.

(b) Net income plus goodwill amortization for the period divided by weighted-average shares outstanding.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(c) "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization and extraordinary items. BlackRock believes EBITDA may be useful to investors as an indicator of its ability to service debt and to meet working capital requirements. EBITDA, as calculated by the Company, may not be consistent with computations of EBITDA by other companies. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

(d) Operating income, excluding BAI, divided by operating revenue, excluding BAI revenue and fund administration and servicing costs-affiliates.

General

     BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of assets under management and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares.

     Investment advisory agreements for certain separate accounts and BlackRock's alternative investment products provide for performance fees in addition to fees based on assets under management. Performance fees are earned when investment performance exceeds a contractual threshold and, accordingly, may increase the volatility of BlackRock's revenue and earnings. Other income primarily reflects fees earned on risk management advisory engagements.

     BlackRock Asset Investors ("BAI"), one of our alternative investment products, was created in 1994 in response to the opportunity that the Company perceived in commercial real estate debt arising from the dislocation of traditional lenders that had occurred and the resulting lack of capital in the sector. BlackRock believed that BAI would capture equity-like returns as an early market participant able to invest in these types of assets. As the commercial real estate markets recovered and capital market participation in commercial mortgage securities expanded, further opportunities to generate equity-like returns diminished. As a result, BAI's Board of Trustees and shareholders approved management's recommendation in 1997 to liquidate the fund. For the nine months ended September 30, 1998, BAI generated operating income (advisory and performance fees, net of expense) of $6.0 million. As a result of the liquidation, which involved the sale of BAI's assets, BlackRock realized an operating loss of $1.7 million for the nine months ended September 30, 1999. The liquidation of BAI was completed on September 27, 1999.

     Operating expense primarily consists of employee compensation and benefits, BAI incentive compensation, fund administration and servicing costs-affiliates, general and administration, and goodwill amortization. Employee compensation and benefit expense reflects salaries, deferred and incentive compensation, and related benefit costs. BAI incentive compensation expense reflects compensation payable in accordance with various agreements to investment advisory and other employees of BlackRock. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds. Goodwill at September 30, 1999 was $196.7 million with annual amortization expense of approximately $9.7 million. Substantially all of the goodwill resulted from PNC's acquisition of BlackRock Financial Management, L.P. ("BFM") on February 28, 1995.

Assets Under Management

     Assets under management ("AUM") increased $28.6 billion, or 24.0%, to $148.1 billion at September 30, 1999, compared with $119.5 billion for the period ended September 30, 1998. The increase was attributable to a $26.0 billion rise in separate account assets and a $2.7 billion increase in mutual fund assets.

                                                      For the period ended
                                                          September 30                      Change
                                                   ------------------------------   -----------------------
                                                        1999             1998         Amount        Percent
                                                   -------------    -------------   -----------  ----------
                                                         ($ in millions)           ($ in millions)
Separate Accounts
 Fixed income *                                        $ 69,266        $ 48,157         $21,109        43.8%
 Liquidity                                               17,310          12,902           4,408        34.2
 Equity                                                   2,454           1,996             458        22.9
                                                   -------------    -------------    ----------
 Subtotal                                                89,030          63,055          25,975        41.2
                                                   -------------    -------------    ----------
Mutual Funds
 Fixed income                                            13,579          14,402            (823)       (5.7)
 Liquidity                                               32,717          31,693           1,024         3.2
 Equity                                                  12,776          10,325           2,451        23.7
                                                   -------------    -------------    ----------
 Subtotal                                                59,072          56,420           2,652         4.7
Total                                                  $148,102        $119,475         $28,627        24.0
                                                   -------------    -------------    ----------

* Includes alternative investment products.

     The following tables present the component changes in BlackRock's assets under management for the three month and nine month periods ended September 30, 1999 and 1998, as well as the first three quarters of 1999. The data reflects certain reclassifications between net subscriptions (redemptions) and market appreciation (depreciation) from amounts previously reported.

                                                  Three months ended                  Nine months ended
                                                     September 30                        September 30
                                          -----------------------------------  --------------------------------
                                                1999              1998              1999              1998
                                          -----------------  ----------------  ----------------  --------------
                                                                     ($ in millions)
Separate Accounts
 Beginning assets under management              $ 83,001          $ 61,497          $ 69,112        $ 51,043
 Net subscriptions                                 5,913               451            20,440           9,459
 Market appreciation (depreciation)                  116             1,107              (522)          2,553
                                          -----------------  ----------------  ----------------  --------------
 Ending assets under management                   89,030            63,055            89,030          63,055
                                          -----------------  ----------------  ----------------  --------------
Mutual Funds
 Beginning assets under management                58,800            55,185            61,530          54,370
 Net subscriptions (redemptions)                     951             2,639            (2,501)          1,877
 Market appreciation (depreciation)                 (679)           (1,404)               43             173
                                          -----------------  ----------------  ----------------  --------------
 Ending assets under management                   59,072            56,420            59,072          56,420
                                          -----------------  ----------------  ----------------  --------------
Total                                           $148,102          $119,475          $148,102        $119,475
                                          -----------------  ----------------  ----------------  --------------

Net subscriptions                               $  6,864          $  3,090          $ 17,939        $ 11,336
% change in AUM from net subscriptions             108.9%            110.6%            102.7%           80.6%

                                                                   Three months ended
                                                         --------------------------------------
                                                                          1999
                                                         --------------------------------------
                                                          September 30    June 30     March 31
                                                         --------------  ----------  ----------
Separate Accounts                                                    ($ in millions)
Fixed Income
 Beginning assets under management                             $68,286    $64,381      $52,869
 Net subscriptions                                                 886      4,509       11,816
 Market appreciation (depreciation)                                 94       (604)        (304)
                                                         --------------  ----------  ----------
 Ending assets under management                                 69,266     68,286       64,381
                                                         --------------  ----------  ----------
Liquidity
 Beginning assets under management                              12,362     13,975       13,826
 Net subscriptions (redemptions)                                 4,933     (1,626)         152
 Market appreciation (depreciation)                                 15         13           (3)
                                                         --------------  ----------  ----------
 Ending assets under management                                 17,310     12,362       13,975
                                                         --------------  ----------  ----------
Equity
 Beginning assets under management                               2,353      2,121        2,417
 Net subscriptions (redemptions)                                    94         20         (344)
 Market appreciation                                                 7        212           48
                                                         --------------  ----------  ----------
 Ending assets under management                                  2,454      2,353        2,121
                                                         --------------  ----------  ----------
Total Separate Accounts
 Beginning assets under management                              83,001     80,477       69,112
 Net subscriptions                                               5,913      2,903       11,624
 Market appreciation (depreciation)                                116       (379)        (259)
                                                         --------------  ----------  ----------
 Ending assets under management                                $89,030    $83,001      $80,477
                                                         --------------  ----------  ----------
Mutual Funds
 Beginning assets under management                            $58,800     $59,749     $61,530
 Net subscriptions (redemptions)                                  951      (1,546)     (1,906)
 Market appreciation (depreciation)                              (679)        597         125
                                                         --------------  ----------  ----------
 Ending assets under management                               $59,072     $58,800     $59,749
                                                         --------------  ----------  ----------

     Net subscriptions for the three month and nine month periods ended September 30, 1999 were $6.9 billion and $17.9 billion, respectively. Third quarter 1999 new business inflows included $4.9 billion associated with liquidity separate accounts, $1.0 billion from mutual funds and $0.9 billion from fixed income separate accounts despite a $5.0 billion outflow by a large institutional client due to its business restructuring.

     New business inflows for the nine months ended September 30, 1999 included $17.2 billion in fixed income separate accounts and $3.5 billion in liquidity separate accounts that were offset by $2.5 billion in mutual fund redemptions associated with the Provident Institutional Funds.

Operating Results for Three months ended September 30, 1999 compared with Three months ended September 30, 1998.

Revenue

     Investment advisory and administration fees increased $21.4 million to $95.8 million for the three months ended September 30, 1999, compared with $74.4 million for the three months ended September 30, 1998. The growth in investment advisory and administration fees was primarily due to the increase in assets under management, to $148.1 billion at September 30, 1999, compared with $119.5 billion at September 30, 1998.

                                                          Three months ended
                                                             September 30                        Change
                                                     ----------------------------     ---------------------------
                                                        1999             1998              Amount       Percent
                                                     ----------------------------     ---------------------------
                                                           ($ in thousands)               ($ in thousands)
Investment advisory and administration fees:
   Mutual funds                                         $ 61,665          $47,671        $13,994        29.4%
   Separate accounts                                      39,141           25,720         13,421        52.2
   BAI                                                    (5,018)           1,037         (6,055)         NM
                                                     -------------   --------------   ------------
Total investment advisory and administration
 fees                                                     95,788           74,428         21,360        28.7
Other income                                               4,319            4,143            176         4.2
                                                     -------------   --------------   ------------
Total revenue                                           $100,107          $78,571        $21,536        27.4
                                                     -------------   --------------   ------------

NM-Not meaningful

     Mutual fund advisory and administration fees were $61.7 million for the three months ended September 30, 1999, compared with $47.7 million for the three months ended September 30, 1998. The increase was due to a $2.7 billion increase in mutual fund assets under management and higher advisory fees from PNC client assets invested in the BlackRock Funds. Separate account advisory fees were $39.1 million for the three months ended September 30, 1999, a 52.2% increase compared with $25.7 million for the three months ended September 30, 1998. The increase in separate account advisory fees was attributable to a $26.0 billion increase in separate account assets under management and higher base and performance fees earned on BlackRock's alternative investment products. BlackRock's alternative investment products include the Obsidian Funds, a family of fixed income hedge funds, Magnetite Asset Investors, LLC, a collateralized bond obligation and Anthracite Capital, Inc., a real estate investment trust
(REIT). BAI advisory fees decreased $6.1 million due to reversals of previously accrued performance fees associated with the fund's liquidation.

Expense

     Operating expense increased $10.5 million to $69.5 million for the three months ended September 30, 1999, compared with $59.0 million for the three months ended September 30, 1998. The change was primarily the result of increases in employee compensation and benefits, fund administration and servicing costs-affiliates and general and administration expenses. The increases were partially offset by reversals of previously accrued BAI incentive compensation associated with the fund's liquidation.

                                                          Three months ended
                                                            September  30                     Change
                                                    --------------------------------------------------------
                                                         1999            1998           Amount       Percent
                                                    --------------   --------------   -----------   --------
                                                           ($ in thousands)             ($ in thousands)

Employee compensation and benefits                       $35,172          $26,452        $ 8,720        33.0%
BAI incentive compensation                                (3,894)             432         (4,326)      NM
  Fund administration and servicing
   costs-affiliates                                       23,723           19,715          4,008        20.3
General and administration                                12,035            9,982          2,053        20.6
Amortization of goodwill                                   2,413            2,413
                                                     -------------   --------------   -------------
   Total operating expense                               $69,449          $58,994        $10,455        17.7
                                                     -------------   --------------   -------------

 NM-Not meaningful

     Employee compensation and benefits increased $8.7 million due to additional expenses of $4.2 million related to salary and benefits and $4.5 million for incentive compensation primarily based on operating profit growth. Salary and benefit cost increases were the result of a 9.6% increase in full-time employees to support business growth partially offset by the adoption of SOP 98-1 (Accounting for the Cost of Computer Software Developed or Obtained for Internal
Use) in 1999 which approximated $1.3 million. Fund administration and servicing costs-affiliates increased $4.0 million reflecting payments to PNC based on the level of assets under management and advisory revenue received on PNC client investments in the BlackRock Funds. The $2.1 million increase in general and administration expenses was due to additional expenditures of $1.3 million related to systems and communications and $1.1 million related to marketing and promotional costs.

Operating Income and Net Income

     Operating income was $30.7 million for the three months ended September 30, 1999, representing an $11.1 million or 56.6% increase compared with the three months ended September 30, 1998. Non-operating expense (interest and dividend income, net of interest expense) decreased $0.6 million or 21.3% to $2.2 million for the three months ended September 30, 1999 compared with $2.8 million for the three months ended September 30, 1998, due to the repayment of debt. Income tax expense was $12.2 million and $8.0 million representing effective tax rates of 43.0% and 47.6% for the three months ended September 30, 1999 and 1998, respectively. The difference in the effective tax rates resulted from various permanent differences and variations caused by state and local income tax accruals pursuant to the PNC tax sharing policy that BlackRock was subject to prior to the Tax Disaffiliation Agreement that took effect on October 1, 1999. Net income totaled $16.2 million for the three months ended September 30, 1999 compared with $8.8 million for the three months ended September 30, 1998, representing an increase of 84.6%.

Operating Results for Nine months ended September 30, 1999 as compared with Nine months ended September 30, 1998.

Revenue

  Investment advisory and administration fees increased $64.7 million to $264.7 million for the nine months ended September 30, 1999, compared with $200.0 million for the nine months ended September 30, 1998. The growth in investment advisory and administration fees was primarily due to increases in assets under management and higher mutual fund advisory fees on PNC client assets invested in the BlackRock Funds that were partially offset by reductions in BAI-related performance fees associated with the fund's liquidation.

                                                     Nine months ended
                                                       September 30                           Change
                                                   ------------------------------  -------------------------
                                                       1999             1998          Amount        Percent
                                                   -------------    -------------  -------------  ----------
                                                           ($ in thousands)             ($ in
Investment advisory and administration fees:
   Mutual funds                                         $161,302         $115,073       $ 46,229        40.2%
   Separate accounts                                     110,475           68,096         42,379        62.2
   BAI                                                    (7,072)          16,798        (23,870)         NM
                                                     -----------       ----------     ----------
Total investment advisory and administration fees
                                                         264,705          199,967         64,738        32.4
Other income                                              15,494            9,856          5,638        57.2
                                                     -----------       ----------     ----------
Total revenue                                           $280,199         $209,823       $ 70,376        33.5
                                                     ===========       ==========     ==========

 NM-Not meaningful

     Mutual fund advisory and administration fees increased $46.2 million for the nine months ended September 30, 1999 primarily due to higher advisory fees earned on PNC client assets invested in the BlackRock Funds associated with the May 1998 conversion of $8.2 billion of PNC common trust funds into the BlackRock Funds. Prior to the formation, BlackRock received subadvisory fees from PNC's private bank for investment management services on these assets. For 1999, advisory fees on these assets are recorded gross, with amounts due to PNC, in accordance with memoranda of understanding with PNC's private bank, reflected as fund administration and servicing costs-affiliates. Separate account advisory fees increased $42.4 million largely as a result of a $26.0 billion growth in separate account assets under management as well as increased base and performance fees earned on BlackRock's alternative investment products. BAI advisory fees decreased $23.9 million due to the discontinuance of any further business activity together with reversals of previously accrued performance fees associated with the fund's liquidation. Other income increased $5.6 million due to new risk management advisory engagements, which included a $1.5 million increase for additional services provided to PNC.

Expense

     Operating expense increased $41.6 million to $198.9 million for the nine months ended September 30, 1999, compared with $157.3 million for the nine months ended September 30, 1998. The change was primarily the result of increases in employee compensation and benefits, fund administration and servicing costs-affiliates and general and administration expenses. The increases were partially offset by lower incentive compensation in 1999 related to the liquidation of BAI.

                                                           Nine months ended
                                                             September 30                     Change
                                                  --------------------------------  --------------------------
                                                        1999             1998           Amount       Percent
                                                  ----------------  --------------  ------------  ------------
                                                          ($ in thousands)        ($ in thousands)
Employee compensation and benefits                      $101,135         $ 77,296       $ 23,839        30.8%
BAI incentive compensation                                (5,387)          10,764        (16,151)         NM
Fund administration and servicing costs-
 affiliates                                               60,058           35,370         24,688        69.8
General and administration                                35,869           26,616          9,253        34.8
Amortization of goodwill                                   7,240            7,240
                                                  --------------      -----------    -----------
   Total operating expense                              $198,915         $157,286       $ 41,629        26.5
                                                  ==============      ===========    ===========

  NM-Not meaningful

     Employee compensation and benefits increased $23.8 million due to additional expenses of $7.9 million related to salary and benefits and $15.9 million for incentive compensation primarily based on operating profit growth. Salary and benefit cost increases were the result of a 17.7% increase in full-time employees to support business growth and enhancements to the Company's 401(k) plan that were partially offset by the adoption of SOP 98-1 (Accounting for the Cost of Computer Software Developed or Obtained for Internal Use) in 1999 which approximated $3.8 million. BAI incentive compensation decreased by $16.2 million due to the discontinuance of any further business activity together with reversals of previously accrued incentive compensation associated with the fund's liquidation. Fund administration and servicing costs-affiliates increased $24.7 million due to higher advisory fees earned on PNC client assets invested in the BlackRock Funds associated with the May 1998 conversion of $8.2 billion of PNC common trust funds into the BlackRock Funds. General and administration expenses increased $9.3 million primarily due to additional expenditures of $3.4 million related to systems and communications, $3.0 million related to marketing and promotional costs and $2.0 million related to occupancy and office services. These increases reflected the substantial business and personnel growth experienced during the period, and a change in depreciable life on equipment from five years to three years, which resulted in a one-time charge to depreciation expense of $1.6 million.

Operating Income and Net Income

     Operating income was $81.3 million for the nine months ended September 30, 1999, representing a $28.7 million or 54.7% increase compared with the nine months ended September 30, 1998. Non-operating expense decreased $1.3 million or 13.8% to $8.0 million for the nine months ended September 30, 1999 compared with $9.3 million for the nine months ended September 30, 1998, due to the repayment of debt. Income tax expense was $31.1 million and $20.6 million representing effective tax rates of 42.4% and 47.6% for the nine months ended September 30, 1999 and 1998, respectively. The difference in the effective tax rates resulted from various permanent differences and variations caused by state and local income tax accruals pursuant to the PNC tax sharing policy that BlackRock was subject to prior to the Tax Disaffiliation Agreement that took effect on October 1, 1999. Net income totaled $42.2 million for the nine months ended September 30, 1999 compared with $22.6 million for the nine months ended September 30, 1998, an increase of 86.4%.

Liquidity and Capital Resources

     BlackRock has historically met its working capital requirements through cash generated by its operating activities and borrowings with PNC Bank, N.A. ("PNC Bank") under a $175.0 million revolving credit facility. Cash provided by operating activities totaled $101.8 million and $33.2 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash provided by operating activities was due to a $19.6 million increase in net income and cash received in connection with the liquidation of BAI on September 27, 1999. Incentive payments related to the BAI liquidation will be paid during the fourth quarter. BlackRock expects that cash flows generated by its operating activities will continue to serve as the principal source of working capital in the near future.

     Net cash flow used in investing activities was $13.1 million and $3.2 million for the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures for computer hardware, furniture and equipment and leasehold improvements were $12.9 million and $5.1 million for the nine months ended September 30, 1999 and 1998, respectively. This increase in capital expenditures reflects higher technology investments associated with risk management activities, increased occupancy and related costs to support personnel growth and higher software costs associated with the implementation of a new financial accounting system.

     Total capital at September 30, 1999 was $301.6 million and was comprised of $148.4 million of stockholders' equity and $153.2 million of debt. Debt at September 30, 1999 included $125.0 million outstanding on a $175.0 million revolving credit facility with PNC Bank due December 31, 2002, and a $28.2 million unsecured note due February 28, 2000 with B.P. Partners, L.P., an entity comprised of former partners of BFM, who received deferred notes on February 28, 1995 as part of the purchase price for BFM. The $153.2 million debt as of September 30, 1999 represents amounts remaining from PNC's $240.0 million acquisition of BFM on February 28, 1995, which was recorded on BFM's books. The revolving credit facility with PNC Bank, dated February 28, 1996, as amended, bears interest at PNC Bank's "prime rate" and is not terminable by the bank except in the event of a default. The unsecured note bears interest at a fixed rate of 7.5% and is unconditionally guaranteed by PNC. BlackRock repaid $18.8 million on February 28, 1999, and $28.2 million is due on February 28, 2000.

     Net cash flow used in financing activities was $43.6 million and $73.4 million for the nine months ended September 30, 1999 and 1998, respectively. During 1998, BlackRock received $34.2 million in net proceeds from the sale of restricted stock to employees. On March 31, 1998, BlackRock's formation date, $12.3 million in dividends were paid to PNC Bank in order to establish an appropriate exchange ratio for PNC Bank and employee ownership interests based on the fair market value of the combined businesses. Debt payments totaled $43.8 million and $95.5 million for the nine months ended September 30, 1999 and 1998, respectively.

     In connection with the prospectus dated October 1, 1999, of BlackRock, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, the Company issued 9 million shares of class A common stock to the public at an offering price of $14 per share (the "Offering"). The proceeds from the Offering, net of underwriters' discount and estimated offering expenses, totaled approximately $115.0 million. These proceeds were used to retire a portion of BlackRock's revolving credit facility with PNC Bank on October 7, 1999.

Seasonality

     BlackRock does not believe its operations are subject to significant seasonal fluctuations.

Interest Rates

     The value of assets under management is affected by changes in interest rates. Since BlackRock derives the majority of its revenue from investment advisory and administration fees based on assets under management, BlackRock's revenue may be adversely affected by changing interest rates. In a period of rapidly rising interest rates, BlackRock's assets under management would likely be negatively affected by reduced asset values and increased redemptions.

Inflation

     The majority of BlackRock's revenue is based on the value of assets under management. There is no predictable relationship between the rate of inflation and the value of assets under management, except that inflation may affect interest rates. BlackRock does not believe inflation will significantly affect its compensation costs, as they are substantially variable in nature. However, the rate of inflation may affect BlackRock's expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect BlackRock's results of operations by reducing BlackRock's assets under management, revenue or otherwise.

Year 2000 Readiness

     BlackRock has been working since 1997 to prepare its computer systems to meet the Year 2000 challenge. This process involves reviewing, modifying and replacing existing software, hardware and other equipment, as necessary, and communicating with counterparties, external service providers and customers regarding their responses to Year 2000 issues.

     As of December 31, 1998, substantially all of BlackRock's internally developed software had been tested and remediated where necessary. The Company has substantially completed an organization-wide assessment of Year 2000 issues relating to its critical system equipment as well as an assessment of the Year 2000 preparedness of its identified critical service providers.

     The Year 2000 issue may have an adverse impact on the operations and financial condition of the issuers of the securities in which the Company invests. Before purchasing securities, BlackRock considers the Year 2000 readiness of issuers. The depth of the review depends on the issuers' industry. BlackRock will continue to review and assess the Year 2000 preparedness of issuers throughout 1999.

     During the third quarter of 1999, BlackRock conducted tests of its networking and telecommunications systems in an attempt to verify vendor representations of Year 2000 readiness. The Company currently estimates that the total cost of implementing its Year 2000 programs will not have a material impact on its results of operations, liquidity or capital resources. No significant expenditures have been made to replace existing systems solely for Year 2000 readiness reasons. The costs and timetable in which BlackRock plans to complete its Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party preparedness and other factors. BlackRock has incurred approximately $875 thousand in Year 2000 readiness expenses through September 30, 1999 and the Company expects to spend an additional $125 thousand to fully implement its program. BlackRock can make no guarantee that these estimates will prove correct, and actual results could differ from such plans.

     BlackRock has reviewed and strengthened its business continuity plans to address Year 2000 implications. The Company has written business continuity plans in place for each of its four offices, including recovery strategies for data, communications and personnel, designed to achieve the goal of resuming critical business functions at an alternate site within twenty-four hours of an emergency. BlackRock updates and tests these plans at least once a year to reflect changes in its business and its systems. The Company has also written contingency plans for all of its critical business systems at each office site which outline alternative business procedures in the event of minor disruptions. BlackRock is working with its critical service providers to provide alternate service to its disaster recovery sites.

     BlackRock's Year 2000 readiness efforts and contingency plans are also subject to oversight and regulation by the Securities and Exchange Commission, the Office of the Comptroller of the Currency ("OCC"), the Federal Reserve Board and other regulatory bodies. As a registered investment adviser, BlackRock is required to file disclosure documents with the Securities and Exchange Commission regarding its preparation for Year 2000 complications. BlackRock has also responded to specific inquiries from, and provided information to, the Securities and Exchange Commission, the OCC and the Federal Reserve regarding the potential adverse implications to its business from Year 2000 consequences and its plans for addressing them.

     It is not possible to predict with certainty all of the adverse effects that could result from a failure of BlackRock or of third parties to become fully Year 2000 ready or whether such effects could have a material adverse impact on BlackRock. However, if BlackRock were to fail to correct internal Year 2000 problems, or if BlackRock's contingency plans failed to mitigate any such problems, or if one or more third parties is unable, due to Year 2000 issues, to provide services required by BlackRock, a disruption of operations could occur resulting in increased operating costs, loss of revenue and other temporary inability to process transactions and delays in providing services. In addition, to the extent that the issuers of securities are weakened due to Year 2000 issues, the value and liquidity of client portfolios could be adversely affected. Disruption or suspension of activity in the world's financial markets is also possible as a result of Year 2000 issues.

Forward-Looking Statements

     Certain statements in this report contain forward-looking statements with respect to financial performance and other financial and business matters within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and variations of such words and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could." The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and the Company assumes no duty to update forward-looking statements. In addition to factors previously disclosed by the Company and those identified elsewhere herein, the following factors, among others, could cause actual results to differ materially from forward-looking statements: the performance of financial markets, the investment performance of BlackRock's sponsored investment products and separately managed accounts, government regulations including securities and tax law changes, competitive conditions, future acquisitions, the impact, extent and timing of technological changes, the ability of the Company and others to remediate Year 2000 concerns, and the general economic environment. Changes in these assumptions or other factors could cause actual results to differ materially from those anticipated in these forward-looking statements.

Part II
                               OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     On September 30, 1999, BlackRock, Inc. reissued 213,474 shares of class B common stock, held in treasury, for a total purchase price of $750 thousand to key employees. The shares were not registered under the Securities Act of 1933 because the offering and sale were made in reliance on the exemption provided by
Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. These shares, which include significant transfer restrictions, were sold at a discount to fair market value of $2.2 million, which will be expensed on a straight-line basis over the restriction periods. The discount was recorded as additional paid-in capital and unearned compensation in BlackRock, Inc's consolidated statement of financial condition at September 30, 1999.

Use of  Proceeds

     The Company's registration statement on Form S-1 relating to the initial public offering of class A common stock (File No. 333-78367) was declared effective by the Securities and Exchange Commission on October 1, 1999. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Lehman Brothers, Inc., Prudential Securities Incorporated and Salomon Smith Barney, Inc. were the managing underwriters of the U.S. offering and affiliates of those firms managed the international offering. On October 1, 1999, the Company sold 9 million shares of class A common stock that were registered to the public at an offering price of $14 per share. The offering was completed on October 6, 1999. Total proceeds received were $126.0 million.

     The Company incurred the following estimated expenses with respect to the offering: underwriters' discounts and commissions, $8.5 million; other expenses, $2.5 million; total expenses, $11.0 million. The net proceeds from the offering to the Company after deducting the foregoing discounts, commissions, fees and expenses were approximately $115.0 million. None of the foregoing expenses constituted direct or indirect payments to our directors, officers, or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

     The Company used the net proceeds to retire a portion of the Company's line of credit with PNC Bank, N.A. on October 7, 1999.

Item 4.    Submission of Matters to a Vote of Security Holders

     Pursuant to a written consent of stockholders dated September 29, 1999, the stockholders of the Company unanimously approved and adopted the following:

     (i) the Amended and Restated Certificate of Incorporation of the Company dated September 30, 1999,

     (ii)  the Amended and Restated By-laws of the Company,

     (iii) the BlackRock, Inc. 1999 Annual Incentive Performance Plan,

     (iv)  the 1999 Stock Award and Incentive Plan, and

     (v)   the Non-Employee Director Stock Compensation Plan.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit No.    Description
           -----------    -----------

               27.1       Financial Data Schedule

      (b)  Reports on Form 8-K

           Since June 30, 1999, the Company filed the following Current Reports on Form 8-K:

           Form 8-K dated as of October 20, 1999, reporting the Company's consolidated financial results for the three month and nine month periods ended September 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BLACKROCK, INC.
                              (Registrant)


Date: November 12, 1999            By:  /s/ Paul L. Audet
                                        -----------------
                                   Paul L. Audet
                                   Managing Director &
                                   Chief Financial Officer