Form 10-K
period 1999-12-31
BLACKROCK INC /NY
filed 2000-03-28
CIK 1060021

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-K

                                  (Mark One)

(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to ________________________

                        Commission File No. 001-15305

                                BlackRock, Inc.
                                ---------------
            (Exact name of Registrant as specified in its charter)

Delaware                                               51-038-0803
--------------------------------                       -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


                      345 Park Avenue, New York, NY 10154
                      -----------------------------------
                   (Address of principal executive offices)

                                 212-754-5560
                                 ------------
              (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    On which registered
--------------------------------                       -----------------------
Class A Common Stock, $.01                             New York Stock Exchange
par value


         Securities registered pursuant to Section 12 (g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES  (X)    NO  ( )

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          The aggregate market value of BlackRock's class A common stock held by non-affiliates of BlackRock as of March 7, 2000, is $193,212,800.

          As of March 7, 2000 there were 9,000,000 shares of the Registrant's class A common stock issued and outstanding and 54,864,382 shares of the Registrant's class B common stock issued and outstanding.

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc., for the annual meeting of stockholders to be held on May 1, 2000 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

PART I
Item 1    Business                                                                   4
Item 2    Properties                                                                19
Item 3    Legal Proceedings                                                         19
Item 4    Submission of Matters to Vote of Security Holders                         19

Part II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters     20
Item 6    Selected Financial Data                                                   20
Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                     22
Item 7A   Quantitative and Qualitative Disclosures About Market Risk                32
Item 8    Financial Statements and Supplementary Data                               32
Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                      32

Part III

Item 10   Directors and Executive Officers of the Registrant                        33
Item 11   Executive Compensation                                                    33
Item 12   Security Ownership of Certain Beneficial Owners and Management            33
Item 13   Certain Relationships and Related Transactions                            33

Part IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K          33

Item 1.   BUSINESS

Overview

  BlackRock, Inc., a Delaware corporation (together with its subsidiaries "BlackRock" or the "Company"), is one of the 30 largest investment management firms in the United States with approximately $165 billion of assets under management at December 31, 1999. BlackRock is a majority owned subsidiary of The PNC Financial Services Group, Inc., formerly PNC Bank Corp. ("PNC"), one of the largest diversified financial services companies in the U.S. PNC acquired BlackRock in 1995 and consolidated a substantial part of its asset management businesses under the BlackRock name in 1998. On October 1, 1999, BlackRock offered 9 million shares of class A common stock in an initial public offering. Following our IPO, PNC owns 70%, the public owns 14% and BlackRock employees own 16% of BlackRock.

  BlackRock offers a variety of investment products to institutional and individual investors in the U.S. and internationally. At December 31, 1999, fixed income products represented 53%, money market or liquidity products represented 35%, equity products represented 11% and alternative investment products represented 1% of total assets under management. We manage these assets in approximately 500 separate accounts and 70 mutual funds on behalf of more than 3,000 institutions and 160,000 individual investors. We also offer a variety of risk management services to large institutional fixed income investors. Through these risk management services, we use software, which we have developed over the past 12 years, to provide comprehensive risk analysis and advice with respect to more than $780 billion of assets managed by our clients.

  Over the past five years, BlackRock's assets under management have more than tripled, growing by nearly $112 billion, or a 26% compound annual growth rate. Separate accounts, which are offered primarily to institutional investors, grew by $82 billion, a 41% compound annual growth rate, and mutual funds, which are offered primarily under the BlackRock Funds and Provident Institutional Funds brand names, grew by $30 billion, a 13% compound annual growth rate. Most of this growth has been in fixed income and liquidity products in which assets under management have increased by $63 billion and $34 billion, respectively.

                            Assets Under Management

                                                               December 31,                           5-Year
                                      -----------------------------------------------------------
                                        1995         1996         1997        1998         1999         CAGR
                                      --------     --------     --------    --------     --------     --------
                                                                  ($ in millions)
  Fixed Income                        $ 35,213     $ 41,101     $ 52,486    $ 64,821     $ 86,438       29%
  Liquidity                             26,739       31,363       39,846      49,381       57,521       19%
  Equity                                 7,006        9,847       12,592      14,504       18,472       29%
  Alternative Investment Products          101          403          489       1,936        2,086       NM
                                      --------     --------     --------    --------     --------
  Total                               $ 69,059     $ 82,714     $105,413    $130,642     $164,517       26%
                                      ========     ========     ========    ========     ========

NM= Not Meaningful; CAGR = Compound Annual Growth Rate.

  We differentiate ourselves from our competitors through our investment process, the risk management software we have developed, the quality of our client service and the stability of our management team. Our goal is to deliver investment returns that consistently meet or exceed our clients' performance benchmarks within appropriate risk parameters. Our experienced professionals serve the varying needs of our clients with customized products and services.
We believe the quality and depth of our employees, our process and our investment performance have been critical to achieving growth in assets under management and will continue to be of primary importance to our future success.

Strategy

  We plan to continue to increase assets under management by pursuing our current business strategy, which consists of the following key elements:

  . Increasing our institutional fixed income penetration. Although we have realized considerable growth in fixed income assets, the market for these products is highly fragmented and no single firm accounts for significant market share. Accordingly, there is a substantial opportunity for continued growth in this business. We plan to capitalize on these opportunities through continued direct calling on pension plan sponsors, insurance companies, corporations, industry consultants and financial intermediaries.

  . Expanding our equity business. Since assuming responsibility for PNC's equity products in 1998, we have taken steps to enhance our capabilities and build capacity for future growth, including upgrading computer systems, adding trading and operations resources and expanding risk management analysis. In the past year, we added investment specialists in our emerging capitalization and European equity teams, and we will continue to selectively add expertise to strengthen our existing capabilities. Strategies for growth include continuing to distribute our equity mutual funds, increasing direct and cross-selling efforts for institutional separate accounts and pursuing targeted product development opportunities.

  . Enhancing our international presence. Since 1988, BlackRock has maintained a small, but successful business with international investors. We believe that the combination of structural changes in foreign markets and our expanded product menu have expanded our opportunities overseas. We will seek to capitalize on these opportunities by building regional marketing capabilities directly and through strategic alliances. These efforts have recently included launching Nomura BlackRock Asset Management (NBAM), a joint venture with Nomura Asset Management, Japan's largest money manager, establishing regional marketing and client service capabilities in Asia (Tokyo) and Europe (Edinburgh), and initiating a distribution relationship with Investec Guinness Flight, a leading distributor of funds in Europe and South Africa.

  . Expanding our retail distribution. Retail distribution of our mutual funds is pursued largely through wholesaling efforts with third party broker-dealers and through PNC Advisors, our private banking affiliate. These efforts have positioned BlackRock Funds as the 14th largest wholesale fund family in the U.S. (as reported by Financial Research Corp. as of December 31, 1999). With the majority of retail investors continuing to use brokers and financial advisors, we will continue to focus on distribution through these channels rather than direct sales efforts. To expand our penetration, we will continue to work closely with our distributors to understand investor demand, hone our marketing and product development efforts and build our brand recognition.

  . Further developing our risk management business. Our internally developed systems provide comprehensive information processing and integrated risk management capabilities that result in highly efficient investment operations and enhance the investment management process. We also provide risk management services to a very limited number of large, sophisticated institutions for use in the management of their investment operations. To date, we have pursued these activities on a highly selective basis. We will continue to evaluate whether we can further enhance stockholder value by more aggressively pursuing commercialization of our risk management services.

Asset Management Products

  BlackRock offers a wide variety of fixed income, liquidity, equity and alternative investment products. Revenue from these products consists of advisory fees typically structured as a percentage of assets managed and, in some instances, a performance fee expressed as a percentage of returns realized in excess of agreed-upon targets.

  . Fixed Income. At December 31, 1999, fixed income assets under management were $86 billion, a 33% increase from year-end 1998. Since December 31, 1994, fixed income assets have grown at a 29% compound annual rate despite the fact that investors have been shifting money out of bonds and into stocks to participate in the equity bull market of the past decade. Over time we have introduced new fixed income products to better meet investor needs. Our product development efforts emphasize leveraging our existing capabilities and adding professional expertise that can be fully integrated with our existing operations. Our fixed income products can be broadly grouped into three categories, as described below.

                             Fixed Income Products

                                                      December 31,
                              --------------------------------------------------------------
                               1995          1996          1997          1998         1999
                              -------       -------       -------       -------      -------
                                                      ($ in millions)
       Core                   $ 9,817       $14,175       $21,050       $28,310      $41,807
       Sector Specialty        11,044        11,136        12,771        16,838       21,077
       Targeted Duration       14,352        15,790        18,665        19,673       23,554
                              -------       -------       -------       -------      -------
       Total                  $35,213       $41,101       $52,486       $64,821      $86,438
                              =======       =======       =======       =======      =======

       Core. Core products represented 48% of our fixed income assets at December 31, 1999, an increase of 48% from year-end 1998 and a compound annual growth rate of 53% since 1994. These accounts seek to achieve superior returns while assuming equal or lower levels of risk than the Lehman Brothers Aggregate Index or other broad market indices. Traditional core accounts invest in all asset classes represented in the index while maintaining portfolio duration close to that of the securities in the index. Enhanced index core accounts more tightly constrain portfolio risk parameters relative to the benchmark, while core plus accounts are permitted to invest in assets not included in the index, such as high yield and non-dollar debt.

       Sector specialty. Sector specialty accounts represented 24% of our fixed income assets at December 31, 1999, an increase of 25% from year-end 1998 and a 24% compound annual growth rate since 1994. This product line includes all accounts that seek to outperform a subset of the broad fixed income market. Examples include mortgage, corporate, U.S. Treasury and high yield mandates. The investment objective is typically total return based, although clients may specify income, tax or other constraints to be observed in the management of their portfolios.

       Targeted duration. Targeted duration products represented 27% of our fixed income assets at December 31, 1999, an increase of 20% from year-end 1998 and a compound annual growth of 15% since 1994. These accounts are typically managed relative to finite-term liabilities or indices focused on a narrow portion of the U.S. Treasury yield curve. Products include LIBOR and short, intermediate and long duration portfolios. This category also includes BlackRock Equity PLUS, which is a product that combines fixed income securities and equity market derivatives to achieve incremental returns relative to the S&P 500 Index.

  . Liquidity. At December 31, 1999, liquidity assets under management were $58 billion, a 16% increase from year-end 1998. Liquidity products are designed to meet the needs of domestic corporations and their foreign subsidiaries, municipal treasurers, banks, bank trust departments and other intermediaries. We seek to achieve attractive yields, subject to conservative credit and liquidity guidelines, which are implemented by a dedicated team of portfolio managers who are based in Wilmington, Delaware and are supported by our fixed income credit analyst team as well as our risk management systems. In general, clients use our liquidity products to invest money that they expect to need in the short-term. As a result, our money market portfolios experience a high level of subscriptions and redemptions on a daily basis, and liquidity assets under management can be quite volatile. As highlighted below, we offer three basic types of liquidity products.

                              Liquidity Products

                                                          December 31,
                                  --------------------------------------------------------------
                                   1995          1996          1997          1998         1999
                                  -------       -------       -------       -------      -------
                                                          ($ in millions)
       Prime                      $13,187       $16,103       $23,279       $32,479      $40,707
       Government                   8,954        10,211        11,384        12,677       12,722
       Tax-Exempt                   4,598         5,049         5,183         4,225        4,092
                                  -------       -------       -------       -------      -------
       Total                      $26,739       $31,363       $39,846       $49,381      $57,521
                                  =======       =======       =======       =======      =======

       Prime. Prime products are designed to utilize a wide variety of liquidity instruments to achieve enhanced money market returns. These portfolios invest in "prime" or short-term corporate and bank debt, as well as U.S. Treasury and agency obligations. Customized versions include our offshore liquidity funds, which are subject to investment constraints based on tax considerations, and separate accounts that permit broader investment flexibility than money market funds. Last year's $8 billion increase in assets in prime products reflect increased security lending activity.

       Government. Government products are designed to meet the needs of investors who cannot assume credit risk of any kind or otherwise prefer highly conservative products for their liquidity investments. These products include all portfolios that invest solely in U.S. Treasuries, agency securities and/or obligations backed by U.S. Treasuries or agencies.

       Tax-exempt. Tax-exempt products are designed for investors seeking to optimize after-tax returns. These products include national funds investing in securities that are exempt from federal taxation, as well as state-specific funds that invest solely in securities exempt from both federal and state taxation.

  . Equity. Our equity assets rose 27% from year-end 1998 to $18 billion at December 31, 1999. Over 83% of these assets are in mutual funds, all of which emphasize long-term capital appreciation and strict adherence to various investment discipline and market capitalization guidelines. We have expanded our equity capacity, including upgrading computer systems, adding trading and operations resources and expanding risk management analysis in our equity offices based in Philadelphia, Pennsylvania, and Edinburgh, Scotland. We also expanded our emerging capitalization and European investment teams, and will continue to look for opportunities to expand our existing capabilities. Our equity products can be classified as discussed below.

                                Equity Products

                                                          December 31,
                                  --------------------------------------------------------------
                                   1995          1996          1997          1998         1999
                                  -------       -------       -------       -------      -------
                                                          ($ in millions)
       Large Capitalization       $ 4,670       $ 6,099       $ 7,455       $ 8,601      $ 9,863
       Emerging Capitalization      1,280         2,308         3,440         4,049        6,031
       International                1,056         1,440         1,697         1,854        2,578
                                  -------       -------       -------       -------      -------
       Total                      $ 7,006       $ 9,847       $12,592       $14,504      $18,472
                                  =======       =======       =======       =======      =======

       Large Capitalization. BlackRock offers a variety of large capitalization products, including core equity, large cap growth and large cap value. Our core equity product seeks to achieve excess returns relative to broad market indices (e.g., the S&P 500) with relatively low tracking error by combining the expertise and best ideas of both our value and growth investment specialists. Large cap growth strategies focus on companies with above average earnings and revenue growth rates, while large cap value portfolios focus on companies that are undervalued on the basis of price/earnings, price/book, price/cash flow or price/sales ratios.

       Emerging Capitalization. BlackRock's emerging capitalization products include U.S. mid-cap, small-cap and micro-cap growth, international small cap and U.S. mid-cap and small-cap value portfolios. Emerging cap growth portfolios focus on companies that have the potential for superior capital appreciation on the basis of revenue and earnings growth, as well as high relative price momentum. Like their large cap counterparts, emerging cap value products emphasize companies that are undervalued relative to historical valuation ratios.

       International. Our international equity products include a variety of European, Pacific Basin and Europe/Australia/Far East (EAFE) portfolios. Investment strategies emphasize bottom-up stock selection based on a defined universe of quantitative screens, fundamental research and company visits. Portfolios are generally comprised of a relatively small number of positions in companies that are perceived as having superior price appreciation potential, whether they be growth or value stocks. Between January 1, 2000, when we expanded our European equity team, and March 7, 2000, we have attracted over $3 billion in a variety of European equity separate accounts.

  . Alternative Investment Products. At December 31, 1999, we managed $2.1 billion in alternative investment products. We created these products to take advantage of unique market opportunities or to meet specific client interests. These products usually involve a higher level of investment risk, but offer the potential for significantly greater absolute returns than our traditional investment products. We generally structure these products as commingled investment vehicles and limit the amount of capital we will accept from investors. To date, we have created four alternative investment products, and a number of new products are at various stages of development.

                        Alternative Investment Products

                                                          December 31,
                                  --------------------------------------------------------------
                                   1995          1996          1997          1998         1999
                                  -------       -------       -------       -------      -------
                                                          ($ in millions)
       BAI                        $   101       $   359       $   243       $   173      $    46
       Obsidian Funds                   -            44           246           582          864
       Anthracite                       -             -             -           181          176
       Magnetite                        -             -             -         1,000        1,000
                                  -------       -------       -------       -------      -------
       Total                      $   101       $   403       $   489       $ 1,936      $ 2,086
                                  =======       =======       =======       =======      =======

       BlackRock Asset Investors. BAI was created in 1994 to target opportunities in the rapidly changing real estate financing markets. We structured BAI as a mutual fund to address unique regulatory restrictions applicable to our pension clients. BAI was liquidated in September 1999, with the remaining assets being sold through a liquidating trust.

       Obsidian Funds. The Obsidian Funds, our domestic and offshore fixed income hedge funds, were introduced in 1996 in direct response to client interest. These products implement the strategies of our fixed income portfolio management team on a more leveraged or more concentrated basis.

       Anthracite Capital. Anthracite Capital, Inc. (NYSE: AHR) was offered in early 1998 to focus on continuing investment opportunities in the real estate debt markets. Anthracite is a mortgage REIT that brings together our capital markets expertise with PNC's commercial mortgage loan origination and servicing capabilities. Anthracite recently announced an agreement to acquire CORE Cap, Inc., a private REIT, which, if approved by CORE Cap's shareholders, will increase net assets under management to approximately $300 million.

       Magnetite Asset Investors. In late 1998, we created Magnetite Asset Investors to pursue investment opportunities in the high yield market. Specifically, Magnetite invests in a variety of high yield securities using our disciplined investment process and the sub-advisory services of Kelso & Company, a leveraged buyout firm, to enhance Magnetite's access to certain types of high yield investments. Magnetite was privately offered to institutional and high net worth investors, from whom we raised debt and equity capital of $1 billion.

Investment Process

  Our investment process emphasizes a highly disciplined team approach, rather than depending upon a few "star" managers, use of our extensive internally developed risk management software, and intensive credit and fundamental research. Fixed income analysts evaluate industry conditions, the creditworthiness of individual issuers and the features of individual securities in order to recommend relative industry weightings, establish our approved credit list and provide ongoing surveillance throughout the holding period. Equity analysts review company filings and research reports and visit companies to assess numerous factors, including the quality of a company's management team, its cash flows, the diversity of its products and customers, its balance sheet strength and financial condition, and both the company's and the industry's stage in the business life cycle. Multiple checks and balances are incorporated in the process, including automated compliance monitoring.

  The formal components of our investment process include new account meetings prior to funding, daily portfolio management meetings, weekly investment strategy group meetings and monthly account review meetings. Other groups that support the investment process, such as the credit committee and product specialist teams, also meet regularly. All of these efforts are designed to help us achieve our clients' objectives, while adhering to their investment guidelines and regulatory requirements and conducting our operations efficiently.

  . Investment Strategy. Our fixed income strategies seek to achieve consistent returns in excess of client benchmarks with equal or lower levels of risk. Our liquidity strategies seek to enhance yield, subject to conservative credit and liquidity guidelines. Although interest rates are a critical factor in determining bond values, we do not emphasize strategies that involve speculating on the level or direction of interest rates. Instead, we seek to add value relative to client benchmarks principally by choosing the types of bonds and the individual securities in which to invest. The judgment of our portfolio managers, as well as quantitative and credit research, are fundamental to our investment process. Broad strategies are set by our investment strategy group, which considers macroeconomic and market conditions, as well as credit and liquidity trends, to determine appropriate portfolio positioning. The investment strategy group's conclusions are implemented across all portfolios by product specialists, subject to each client's investment guidelines.

     Similarly, our equity strategies seek to achieve returns in excess of market indices. Our equity investment management team seeks to add value through a disciplined stock selection process that uses inputs from proprietary quantitative analysis, fundamental research and market flow information. Investment strategies are developed by senior members of the equity management team dedicated to each of our equity specialties.

  . Risk Management. We believe that to make informed investment decisions and manage portfolios consistent with client expectations we must understand the risk exposures in our portfolios and in the corresponding benchmarks. Accordingly, we look at investment risk across all of our products in an asset/liability management framework, with risk management reports produced on a daily basis and available on-line for portfolio managers to use to evaluate and monitor risks and refine investment strategy.

  . Compliance. Our internally developed risk management system, used in our fixed income and liquidity businesses, provides a high degree of automation in trade processing and compliance. Trades are entered electronically by our portfolio managers. Compliance criteria are built into our system to provide efficient checks and balances. Our system is designed to help prevent execution of non-compliant trades and to alert portfolio compliance personnel, who consult investment guidelines and regulations, as well as portfolio and account managers, to determine further action. Compliant trades are forwarded to operations and administration personnel and to clients' custodians, who work together to process each trade from confirmation through settlement. Similar, though more manual, processes are applied in our equity business and opportunities will be pursued to achieve greater automation in these activities over time.

  . Interdisciplinary Account Teams. All account team members, including marketing and client service, portfolio and risk management, administration, operations and compliance personnel, attend formal monthly account review meetings. These meetings are organized by product type, so that deviations in performance among accounts with comparable objectives and guidelines can be quickly identified. In addition, investment performance, guideline changes, and custody and trade operations issues are reviewed for each account. To facilitate ongoing communication and senior management oversight, up-to-date guidelines, portfolio holdings, risk analyses and credit research are published on our intranet.

  . Investment Performance. Separate account returns are aggregated into composites in accordance with industry standards and reported to pension consultants, who track and report performance (as measured by gross returns) relative to market indices and manager universes. Similarly, independent third parties, such as Lipper Inc. and others, maintain mutual fund data and report performance relative to indices and peers.

       Fixed income. Performance is illustrated below for our core fixed income product, which represents over 48% of our total fixed income assets under management. Specifically, over the past 7 years, we have consistently achieved higher returns and lower risk than both the Lehman Brothers Aggregate Index, the most frequently used benchmark, and a group of 53 managers reporting core composite returns to Frank Russell Company.

       Liquidity. Performance is illustrated below for our TempFund, which represents more than 55% of the assets managed in our Provident Institutional Funds. Specifically, over the past 10 years, we have delivered higher yields and lower risk than the universe of first tier, institutions-only money market funds as reported by IBC Financial Data Inc.

                           BlackRock Core Composite
                          7-Years Ended Dec. 31, 1999

                                                Annualized    Standard
                                                    Return   Deviation

       Fixed Income: 7-years Ended 12/31/99
       Core Bond Composite                            7.10        4.15
       Median                                         6.78        4.54
       LBAG                                           6.42        4.33

       Results do not reflect the deduction of management/advisory fees and other expenses; management/advisory fees and other expenses will reduce a client's return. For example, assuming an annual gross return of 8% and an annual management/advisory fee of 0.70%, the net annualized total return of the portfolio would be 7.24% over a 7-year period. Past results are not necessarily indicative of future results.

                                   TempFund
                         10-Years Ended Dec. 31, 1999

                                                Annualized    Standard
                                                    Return   Deviation

       Liquidity: 10-Years Ended 12/31/99
       TempFund                                       5.20        1.35
       IBC Financial First Tier I-O Index             4.82        1.59

       Results are based on net simple annual returns provided by IBC Financial Data, Inc.'s MONEY FUND REPORT. Past results are not necessarily indicative of future results

       Equity. Performance is illustrated below for our core equity product, which recently attained a 3-year record. With this milestone, we expect our core equity product to be of growing importance in our separate account marketing efforts. Over the past 3 years, we have consistently achieved higher returns while assuming only slightly higher risk than the S&P 500 Index and less risk than a group of 144 managers reporting core equity composite returns to Frank Russell Company.

                        BlackRock Core Equity Composite
                          3-Years Ended Dec. 31, 1999

                                                Annualized    Standard
                                                    Return   Deviation

       Equity: 3-Years Ended 12/31/99
       Core Equity Composite                         28.30       18.10
       Median                                        25.52       19.02
       S&P 500                                       27.66       17.68

       Results do not reflect the deduction of management/advisory fees and other expenses; management/advisory fees and other expenses will reduce a client's return. For example, assuming an annual gross return of 10% and an annual management/advisory fee of 0.35%, the net annualized total return of the portfolio would be 9.62% over a 3-year period. Past results are not necessarily indicative of future results.

Distribution

  Our investment products are offered to individual and institutional investors worldwide through separate accounts and a variety of mutual funds. Senior professionals work closely with our clients, consultants and distributors to better understand investor needs. We tailor our products and services to meet differing return objectives and risk tolerances, as well as regulatory, tax, accounting and credit constraints. We use our technology capabilities to develop products, to enhance client service by customizing reports and, in the case of institutional clients, to deliver them efficiently over the Internet.

                            Assets Under Management

                                                    December 31,                             5-Year
                           ------------------------------------------------------------
                             1995         1996         1997         1998         1999         CAGR
                           --------     --------     --------     --------     --------     --------
                                                   ($ in millions)
Separate Accounts
  Fixed Income*            $ 23,345     $ 28,958     $ 39,261     $ 52,869     $ 75,206         40%
  Liquidity                   5,556        7,430       10,019       13,826       20,934         45%
  Equities                      700        1,204        1,763        2,417        3,080         42%
                           --------     --------     --------     --------     --------
     Sub-Total             $ 29,601     $ 37,592     $ 51,043     $ 69,112     $ 99,220         41%
                           --------     --------     --------     --------     --------

Mutual Funds
  Fixed Income             $ 11,969     $ 12,546     $ 13,714     $ 13,888     $ 13,318          6%
  Liquidity                  21,183       23,933       29,827       35,555       36,587         12%
  Equity                      6,306        8,643       10,829       12,087       15,392         27%
                           --------     --------     --------     --------     --------
     Sub-Total               39,458       45,122       54,370       61,530       65,297         13%
                           --------     --------     --------     --------     --------
  Total                    $ 69,059     $ 82,714     $105,413     $130,642     $164,517         26%
                           ========     ========     ========     ========     ========

  * Including alternative investment products.

  CAGR = Compound Annual Growth Rate

  . Separate Accounts. We increased separate account assets under management from $18 billion at year-end 1994 to $99 billion at December 31, 1999, which represents compound annual growth of 41%. During 1999, separate account assets grew by over $30 billion, or 44%. Asset growth reflects additional assets from existing clients and new client assignments. We distribute separate accounts and alternative investment products principally through the direct marketing efforts of our account management group, which included 42 professionals as of December 31, 1999. These employees focus primarily on three client bases: tax-exempt, taxable and international institutions. Alternative investment products are used to expand investment options offered to existing clients and to gain access to relatively untapped segments of the investor universe. In 1999, we introduced lower minimum balance taxable fixed income separate accounts for high net worth and smaller institutional clients of PNC Advisors, our private banking affiliate.

                            Separate Account Assets

                                                       December 31,
                               ------------------------------------------------------------
                                 1995         1996         1997         1998         1999
                               --------     --------     --------     --------     --------
                                                      ($ in millions)
       Tax-Exempt              $  7,502     $ 12,068     $ 18,856     $ 25,181     $ 39,191
       Taxable                   20,679       24,356       28,571       37,592       48,489
       International              1,420        1,168        3,616        6,339       10,309
       BSAM*                          -            -            -            -        1,231
                               --------     --------     --------     --------     --------
       Total                   $ 29,601     $ 37,592     $ 51,043     $ 69,112     $ 99,220
                               ========     ========     ========     ========     ========

       * BlackRock Specialized Account Management

       Tax-exempt. Our tax-exempt clients consist primarily of defined benefit and defined contribution pension plans. As of December 31, 1999, 142 pension plans maintained $37 billion in separate accounts with us. During 1999, assets managed for tax-exempt investors increased by over $14 billion, or 56%. Although the market for investment management services in this channel remains highly fragmented, industry data suggests that tax-exempt investors are increasingly consolidating their manager universes, resulting in above average growth particularly for the largest and best performing fixed income managers. We have benefited from this trend and we believe that we can further develop this distribution channel with direct calling and cross-selling efforts, as well as by introducing new products and capabilities over time that enable us to meet the needs of a broader universe of tax-exempt investors.

       Taxable. Our taxable clients include insurance companies, corporations, banks, third party mutual fund sponsors and other financial services companies. As of December 31, 1999, we managed $48 billion in assets for taxable clients, an increase of $11 billion, or 29%, from year-end 1998. We offer insurance companies services ranging from customized portfolio management to comprehensive investment management outsourcing. With $25 billion of assets managed on behalf of these clients as of year-end, we are one of the largest independent managers of insurance assets. Liquidity, short term and other portfolios are managed for a variety of other taxable investors seeking to maximize income relative to their funding costs. In addition, BlackRock manages mutual funds for third party sponsors who wish to obtain investment management services, while retaining marketing and distribution consistent with their internal branding strategies.

       International. Our international clients include mutual fund sponsors, insurance companies, banks, corporations, supranationals and central banks based in 16 countries. During 1999, assets managed for international investors increased by $4 billion to more than $10 billion. Several initiatives were undertaken in 1999 to expand our international presence, including augmenting our New York-based team, introducing marketing and client service capabilities in Asia and Europe and launching NBAM. Since its July 1999 launch, NBAM has raised over $1 billion of assets under management. In February 2000, we initiated an alliance with Investec Guinness Flight for distribution of European equity funds managed by BlackRock to retail investors throughout Europe and South Africa.

       BlackRock Specialized Account Management (BSAM). On October 1, 1999, we assumed portfolio management responsibility for taxable fixed income accounts with assets between $5 and $50 million on behalf of PNC Advisors. At December 31, 1999, these assets totaled $1.2 billion, consisting of 69 portfolios. PNC Advisors will continue to provide client services to these high net worth and smaller institutional clients. BlackRock supports PNC Advisors' efforts and pursues business development with a dedicated team based in Wilmington, Delaware.

  . Mutual Funds. We increased mutual fund assets under management from $35 billion at year-end 1994 to $65 billion at December 31, 1999, which represents compound annual growth of more than 13%. Approximately $53 billion, or over 80%, of our mutual fund assets are managed in our two open-end fund families, BlackRock Funds and Provident Institutional Funds
     (PIF). We also manage 22 publicly-traded closed-end funds and several short-term investment funds (STIFs). Our funds group is responsible for wholesaling to PNC, third party broker-dealers and other intermediaries. The funds group also conducts direct calling efforts for our institutional funds and develops and implements marketing, product management, branding and media relations strategies designed to enhance client service and distribution across all channels.

                              Mutual Fund Assets

                                                     December 31,
                             ------------------------------------------------------------
                               1995         1996         1997         1998         1999
                             --------     --------     --------     --------     --------
                                                    ($ in millions)
     BlackRock Funds         $ 13,670     $ 17,846     $ 22,129     $ 24,231     $ 27,339
     PIF                       15,496       16,230       20,278       25,368       25,554
     Closed-End Funds           7,953        7,881        8,114        7,756        7,340
     STIFs                      2,339        3,165        3,849        4,175        5,064
                             --------     --------     --------     --------     --------
     Total                   $ 39,458     $ 45,122     $ 54,370     $ 61,530     $ 65,297
                             ========     ========     ========     ========     ========

       BlackRock Funds. The BlackRock Funds family consists of 36 portfolios, including 13 equity, 15 fixed income and 8 money market funds. Prior to 1996, assets were gathered almost exclusively through PNC channels and by acquisition. In addition to working closely with PNC, we have pursued marketing opportunities with third party intermediaries by building a staff of 28 wholesalers and securing more than 300 broker agreements. In 1999, we raised net subscriptions in excess of $1 billion through broker-dealers and established BlackRock Funds as the 14th largest wholesale fund family in the U.S.

       Provident Institutional Funds. PIF is our institutional money market fund family and consists of 11 prime, government and tax-exempt funds. We market these funds principally through the direct calling efforts of a dedicated sales force consisting of 12 regional salespeople. We also develop and support software that enables clients to efficiently invest in these funds. Our marketing strategies have focused on diversifying our client base in light of consolidation and internalization trends in the banking industry. We will continue to closely observe industry trends and develop marketing strategies to further diversify our client base.

       Closed-end funds. At December 31, 1999, we managed over $7 billion in 22 closed-end bond funds listed on the New York or American stock exchanges, including 2 new municipal bond funds offered through Salomon Smith Barney during the year. Thirteen of these funds are target term trusts, a product that we introduced to the industry in 1988. With the 1998 and 1999 maturity of our first two target term trusts, we became the first and only manager to meet or exceed the funds' targeted terminal values. Closed-end funds are generally underwritten by broker-dealers and access to distribution is highly limited and very expensive. Accordingly, we pursue closed-end fund offerings opportunistically.

       STIFs. Short-term investment funds are offered to institutional clients through PNC. In 1999, STIF assets increased by $900 million, or 21%, to over $5 billion. The majority of these assets are invested through PNC's proprietary end-of-day sweep product. We have been working closely with PNC to identify product enhancements, including offering PIF as a sweep investment alternative.

Risk Management Products

  Since the formation of BlackRock in 1988, we have made substantial investments in developing sophisticated risk management and analytic software. Today, the risk management staff represents nearly 30% of our total employees. Professionals include quantitative analysts, financial model and software developers, and management information systems and technology personnel. Our system has evolved into a comprehensive information processing capability fully integrated with sophisticated analytics that support risk assessment and investment decision-making. In 1995, we began offering risk management services on a very limited basis to very large, sophisticated institutional investors. These services include analytics, consulting and trading system outsourcing.

  . Analytics and Consulting. We offer daily, weekly or monthly production of risk management reports to a variety of clients, including insurance companies, banks and pension plans. Portfolio transactions executed by the client's investment staff or other asset managers on the client's behalf are transmitted to us. Asset and liability positions are modeled and risk parameters are measured for each position, for the corresponding portfolio and/or for the balance sheet as a whole. We then generate risk management reports and provide them through password-protected sites on the Internet or through dedicated lines to the client's in-house systems. We also work directly with consulting clients to interpret their balance sheet exposures relative to market conditions and accounting, tax and regulatory policies and to assist in their development of asset/liability management strategies. While analytics contracts are generally multi-year arrangements with fees based on the number of positions processed, consulting contracts can be ongoing or project-oriented with fixed and performance-based fees.

  . Trading System. In 1998, we entered into our first contract to provide trading system outsourcing. BlackRock's system was chosen following a search by a large institutional client that included well-established industry competitors, evidencing our strong capabilities in investment technology. A long lead-time was necessary to complete hardware upgrades, further software development and user documentation. The multi-year contract provides set-up fees, annual service fees and consulting fees for client-specified customization. Revenues, particularly in the early years, will be substantially reinvested in order to satisfy our obligations under the contract and to build our ability to provide this service more efficiently in the future.

Competition

  BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow our business, BlackRock must be able to compete effectively for assets under management. Key competitive factors include investment performance track records, investment style and discipline, quality of client service and brand name recognition. We have historically competed principally on the basis of our long-term investment performance track record, our investment process, our risk management and analytic capabilities and our approach to client service. Over the past five years, we have succeeded in growing aggregate assets under management, and we believe that we will continue to be able to do so by maintaining strong investment performance and client service, building longer-term track records in our institutional equity products, and developing new products and new distribution capabilities. Many of our competitors, however, have greater financial or marketing resources and better brand name recognition than BlackRock. These factors may place BlackRock at a competitive disadvantage, and there can be no assurance that our strategies and efforts to maintain our existing assets and attract new business will be successful.

Employees

  At December 31, 1999, BlackRock had 633 full-time employees, including 108 professionals in the portfolio management group, 169 professionals in risk management and analytics, 136 professionals in the separate account and funds marketing and client service areas and 144 professionals in administrative and support departments.

Regulation

  Virtually all aspects of BlackRock's business are subject to various federal and state laws and regulations, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, stockholders of registered investment companies, PNC's bank subsidiaries and bank customers of PNC Bank. Under these laws and regulations, agencies that regulate investment advisers and bank subsidiaries such as BlackRock and its subsidiaries have broad administrative powers, including the power to limit, restrict or prohibit it from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

  BlackRock's subsidiaries are subject to regulation, primarily at the federal level, by the Securities and Exchange Commission (SEC), the Department of Labor, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (FRB), the Commodity Futures Trading Commission
(CFTC) and other regulatory bodies.

  The Investment Advisers Act imposes numerous obligations on registered investment advisers, such as BlackRock, including record keeping requirements, operational requirements, marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as detailed operational requirements, on investment advisers, such as BlackRock, to registered investment companies and other managed accounts. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fine and censure to termination of an investment adviser's registration.

  BlackRock's subsidiaries also are subject to ERISA and to regulations promulgated thereunder, insofar as they act as a "fiduciary" under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions. One of BlackRock's subsidiaries is registered as a commodity pool operator and commodity trading adviser with the CFTC and the National Futures Association. The CFTC and NFA administer a comparable regulatory system covering futures contracts and various other financial instruments in which BlackRock clients may invest. Another subsidiary is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers. Although this entity's NASD membership agreement limits its permitted activities to the sale of investment company securities and annuities and certain private placement and financial consulting activities, it is subject to the customer dealing, reporting and other requirements of the NASD, as well as the net capital and other requirements of the SEC.

  PNC is a bank holding company and, as discussed below, is also a "financial holding company" regulated by the FRB. PNC Bank, the indirect parent of BlackRock, is a national bank subsidiary of PNC. As a subsidiary of PNC Bank, BlackRock is subject to most banking laws, regulations, and orders that are applicable to PNC Bank, and therefore to the supervision, regulation, and examination of the OCC, as well as the SEC. The OCC and the Federal Deposit Insurance Corporation (FDIC) also have broad enforcement authority over PNC Bank and its subsidiaries, including the power to prohibit PNC or any subsidiary from engaging in any activity that, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting its business, to appoint the FDIC as conservator or receiver of PNC Bank if any of a number of conditions are met, and to impose substantial fines and other penalties. Supervision and regulation of PNC Bank and its subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of stockholders or creditors of national banks or their subsidiaries. The FRB has regulatory and supervisory authority with respect to PNC's non-U.S. activities and investments, including non-U.S. activities and investments of BlackRock, as well as with respect to its non-bank subsidiaries.

  Because BlackRock is a consolidated subsidiary of PNC Bank, federal restrictions on the payments of dividends by PNC Bank might be applied to BlackRock. Under federal law, OCC approval is needed before PNC Bank may pay dividends in any year in which the total of all dividends paid would exceed the total of PNC Bank's net profits for that year combined with its retained net profits from the prior two years. PNC Bank also may not pay dividends exceeding its capital surplus.

  As an operating subsidiary of a national bank, BlackRock may not conduct new activities, establish a subsidiary, or acquire the stock or assets of another company unless it obtains the approval of the OCC or, with respect to most non-U.S. activities or investments, the FRB. The OCC will approve only those activities and investments that are legally permissible for a national bank and consistent with prudent banking principles and regulatory policy. The FRB will approve only those activities that are usual in connection with the transaction of the business of banking or other financial operations outside of the United States. Investment management firms with which BlackRock competes commonly invest in investment companies and private investment funds to which they provide services. BlackRock may invest in investment companies and private investment funds to which it provides advisory, administrative or other services, to the extent consistent with applicable law and regulatory interpretations, including applicable banking laws. BlackRock's current domestic and overseas activities are permissible for a national bank.

  Pursuant to the Gramm-Leach-Bliley Act (GLB Act), which became effective on March 11, 2000, a qualifying bank holding company may become a financial holding company and engage in a broad range of financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is "well capitalized," is "well managed," and has at least a satisfactory rating under the Community Reinvestment Act. PNC became a financial holding company as of March 13, 2000.

  The GLB Act also permits a national bank, such as PNC Bank, to engage through the formation of a "financial subsidiary," in expanded activities, including securities underwriting and dealing.

  In order to qualify to establish or acquire a financial subsidiary, a national bank and each of its depository institution affiliates must be "well-capitalized" and "well-managed," and may not have a less than satisfactory Community Reinvestment Act rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of 45% of the parent bank's total assets or $50 billion. A national bank that is one of the largest 50 insured banks must also have issued debt with a certain rating. In addition to calculating its risk-based capital on a GAAP basis, a national bank with one or more financial subsidiaries must also be well capitalized after excluding from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, and the assets of the financial subsidiary from the bank's consolidated assets. Any published financial statement for a national bank with a financial subsidiary must provide risk-based capital information both in accordance with GAAP and as described above. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

  Pursuant to the GLB Act, PNC Bank has filed a "financial subsidiary certification" with the OCC. In accordance with the financial subsidiary provisions, BlackRock, while remaining an operating subsidiary of a national bank, may now establish financial subsidiaries that engage in a broader range of activities than would be permissible for an operating subsidiary of a national bank.

  Under the GLB Act and the OCC's proposed regulations, if a national bank that has one or more financial subsidiaries subsequently fails to be "well capitalized" or "well managed," the national bank must enter into an agreement with the OCC to correct the condition. The OCC has the authority to limit the activities of such a national bank. If the condition is not corrected within six months or within the additional time granted by the OCC, the national bank could be required to divest the activities conducted in reliance upon the financial subsidiary authority. In addition, if the bank or any insured depository institution affiliate receives a less than satisfactory Community Reinvestment Act examination rating, the national bank would not be permitted to engage in new activities, or to make new investments, in reliance upon the financial subsidiary authority.

  The GLB Act, while establishing the FRB as the umbrella supervisor for financial holding companies, adopts a functional approach to regulation and supervision that requires the FRB and the OCC to defer to the actions and requirements of the "functional" regulators of subsidiary broker-dealers, investment managers, investment companies, banks and other regulated institutions. Thus, the various state and federal regulators of a bank holding company's or national bank's subsidiaries, such as the SEC, would retain their jurisdiction and authority over functionally regulated operating entities. As the umbrella supervisor, however, the FRB has the potential to affect the operations and activities of a financial holding company's subsidiaries through its authority over the financial holding company parent. In addition, the GLB Act provides the FRB with back-up regulatory authority over functionally regulated subsidiaries, such as broker-dealers and banks, to intervene directly in the affairs of the subsidiary for specific reasons.

  Under federal law, PNC Bank and its subsidiaries, including BlackRock, generally may not engage in transactions with PNC or its non-bank subsidiaries, except on terms and under circumstances that are substantially the same as those prevailing for comparable transactions involving nonaffiliated companies, or, in the absence of comparable transactions, that in good faith would be offered to or would apply to nonaffiliated companies. In addition, certain transactions, including loans and other extensions of credit, guarantees, investments, and asset purchases between PNC Bank and its subsidiaries, including BlackRock, on the one hand, and PNC and its nonbank subsidiaries, on the other hand, are limited to 10% of PNC Bank's capital and loan loss reserve allowance for transactions with a single company and to 20% of PNC Bank's capital and loan loss reserve allowance for aggregate transactions with PNC and all of its nonbank subsidiaries and other affiliates. In certain circumstances, federal regulatory authorities may impose more restrictive limitations. Such extensions of credit, with limited exceptions, must be fully collateralized.

  The FDIC could be appointed as conservator or receiver of PNC Bank if the bank were to become insolvent or if other conditions or events were to occur. As conservator or receiver, the FDIC could exercise all rights of PNC Bank as a stockholder of BlackRock. The FDIC would also have the authority to repudiate contracts by PNC Bank, including servicing or other contracts with BlackRock, at any time within 180 days of its appointment as conservator or receiver, and would be obligated to pay BlackRock only "actual direct compensatory damages," not including damages for lost profits or opportunity, as of the date of conservatorship or receivership as a result of such repudiation. The FDIC could also disregard, without paying damages, any contract that tended to diminish or defeat the FDIC's interest in any PNC Bank asset if the contract were not:

  .  in writing;

  . executed by PNC Bank and BlackRock contemporaneously with the acquisition of the asset by PNC Bank;

  . approved by the board of directors of PNC Bank or its loan committee with the approval reflected in the minutes of the board or committee; and

  .  continuously, from the time of its execution, an official record of PNC
     Bank.

  In addition, the FDIC could obtain a stay of up to 90 days of any judicial action or proceeding involving PNC Bank, and could require BlackRock to exhaust its remedies under FDIC claims procedures before pursuing any available judicial remedy.

  PNC's bank and thrift subsidiaries are subject to "cross-guarantee" provisions under federal law that provide if one of these banks or thrifts fails or requires FDIC assistance, the FDIC may assess a "commonly controlled" bank or thrift, such as PNC Bank, for the estimated losses suffered by the FDIC. The FDIC's claim is superior to the claims of affiliates, such as BlackRock, and of stockholders of the banks. At December 31, 1999, all of PNC's bank and thrift subsidiaries exceeded the required ratios for classification as "well capitalized" under statutory and regulatory standards.

  BlackRock's international operations are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. As BlackRock expands its international business, its internal operations may become subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly traded in those countries. BlackRock's subsidiaries are subject to periodic examination by these regulatory agencies. BlackRock's international subsidiaries have developed comprehensive compliance systems in order to satisfy applicable regulatory requirements. The failure of BlackRock's internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on BlackRock.

  PNC currently holds its ownership interest in BlackRock through a subsidiary of PNC Bank. As such, BlackRock currently is not subject to regulation under the nonbanking provisions of the Bank Holding Company Act. If PNC were instead to hold its ownership interest in BlackRock at the holding company level, BlackRock would no longer be subject to OCC supervision and regulation as a financial subsidiary of a national bank, but would instead become subject to FRB supervision and regulation as a nonbank subsidiary of a financial holding company. A financial subsidiary of a national bank generally may conduct the same broad range of financial activities that are permitted for a nonbank subsidiary of a financial holding company, except that it is prohibited from engaging in insurance underwriting, insurance investment, real estate investment or development, or merchant banking.

  The rules governing the regulation of financial institutions and their holding companies are very detailed and technical. Accordingly, the above discussion is general in nature and does not purport to be complete.

Item 2.   PROPERTIES

  BlackRock's facilities are concentrated in New York, New York, where it leases space sufficient to meet its operating needs. The Company's principal office is located at 345 Park Avenue, New York, New York. The Company also leases space at 101 East 52nd Street, New York, New York, Philadelphia, Pennsylvania, Wilmington, Delaware, Edinburgh, Scotland and White Plains, New York. During the fourth quarter of 1999, the Company purchased land in Wilmington, Delaware for $3.5 million and is presently constructing an 84,000 square foot office building at an estimated cost of approximately $20 million. This facility is scheduled to be completed in the first quarter of 2001.

Item 3.   LEGAL PROCEEDINGS

  As previously reported, on or about August 30, 1999, a purported shareholder of The BlackRock New York Insured Municipal 2008 Term Trust commenced a purported class action lawsuit in the United States District Court for the Southern District of New York against BlackRock Financial Management, Inc. ("BFM"), certain of its officers and directors, and certain of the municipal term trusts managed by BFM. The complaint alleges violations of the Investment Advisers Act of 1940, Sections 20(a), 36(b) and 48(a) of the Investment Company Act of 1940, as well as breaches of fiduciary duty and contract in connection with possible mergers of the defendant municipal term trusts into certain municipal perpetual funds also managed by BFM. The complaint seeks, among other things, unspecified damages and equitable relief enjoining consummation of the mergers. In November 1999, the boards of directors of the trusts, due to various factors including a change in market conditions, elected not to proceed with proposing the mergers to the shareholders of the trusts. On December 23, 1999, the plaintiff voluntarily dismissed this lawsuit and on March 10, 2000, filed a motion for an award of attorneys' fees. BlackRock intends to oppose this motion for attorneys' fees.

  As previously reported, in September 1999, BlackRock was notified by the civil division of the United States Attorney's Office for the District of Columbia that BlackRock Capital Finance, L.P. has been named as a defendant, along with other unidentified entities, in a civil lawsuit brought by a private party pursuant to the federal False Claims Act. Under the False Claims Act, the existence of the lawsuit, the identities of the parties and the complaint filed by the private party remain under seal while the U.S. Department of Justice determines whether to elect to intervene and assume primary responsibility for litigating the case. At this time, according to the U.S. Attorney's Office, the Department of Justice has not determined whether to intervene in this case. Although the complaint remains under seal, the U.S. Attorney's Office has provided BlackRock with a copy of the complaint from which certain portions have been redacted by the U.S. Attorney's Office. Based on the complaint, it is alleged that BlackRock Capital Finance entered into a financial advisory subcontract with an advisor to the U.S. Department of Housing and Urban Development in connection with its auctioning of notes. The complaint alleges that approximately $4.7 billion of government-owned notes were improperly directed to BlackRock Capital Finance and its various bidding partners for prices that were below those which could have been obtained for the notes in a full and fair competition. The complaint further alleges that BlackRock Capital Finance was given inside information relating to certain of the note sales in which BlackRock Capital Finance was bidding. As a result of the alleged scheme, BlackRock Capital Finance and its bidding partners purportedly were awarded 62% of the loans purchased in nine loan auctions conducted by a certain financial advisor to HUD, and 96% of the $1.98 billion in non-performing single family notes sold in the auctions. The complaint does not state a monetary amount of damages. Under the False Claims Act, any damage award could be trebled. Although BlackRock cannot predict with certainty the ultimate outcome of the litigation at this time, BlackRock believes that the allegations in the complaint are without merit.

  From time to time, BlackRock may be a defendant in various other lawsuits incidental to its business. BlackRock does not believe the outcome of any such litigation currently pending will have a material adverse effect on BlackRock's financial condition or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of BlackRock's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

Part II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
          MATTERS

          BlackRock's class A common stock began trading on the New York Stock Exchange on October 1, 1999 under the symbol "BLK". BlackRock's class B common stock is not included for listing or quotation on any established market. At the close of business on March 7, 2000 there were 12 class A common stockholders of record and 50 class B common stockholders of record.

          The following table sets forth for the periods indicated the high and low reported sale prices per share for the class A common stock as reported on the NYSE:

                                                Stock Price Ranges    December 31, 1999
                                               --------------------   -----------------
                                                 High        Low           Close
                                               --------    --------   -----------------
Fourth Quarter (Commencing October 1, 1999)      $19.38      $12.50         $17.19

Dividends

          BlackRock has not declared any dividends since its IPO on October 1, 1999. We intend to retain future earnings, if any, for the development of our business and therefore do not anticipate that our board of directors will declare or pay any dividends on the class A common stock and class B common stock in the foreseeable future. The declaration and payment of dividends by BlackRock are subject to the discretion of our board of directors. BlackRock is a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. The board of directors will determine future dividend policy based on our results of operations, financial conditions, capital requirements and other circumstances. In addition, because we are a consolidated subsidiary of PNC Bank, federal banking restrictions on payments of dividends by PNC Bank may apply to us.


Item 6.   SELECTED FINANCIAL DATA

          The consolidated financial statements of BlackRock reflect the "carved out" historical operating results of the asset management businesses of PNC which were consolidated under BlackRock in 1998 as if the combined operations had been a separate entity prior to the formation of BlackRock. The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing. The consolidated financial data includes the results of operations of BlackRock Financial Management, Inc. since its acquisition by PNC on February 28, 1995.

SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

                                                                                   Year ended
                                                                                   December 31,
                                                           ------------------------------------------------------------
                                                             1999         1998         1997         1996        1995
                                                           --------     --------     --------     --------     --------
                                                                                                             (unaudited)
Income statement data
-------------------------------------------
Revenue
Investment advisory and administration fees:
  Mutual funds                                             $214,728     $162,487     $117,977     $ 87,189     $ 61,877
  Separate accounts                                         154,046      101,352       62,985       43,069       24,458
  BlackRock Asset Investors (BAI) (1)                        (7,072)      61,199       13,867        6,061        5,933
                                                           --------     --------     --------     --------     --------
Total investment advisory and administration fees           361,702      325,038      194,829      136,319       92,268
Other income                                                 19,279       14,444       10,644       10,159        5,814
                                                           --------     --------     --------     --------     --------
Total revenue                                               380,981      339,482      205,473      146,478       98,082

Expense
  Employee compensation and benefits                        138,025      109,741       73,217       53,703       33,698
  BAI incentive compensation (1)                             (5,387)      44,806        9,688        3,525        3,070
  Fund administration and servicing costs-affiliates         78,666       52,972       27,278       19,611       12,412
  General and administration                                 48,570       38,696       29,764       24,500       17,719
  Amortization of goodwill                                    9,653        9,653        9,653        9,603        8,002
  Closed-end fund offering costs                                511        4,252            -            -            -
                                                           --------     --------     --------     --------     --------
Total expense                                               270,038      260,120      149,600      110,942       74,901
                                                           --------     --------     --------     --------     --------
Operating income                                            110,943       79,362       55,873       35,536       23,181
                                                           --------     --------     --------     --------     --------

Non-operating income (expense)
  Interest and dividend income                                3,445        1,995        3,117        1,877          943
  Interest expense                                          (10,938)     (13,347)     (20,249)     (19,975)     (14,253)
                                                           --------     --------     --------     --------     --------
                                                             (7,493)     (11,352)     (17,132)     (18,098)     (13,310)

Income before income taxes                                  103,450       68,010       38,741       17,438        9,871
  Income taxes                                               44,033       32,395       16,655        8,475        4,785
                                                           --------     --------     --------     --------     --------
Net income                                                 $ 59,417     $ 35,615     $ 22,086     $  8,963     $  5,086
                                                           ========     ========     ========     ========     ========

Per share data (unaudited)
-------------------------------------------
Basic earnings                                             $   1.04     $   0.67     $   0.49     $   0.20     $   0.11
Diluted earnings                                               1.04         0.66         0.49         0.20         0.11
Book value                                                     4.39         1.94         1.00         0.72         0.51
Market value                                                  17.19            -            -            -            -
Cash dividends declared per common share                         NA           NA           NA           NA           NA

Balance sheet data
-------------------------------------------
Goodwill                                                   $194,257     $203,910     $213,563     $223,216     $232,100
Total assets                                                447,582      440,784      335,507      332,719      293,270
Long-term debt                                                    -      178,200      206,432      234,255      149,754
Total liabilities                                           167,056      334,593      290,544      300,047      270,481
Stockholders' equity                                        280,526      106,191       44,963       32,672       22,789

Other financial data (unaudited)
-------------------------------------------
Assets under management
Separate accounts:
  Fixed income*                                            $ 75,206     $ 52,869     $ 39,261     $ 28,958     $ 23,345
  Liquidity                                                  20,934       13,826       10,019        7,430        5,556
  Equity                                                      3,080        2,417        1,763        1,204          700
                                                           --------     --------     --------     --------     --------
  Subtotal                                                   99,220       69,112       51,043       37,592       29,601
                                                           --------     --------     --------     --------     --------
Mutual funds:
  Fixed income                                               13,318       13,888       13,714       12,546       11,969
  Liquidity                                                  36,587       35,555       29,827       23,933       21,183
  Equity                                                     15,392       12,087       10,829        8,643        6,306
                                                           --------     --------     --------     --------     --------
  Subtotal                                                   65,297       61,530       54,370       45,122       39,458
                                                           --------     --------     --------     --------     --------
Total                                                      $164,517     $130,642     $105,413     $ 82,714     $ 69,059
                                                           ========     ========     ========     ========     ========

*  including alternative investment products.

(1) Pursuant to a plan of liquidation, the assets of BAI were sold and its business operations terminated on September 27, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- General".

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  BlackRock, Inc. (together with its subsidiaries "BlackRock" or the "Company") was formed in 1998 as a result of The PNC Financial Services Group, Inc.'s, formerly PNC Bank Corp. ("PNC"), decision to substantially consolidate its asset management businesses under the BlackRock brand name and management team. Prior to this consolidation, PNC provided the fixed income, liquidity and equity advisory services now offered under BlackRock through various legal entities utilizing separate brand names.

  The consolidated financial statements of BlackRock reflect the "carved out" historical operating results of the asset management businesses of PNC that were consolidated under BlackRock in 1998 as if the combined operations had been a separate entity prior to the formation of BlackRock. The following table summarizes BlackRock's operating performance for the years ended December 31, 1999, 1998 and 1997.

                                BlackRock, Inc.
                             Financial Highlights
                 (amounts in thousands, except per share data)

                                                              Year ended
                                                              December 31,                                % Change
                                             ---------------------------------------------     -------------------------------
                                                1999              1998             1997        1999 vs. 1998     1998 vs. 1997
                                             -----------      -----------      -----------     -------------     -------------
Operating Revenue                            $   388,053      $   278,283      $   191,606              39.4%             45.2%
BAI Revenue                                       (7,072)     $    61,199      $    13,867                NM                NM
Total Revenue                                $   380,981      $   339,482      $   205,473              12.2%             65.2%
Operating Expense                            $   275,425      $   215,314      $   139,912              27.9%             53.9%
BAI Expense                                      ($5,387)     $    44,806      $     9,688                NM                NM
Total Expense                                $   270,038      $   260,120      $   149,600               3.8%             73.9%
Operating Income Including BAI               $   110,943      $    79,362      $    55,873              39.8%             42.0%
Net Income                                   $    59,417      $    35,615      $    22,086              66.8%             61.3%
Diluted Earnings Per Share                   $      1.04      $      0.66      $      0.49              57.6%             34.7%
Diluted Cash Earnings Per Share (a)          $      1.21      $      0.84      $      0.70              44.0%             20.0%
Average Diluted Shares Outstanding            57,268,912       53,682,204       45,100,000               6.7%             19.0%
EBITDA (b)                                   $   132,541      $    94,209      $    71,141              40.7%             32.4%
Operating Margin (c)                                36.6%            29.8%            31.5%

(a) Net income plus goodwill amortization for the period divided by weighted average shares outstanding.
(b) "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization and extraordinary items.
(c) Operating income adjusted for BAI results and closed-end fund offering costs divided by operating revenues less fund administration and servicing costs-affiliates.

NM-Not meaningful

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

  BlackRock provides a variety of risk management services to insurance companies, finance companies, pension funds, REITS, commercial and mortgage banks, savings institutions and government agencies. The services provided range from consulting assignments to actual execution of hedging transactions on behalf of our clients. The fees earned on risk management advisory engagements are recorded as other income.

  BlackRock Asset Investors ("BAI"), was an alternative investment product created in 1994 in response to the opportunity that the Company perceived in the commercial real estate sector. Due to reduced opportunities to generate appropriate returns BAI's Board of Trustees and shareholders approved management's recommendation in 1997 to liquidate the fund, which was completed on September 27, 1999. As a result of the liquidation, which involved the sale of BAI's assets, BlackRock realized an operating loss of $1.7 million for the year ended December 31, 1999. For the years ended December 31, 1998, and 1997, BAI generated operating income (advisory and performance fees, net of expense) of $16.4 million, and $4.2 million, respectively.

  In May, 1998, PNC's private bank, PNC Advisors, converted approximately $8.2 billion of common trust assets into the BlackRock Funds. Prior to the conversion, the Company received subadvisory fees for investment management services provided on these assets. Subsequent to the conversion, as sponsor to the BlackRock Funds, BlackRock is required to report advisory and administration revenues on these assets gross with amounts paid to PNC Advisors, as subadvisor and subadministrator, reported as a separate operating expense. Accordingly, BlackRock's mutual fund advisory and administration fees and fund administration and servicing costs-affiliates for 1999 and 1998 reflect significant increases associated with the conversion.

  Operating revenue primarily consists of investment advisory and administration fees earned on separate account and mutual fund assets under management and other income. Revenue associated with BAI, which was liquidated in 1999 are reported separately and are included in total revenue.

  Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, general and administration, and goodwill amortization. Employee compensation and benefit expense reflects salaries, deferred and incentive compensation, and related benefit costs. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds. BAI incentive compensation expense, which is reported separately and included in total expense, reflects compensation earned by investment advisory and other employees of BlackRock in accordance with various contractual and other arrangements with PNC and the fund. Goodwill at December 31, 1999 was $194 million with annual amortization expense of approximately $9.7 million. Substantially all of the goodwill resulted from PNC's acquisition of BlackRock Financial Management, L.P. ("BFM") on February 28, 1995.

Assets Under Management

  Assets under management ("AUM") increased $33.9 billion, or 25.9% to $164.5 billion at December 31, 1999 compared to $130.6 billion at December 31, 1998. The growth in assets was attributable to increases of $30.1 billion in separate accounts and $3.8 billion in mutual fund assets.

  The increase in separate accounts was primarily due to net subscriptions in fixed income accounts and liquidity accounts of $23.3 billion and $7.1 billion, respectively. The increase in liquidity separate accounts was largely attributable to higher levels of assets associated with securities lending activities conducted by PFPC Worldwide Inc., a subsidiary of PNC which provides accounting and administration, transfer agency and custody services to the BlackRock Funds and Provident Institutional Funds.

  The $3.8 billion increase in mutual fund assets primarily reflected net subscriptions totaling $2.5 billion and market appreciation of $1.2 billion. The rise in mutual fund assets was largely due to growth in the BlackRock Funds which increased $3.1 billion, including $1.5 billion in net subscriptions.

  Net subscriptions increased each of the last three years with net inflows of $32.7 billion, $20.8 billion and $18.5 billion for the years ended December 31, 1999, 1998 and 1997, respectively. For the three year period ended December 31, 1999 net subscriptions accounted for 88% of asset growth while market appreciation accounted for 12%.

                                             Year ended
                                            December 31,                             % Change
                                ------------------------------------      --------------------------------
                                  1999          1998          1997        1999 vs. 1998      1998 vs. 1997
                                --------      --------      --------      -------------      -------------
                                          ($ in millions)
 Separate Accounts
   Fixed income*                $ 75,206      $ 52,869      $ 39,261               42.2%              34.7%
   Liquidity                      20,934        13,826        10,019               51.4               38.0
   Equity                          3,080         2,417         1,763               27.4               37.1
                                --------      --------      --------           --------           --------
   Subtotal                       99,220        69,112        51,043               43.6               35.4
                                --------      --------      --------           --------           --------
 Mutual Funds
   Fixed income                   13,318        13,888        13,714               (4.1)               1.3
   Liquidity                      36,587        35,555        29,827                2.9               19.2
   Equity                         15,392        12,087        10,829               27.3               11.6
                                --------      --------      --------           --------           --------
   Subtotal                       65,297        61,530        54,370                6.1               13.2
                                --------      --------      --------           --------           --------
 Total                          $164,517      $130,642      $105,413               25.9%              23.9%
                                ========      ========      ========           ========           ========

 *includes alternative investment products

  The following tables present the component changes in BlackRock's assets under management for the years ended December 31, 1999, 1998, and 1997, respectively. The data reflects certain reclassifications between net subscriptions (redemptions) and market appreciation (depreciation) from amounts previously reported.

                                                                        Year ended
                                                                       December 31,
                                                     -------------------------------------------------
                                                       1999                1998                 1997
                                                     --------            --------             --------
                                                                      ($ in millions)
Separate Accounts
 Beginning assets under management                   $ 69,112            $ 51,043             $ 37,592
 Net subscriptions                                     30,183              15,166               11,301
 Market appreciation (depreciation)                       (75)              2,903                2,150
                                                     --------            --------             --------
 Ending assets under management                        99,220              69,112               51,043
                                                     --------            --------             --------
Mutual Funds
 Beginning assets under management                     61,530              54,370               45,122
 Net subscriptions                                      2,524               5,674                7,221
 Market appreciation                                    1,243               1,486                2,027
                                                     --------            --------             --------
 Ending assets under management                        65,297              61,530               54,370
                                                     --------            --------             --------

Total                                                $164,517            $130,642             $105,413
                                                     ========            ========             ========

 Net subscriptions                                   $ 32,707            $ 20,840             $ 18,522
 % of Change in AUM from net subscriptions               96.6%               82.6%                81.6%


                                                                        Year ended
                                                                       December 31,
                                                     -------------------------------------------------
                                                       1999                1998                 1997
                                                     --------            --------             --------
                                                                      ($ in millions)
Separate Accounts
Fixed Income*
Beginning assets under management                    $ 52,869            $ 39,261             $ 28,958
Net subscriptions                                      23,317              10,928                8,313
Market appreciation (depreciation)                       (980)              2,680                1,990
                                                     --------            --------             --------
Ending assets under management                         75,206              52,869               39,261
                                                     --------            --------             --------
Liquidity
Beginning assets under management                      13,826              10,019                7,430
Net subscriptions                                       7,061               3,788                2,586
Market appreciation                                        47                  19                    3
                                                     --------            --------             --------
Ending assets under management                         20,934              13,826               10,019
                                                     --------            --------             --------
Equity
Beginning assets under management                       2,417               1,763                1,204
Net subscriptions (redemptions)                          (195)                450                  402
Market appreciation                                       858                 204                  157
                                                     --------            --------             --------
Ending assets under management                          3,080               2,417                1,763
                                                     --------            --------             --------
Total Separate Accounts
Beginning assets under management                      69,112              51,043               37,592
Net subscriptions                                      30,183              15,166               11,301
Market appreciation (depreciation)                        (75)              2,903                2,150
                                                     --------            --------             --------
Ending assets under management                       $ 99,220            $ 69,112             $ 51,043
                                                     ========            ========             ========

* includes alternative investment products

                                                                        Year ended
                                                                       December 31,
                                                     -------------------------------------------------
                                                       1999                1998                 1997
                                                     --------            --------             --------
                                                                      ($ in millions)
Mutual Funds
BlackRock Funds
Beginning assets under management                    $ 24,231            $ 22,129             $ 17,846
Net subscriptions                                       1,459                 718                2,489
Market appreciation                                     1,649               1,384                1,794
                                                     --------            --------             --------
Ending assets under management                         27,339              24,231               22,129
                                                     --------            --------             --------
Provident Institutional Funds (PIF)
Beginning assets under management                      25,368              20,278               16,230
Net subscriptions                                         186               5,090                4,048
Market appreciation                                         -                   -                    -
                                                     --------            --------             --------
Ending assets under management                         25,554              25,368               20,278
                                                     --------            --------             --------
Closed End Funds
Beginning assets under management                       7,756               8,114                7,881
Net redemptions                                           (10)               (460)                   -
Market appreciation (depreciation)                       (406)                102                  233
                                                     --------            --------             --------
Ending assets under management                          7,340               7,756                8,114
                                                     --------            --------             --------
Short Term Investment Funds (STIF)
Beginning assets under management                       4,175               3,849                3,165
Net subscriptions                                         889                 326                  684
Market appreciation                                         -                   -                    -
                                                     --------            --------             --------
Ending assets under management                          5,064               4,175                3,849
                                                     --------            --------             --------
Total Mutual Funds
Beginning assets under management                      61,530            $ 54,370             $ 45,122
Net subscriptions                                       2,524               5,674                7,221
Market appreciation                                     1,243               1,486                2,027
                                                     --------            --------             --------
Ending assets under management                       $ 65,297            $ 61,530             $ 54,370
                                                     ========            ========             ========

Operating results for year ended December 31, 1999 as compared with year ended December 31, 1998.

Revenue

  Investment advisory and administration fees increased $104.9 million to $368.8 million for the year ended December 31, 1999, compared with $263.8 million for the year ended December 31, 1998. The growth in investment advisory and administration fees was primarily due to increases in separate account assets under management and higher mutual fund advisory fees on PNC client assets invested in the BlackRock Funds. Operating revenue increased $109.8 million to $388.1 million for the year ended December 31, 1999 compared to $278.3 million for the year ended December 31, 1998. Total revenue increased $41.5 million to $381.0 million for the year ended December 31, 1999 net of reductions in BAI revenues associated with the fund's liquidation.

                                                                   Year ended
                                                                  December 31,                    Change
                                                             ----------------------       ----------------------
                                                               1999          1998          Amount        Percent
                                                             --------      --------       --------       -------
                                                                 ($ in thousands)             ($ in thousands)
Investment advisory and administration fees:
  Mutual funds                                               $214,728      $162,487       $ 52,241          32.2%
  Separate accounts                                           154,046       101,352         52,694          52.0
                                                             --------      --------       --------       -------
Total investment advisory and administration fees:            368,774       263,839        104,935          39.8%
  Other income                                                 19,279        14,444          4,835          33.5
                                                             --------      --------       --------       -------
Operating revenue                                             388,053       278,283        109,770          39.4%
  BAI revenue                                                  (7,072)       61,199        (68,271)          NM
                                                             --------      --------       --------       -------
Total revenue                                                $380,981      $339,482       $ 41,499          12.2%
                                                             ========      ========       ========       =======

 NM-Not meaningful

  Mutual fund advisory and administration fees increased $52.2 million for the year ended December 31, 1999, of which approximately $32.7 million reflects increases largely attributable to the May 1998 conversion of $8.2 billion of PNC common trust assets into the BlackRock Funds. The remaining $19.5 million increase in mutual fund advisory and administration fees was due to a $3.8 billion increase in mutual fund assets under management. Separate account advisory fees increased $52.7 million largely as a result of a $30.1 billion growth in separate account assets under management as well as a $20.3 million increase in base and performance fees earned on BlackRock's alternative investment products. Other income increased $4.8 million due to new risk management advisory engagements, which included a $2.0 million increase for additional services provided to PNC. BAI revenues decreased $68.3 million due to the discontinuance of business activity and reversals of previously accrued performance fees associated with the fund's liquidation.

Expense

  Operating expense increased $60.1 million to $275.4 million for the year ended December 31, 1999, compared with $215.3 million for the year ended December 31, 1998. The rise in operating expense was primarily attributable to increases in employee compensation and benefits, and fund administration and servicing costs-affiliates. Total expense increased $9.9 million to $270.0 million for the year ended December 31, 1999 as a result of lower BAI incentive compensation expense related to the fund's liquidation.

                                                                Year ended
                                                               December 31,                        Change
                                                         -------------------------         -----------------------
                                                           1999             1998            Amount        Percent
                                                         --------         --------         --------       --------
                                                            ($ in thousands)               ($ in thousands)
Employee compensation and benefits                       $138,025         $109,741         $ 28,284           25.8%
Fund administration and servicing costs-affiliates         78,666           52,972           25,694           48.5
General and administration                                 48,570           38,696            9,874           25.5
Amortization of goodwill                                    9,653            9,653                -              -
Closed end fund offering costs                                511            4,252           (3,741)            NM
                                                         --------         --------         --------       --------
   Total operating expense                                275,425          215,314           60,111           27.9%
BAI incentive compensation                                 (5,387)          44,806          (50,193)            NM
                                                         --------         --------         --------       --------
   Total expense                                         $270,038         $260,120         $  9,918            3.8%
                                                         ========         ========         ========       ========

   NM- Not meaningful


  Employee compensation and benefits increased $28.3 million due to additional expenses of $10.5 million related to salary and benefits and $17.8 million for incentive compensation primarily based on operating profit growth. Employee compensation and benefit cost increases were attributable to a 19.2% increase in full-time employees to support business growth and enhancements to PNC's 401(k) plan that were partially offset by the adoption of SOP 98-1 (Accounting for the Cost of Computer Software Developed or Obtained for Internal Use) in 1999 which resulted in a capitalization of approximately $4.9 million of costs. Fund administration and servicing costs-affiliates increased $25.7 million of which $24.6 million reflects increases largely attributable to the May 1998 conversion of $8.2 billion of PNC common trust funds into the BlackRock Funds. General and administration expenses increased $9.9 million primarily due to additional expenditures of $6.1 million related to systems and communications, $3.9 million related to marketing and promotional costs and $2.4 million related to occupancy and office services. These increases reflect the substantial rise in full time employment associated with business growth experienced during the period, as well as a change in depreciable life on equipment from five years to three years. BAI incentive compensation decreased by $50.2 million due to the discontinuance of business activity and reversals of previously accrued incentive compensation associated with the fund's liquidation.

Operating Income and Net Income

  Operating income was $110.9 million for the year ended December 31, 1999, representing a $31.6 million or 39.8% increase compared with the year ended December 31, 1998. Non-operating expense decreased $3.9 million or 34.0% to $7.5 million for the year ended December 31, 1999 compared with $11.4 million for the year ended December 31, 1998, largely due to reduced interest expense associated with the repayment of debt. Income tax expense was $44.0 million and $32.4 million representing effective tax rates of 42.6% and 47.6% for the years ended December 31, 1999 and 1998, respectively. The difference in the effective tax rate reflects various permanent differences and state and local income tax adjustments recorded pursuant to the PNC tax sharing policy. Net income totaled $59.4 million for the year ended December 31, 1999 compared with $35.6 million for the year ended December 31, 1998, an increase of 66.8%.

Operating results for year ended December 31, 1998 as compared with year ended December 31, 1997.

Revenue

  Investment advisory and administration fees increased $82.9 million to $263.8 million in 1998 from $180.9 million in 1997. The growth in investment advisory and administration fees for 1998 was due to increases in assets under management for separate accounts and mutual funds. Operating revenue increased $86.7 million to $278.3 million for the year ended December 31, 1998 as compared to
191.6 million for the year ended December 31, 1997. Total revenue increased $134.0 million to $339.5 million for the year ended December 31, 1998 due to a substantial increase in BAI performance fee revenues.

                                                                Year ended
                                                               December 31,                        Change
                                                         -------------------------         -----------------------
                                                          1998              1997            Amount        Percent
                                                         --------         --------         --------       --------
                                                            ($ in thousands)               ($ in thousands)
Investment advisory and administration fees:
  Mutual funds                                           $162,487         $117,977         $ 44,510           37.7%
  Separate accounts                                       101,352           62,985           38,367           60.9
                                                         --------         --------         --------       --------
Total investment advisory and administration fees:        263,839          180,962           82,877           45.8
  Other income                                             14,444           10,644            3,800           35.7
                                                         --------         --------         --------       --------
Total operating revenue                                   278,283          191,606           86,677           45.2%
  BAI revenue                                              61,199           13,867           47,332             NM
                                                         --------         --------         --------       --------
Total revenue                                            $339,482         $205,473         $134,009           65.2%
                                                         ========         ========         ========       ========

    NM- Not meaningful

  Mutual funds advisory and administration fees increased $44.5 million of which approximately $31.5 million was attributable to the May 1998 conversion of $8.2 billion of PNC common trust funds into the BlackRock Funds. The remaining $13.0 million increase in mutual fund advisory and administration fees was due to a $7.2 billion increase in mutual fund assets under management, particularly a $5.1 billion rise in Provident Institutional Fund (PIF) assets. Separate account advisory fees rose $38.4 million largely as a result of an $18.1 billion increase in separate account assets under management as well as increased performance fees earned on BlackRock's domestic and off-shore fixed income hedge funds. Other income increased $3.8 million primarily from new risk management advisory engagements. BAI revenue increased $47.3 million primarily due to increased performance fees based on the market value of fund assets and projected fund returns.

Expenses

  Operating expense increased by $75.4 million to $215.3 million in 1998 from $139.9 million in 1997. The rise in operating expense was primarily the result of increases in employee compensation and benefits and fund administration and servicing costs due to higher levels of PNC client assets under management in the BlackRock Funds. Total expense increased $110.5 million to $260.1 million for the year ended December 31, 1998 due to a substantial increase in BAI incentive compensation expense associated with higher performance fee revenues.

                                                                Year ended
                                                               December 31,                        Change
                                                         -------------------------         -----------------------
                                                           1998             1997            Amount        Percent
                                                         --------         --------         --------       --------
                                                            ($ in thousands)               ($ in thousands)
Employee compensation and benefits                       $109,741         $ 73,217         $ 36,524           49.9%
Fund administration and servicing costs-affiliates         52,972           27,278           25,694           94.2
General and administration                                 38,696           29,764            8,932           30.0
Amortization of goodwill                                    9,653            9,653                -              -
Closed-end fund offering costs                              4,252                -            4,252             NM
                                                         --------         --------         --------       --------
     Total operating expense                              215,314          139,912           75,402           53.9%
BAI incentive compensation                                 44,806            9,688           35,118             NM
                                                         --------         --------         --------       --------
Total expense                                            $260,120         $149,600         $110,520           73.9%
                                                         ========         ========         ========       ========

NM- Not meaningful

  Employee compensation and benefits increased $36.5 million due to additional expenses of $16.1 million related to salary and benefits, $16.0 million for incentive compensation based primarily on operating profit growth and $4.4 million associated with the establishment of a deferred compensation program to retain key executives and employees. Employee compensation and benefit cost increases largely resulted from a 25% rise in full time employees to support business growth and enhanced infrastructure. Fund administration and servicing costs-affiliates increased $25.7 million entirely due to the May 1998 conversion of $8.2 billion of PNC common trust funds into the BlackRock Funds. General and administration expenses increased $8.9 million, primarily attributable to additional expenditures of $1.8 million related to occupancy and office services, $1.8 million related to marketing and promotion and $1.3 million related to systems and communications. These increases resulted from the substantial business growth experienced in 1998 as well as from BlackRock's formation, which required significant staff increases and included sizable new investments in technology and leased premises as compared to the prior year. BlackRock also launched a new high yield mutual fund in December 1998, which resulted in the immediate recognition of $4.3 million of expense for broker-related sales commissions. BAI incentive compensation expense was $44.8 million for the year ended December 31, 1998, a $35.1 million increase from the $9.7 million reported in 1997. The increase was attributable to higher performance fees based on the market value of fund assets and projected fund returns.

Operating Income and Net Income

  Operating income was $79.4 million for 1998, representing a $23.5 million or 42.0% increase from the prior year. Non-operating expense decreased to $11.4 million for 1998 as compared to $17.1 million for 1997, a 33.7% decrease reflecting lower interest expense associated with the paydown of debt. Income tax expense was $32.4 million and $16.7 million for 1998 and 1997, respectively, representing effective tax rates of 47.6% and 43.0%. The increase in the effective tax rate from the prior year is attributable to increased state and local taxes. Net income totaled $35.6 million for 1998 as compared to $22.1 million for 1997, an increase of 61.3%.

Liquidity and Capital Resources

  BlackRock's business is not capital intensive. BlackRock has historically met its working capital requirements through cash generated by its operating activities and borrowings with PNC Bank, N.A. (PNC Bank) under a $175 million revolving credit facility. Cash provided by operating activities totaled $116.3 million, $53.7 million and $47.2 million for the years ended December 31, 1999, 1998 and 1997 respectively. The $62.6 million increase in cash provided by operating activities in 1999 was primarily due to a $23.8 million increase in net income, and a $40.8 million decrease in accounts receivable entirely due to the liquidation of BAI. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

  Net cash flow used in investing activities was $18.9 million, $5.0 million and $3.0 million for the years ended December 31, 1999, 1998 and 1997 respectively. Capital expenditures for software development, furniture and equipment and leasehold improvements were $18.9 million, $8.4 million and $2.2 million for the years ended December 31, 1999, 1998 and 1997 respectively.

  Total capital at December 31, 1999 was $308.7 million and was comprised of $280.5 million of stockholders' equity and $28.2 million of debt. Debt at December 31, 1999 was solely comprised of $28.2 million on the unsecured note due February 28, 2000 with B.P. Partners L.P., an entity comprised of former partners of BlackRock Financial Management, Inc. (BFM), who received deferred notes as part of the purchase price for BFM. BlackRock repaid $18.8 million on February 28, 1999. Total capital at December 31, 1998 was $303.2 million and was comprised of $106.2 million of stockholders' equity and $197.0 million of debt. Debt at December 31, 1998 included $150.0 million outstanding on a $175.0 million revolving credit facility with PNC Bank due December 31, 2002, and $47.0 million on the unsecured note due through February 28, 2000 with B.P. Partners, L.P. The outstanding debt as of December 31, 1999 and 1998, represents amounts remaining from PNC's $240.0 million acquisition of BFM on February 28, 1995, which was recorded on BFM's books. The revolving credit facility with PNC Bank, dated February 28, 1996, as amended, bears interest at PNC Bank's "prime rate" and is not terminable by the bank except in the event of a default. The unsecured note bears interest at a fixed rate of 7.5% and is unconditionally guaranteed by PNC.

  Net cash flow used in financing activities was $53.8 million, $4.4 million and $40.4 million for 1999,1998 and 1997, respectively. Debt payments totaled $168.8 million, $28.2 million and $30.6 million for 1999,1998 and 1997, respectively. In its initial public offering on October 1, 1999, the Company issued 9 million shares of class A common stock to the public at an offering price of $14 per share (the "Offering"). The proceeds from the Offering, net of underwriters' discount and estimated offering expenses, totaled approximately $114.9 million. These proceeds were used to retire a portion of BlackRock's revolving credit facility with PNC Bank on October 7, 1999. During 1998, BlackRock received $34.2 million in net proceeds from the sale of restricted stock to employees. On the March 31, 1998 formation date, $12.3 million in dividends were paid to PNC in order to establish an appropriate exchange ratio for PNC and employee ownership interests based on the fair market value of the combined businesses.

Recent Accounting Developments

  Derivative Instruments and Hedging Activities

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those investments at fair value. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is required to be adopted for fiscal years beginning after June 15, 2000. The Company did not acquire any derivative instruments or enter into hedging activities for the periods covered under the consolidated financial statements. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material impact on the Company's results of operations or financial position.

Seasonality

  BlackRock does not believe its operations are subject to significant seasonal fluctuations.

Interest Rates

  The value of assets under management is affected by changes in interest rates. Since BlackRock derives the majority of its revenues from investment advisory fees based on assets under management, BlackRock's revenues may be adversely affected by changing interest rates. In a period of rapidly rising interest rates, BlackRock's assets under management would likely be negatively affected by reduced asset values and increased redemptions.

Inflation

  The majority of BlackRock's revenues are based on the value of assets under management. There is no predictable relationship between the rate of inflation and the value of assets under management by BlackRock, except as inflation may affect interest rates. BlackRock does not believe inflation will significantly affect its compensation costs as they are substantially variable in nature. However, the rate of inflation may affect BlackRock's expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect BlackRock's results of operations by reducing BlackRock's assets under management, revenues or otherwise.

Year 2000 Readiness

  During 1999, BlackRock completed the process of preparing for the year 2000 date change event. This process involved reviewing, modifying and replacing existing hardware, software and embedded chip technology systems, as necessary and communicating with counterparties, external service providers and customers regarding their response to year 2000 issues. BlackRock also assessed the year 2000 preparedness of issuers of the securities in which BlackRock invests, as well as of third parties such as vendors, customers, governmental entities and others. Contingency plans for year 2000 issues were maintained. Business continuity plans were reviewed and strengthened to address year 2000 implications.

  The estimated total cumulative cost to become year 2000 ready through December 31, 1999, which has been expensed as incurred, was approximately $1.0 million. No significant outlays were made to replace existing systems solely for year 2000 reasons.

  BlackRock to date has not encountered any materially significant problems associated with its mission critical systems or service providers as a result of the date change event.

  Unanticipated issues associated with the year 2000 date change event could still occur that may have an adverse impact on the operations and financial condition of BlackRock, the issuers of securities in which BlackRock invests, its customers and service providers. If BlackRock were to fail to correct unanticipated year 2000 problems, or if BlackRock's contingency plans fail to mitigate any such problems, a disruption of operations could occur, resulting in increased operating costs, loss of revenues and other material adverse effects. To the extent that the financial positions of the issuers of securities in which BlackRock invests are weakened due to year 2000 issues, BlackRock's investment performance could be impaired. It is not possible to predict with certainty all of the adverse effects that could result from a failure of third parties to address year 2000 issues or whether such effects could have a material adverse impact on BlackRock. BlackRock will continue to monitor year 2000 operations throughout 2000 including mission critical systems and service providers.


Forward-Looking Statements

  This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would, " "should," "could," "may" or similar expressions. BlackRock cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and BlackRock assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements.

  In addition to factors previously disclosed by BlackRock and those identified elsewhere herein, the following factors, among others, could cause actual results to differ materially from forward-looking statements: the introduction, withdrawal, success and timing of business initiatives and strategies; changes in economic conditions, interest rates, and financial and capital markets; the investment performance of BlackRock's sponsored investment products and separately managed accounts; competitive conditions; future acquisitions; and the impact, extent and timing of technological changes and legislative and regulatory actions and reforms. Please refer to Exhibit 99.1 of this report and subsequent quarterly reports on Form 10-Q filed with the SEC for a more detailed discussion of these and other factors.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The independent auditor's reports and financial statements listed in the accompanying index are included in Item 14 of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements on accounting and financial disclosure matters.

Part III.

  Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Company will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on May 1, 2000 (the "Proxy Statement"), and the information included therein is incorporated herein by reference.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained in the section captioned "Item 1: Election of Directors" of the Proxy Statement is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

  The information contained in the section captioned "Compensation of Executive Officers" and "Item 1: Election of Directors-Compensation of Directors" of the Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained in the section captioned "Ownership of BlackRock Common Stock" and "Ownership of PNC Common Stock" of the Proxy Statement is incorporated herein by reference

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information contained in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

Part IV.
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.        Financial Statements

               Included herein at pages F-1 through F-21

     2.        Financial Data Schedules
               All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

     3.        Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

     Exhibit No.    Description
     -----------    -----------

     3.1*      Amended and Restated Certificate of Incorporation of the
               Registrant.
     3.2*      Amended and Restated Bylaws of the Registrant.
     3.3       Amendment No. 1 to the Amended and Restated Bylaws of the
               Registrant.
     4.1*      Specimen of Common Stock Certificate (per class).
     4.2*      Amended and Restated Stockholders Agreement, dated September 30,
               1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.
     10.1*     Tax Disaffiliation Agreement, dated October 6, 1999, among
               BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial
               Services Group, Inc., formerly PNC Bank Corp.
     10.2*     1999 Stock Award and Incentive Plan.
     10.3*     1999 Annual Incentive Performance Plan.
     10.4*     Nonemployee Directors Stock Compensation Plan.
     10.5*     Form of Employment Agreement.
     10.6*     Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc.,
               formerly PNC Bank Corp. and PNC Asset Management, Inc.
     10.7*     Registration Rights Agreement, dated October 6, 1999, among the
               Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
     10.8*     Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank
               Corp.
     10.9**    Amended and Restated Long-Term Deferred Compensation Plan

     10.10** BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan
     21.1      List of subsidiaries of the Registrant.
     23.1      Consent of Ernst & Young LLP.
     24.1      Powers of Attorney (Included on the Signature Pages hereto).
     27.1      Financial Data Schedule.
     99.1 Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.
     ---------------------------------------------------------------------------
* Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.

** Incorporated by Reference to the Registrant's Registration Statement on Form
   S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.

(b)  Reports on Form 8-K

     1. A current report on Form 8-K, dated October 20, 1999, was filed with the Securities and Exchange Commission in connection with BlackRock's results of operations for the three and nine months ended September 30, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant, BlackRock, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

By: /s/ Laurence D. Fink
    --------------------
    Laurence D. Fink
    Chairman, Chief Executive Officer and Director
    March 28, 2000

  Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Robert P. Connolly and Ralph L. Schlosstein, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BlackRock, Inc. and in the capacities and on the dates indicated.

        Signature                              Title                                 Date
        ---------                              -----                                 ----
/s/ Laurence D. Fink          Chairman, Chief Executive Officer and             March 28, 2000
---------------------------
    Laurence D. Fink          Director (Principal Executive Officer)

/s/ Paul L. Audet             Managing Director and Chief Financial Officer     March 28, 2000
---------------------------
    Paul L. Audet             (Principal Financial and Accounting Officer)

/s/ Murry S. Gerber           Director                                          March 28, 2000
---------------------------
    Murry S. Gerber

/s/ Walter E. Gregg           Director                                          March 28, 2000
---------------------------
    Walter E. Gregg

/s/ James Grosfeld            Director                                          March 28, 2000
---------------------------
    James Grosfeld

/s/ Frank T. Nickell          Director                                          March 28, 2000
---------------------------
    Frank T. Nickell

/s/ Thomas H. O'Brien         Director                                          March 28, 2000
---------------------------
    Thomas H. O'Brien

/s/ Helen P. Pudlin           Director                                          March 28, 2000
---------------------------
    Helen P. Pudlin

/s/ James E. Rohr             Director                                          March 28, 2000
---------------------------
    James E. Rohr

/s/ Ralph L. Schlosstein      Director                                          March 28, 2000
---------------------------
    Ralph L. Schlosstein

/s/ Lawrence M. Wagner        Director                                          March 28, 2000
---------------------------
    Lawrence M. Wagner

                               TABLE OF CONTENTS
                             FINANCIAL STATEMENTS

Report of Independent Auditors                                          F-2
Management's Responsibility for Financial Reporting                     F-3
Consolidated Statements of Financial Condition                          F-4
Consolidated Statements of Income                                       F-5
Consolidated Statements of Changes in Stockholders' Equity              F-6
Consolidated Statements of  Cash Flows                                  F-7
Notes to the Consolidated Financial Statements                          F-8

                        Report of Independent Auditors

The Board of Directors and Stockholders
BlackRock, Inc.

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. as of December 31, 1999 and 1998, and the consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlackRock, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
---------------------
ERNST & YOUNG LLP

New York, New York
January 31, 2000

Management's Responsibility for Financial Reporting

BlackRock, Inc. is responsible for the preparation, quality and fair presentation of its published financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include judgments and estimates of management. BlackRock, Inc, also prepared the other information included in the Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

Management is responsible for establishing and maintaining effective internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff which reports to the Audit Committee of the Board of Directors. Internal auditors test the operation of the internal control system and report findings to management and the Audit Committee, and corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit committee, composed solely of outside directors, provides oversight to the financial reporting process.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed Blackrock, Inc.'s internal control over financial reporting as of December 31, 1999. Based on this assessment management believes that BlackRock, Inc. maintained an effective internal control system over financial reporting as of December 31, 1999.

/s/ Laurence D. Fink                               /s/ Paul L. Audet
--------------------                               -----------------
Laurence D. Fink                                   Paul L. Audet
Chairman & Chief Executive Officer                 Chief Financial Officer

                                BlackRock, Inc.
                Consolidated Statements of Financial Condition
                         (Dollar amounts in thousands)

                                                                                   December 31,
                                                                            --------------------------
                                                                              1999              1998
                                                                            --------          --------
Assets
Cash and cash equivalents                                                   $157,129          $113,450
Accounts receivable
  Advisory and administration fees                                            63,726            47,611
  BlackRock Asset Investors (BAI)                                                  -            58,599
Investments, available for sale (cost:$2,486 and $2,515, respectively)         2,255             2,515
Property and equipment, net                                                   22,677            12,252
Goodwill (net of accumulated amortization
  of $46,615 and $36,962, respectively)                                      194,257           203,910
Receivable from affiliates                                                     2,111               446
Other assets                                                                   5,427             2,001
                                                                            --------          --------
  Total assets                                                              $447,582          $440,784
                                                                            ========          ========

Liabilities and stockholders' equity
Note and loan payable to affiliates                                         $ 28,200          $197,000
Accrued compensation
  Employees                                                                   90,350            65,523
  BAI incentive compensation                                                       -            44,806
Accounts payable and accrued liabilities
  Affiliate                                                                   33,476            16,478
  Other                                                                       10,474             7,627
Accrued interest payable to affiliates                                           705             1,175
Other liabilities                                                              3,851             1,984
                                                                            --------          --------
  Total liabilities                                                          167,056           334,593
                                                                            --------          --------

Stockholders' equity
Common stock, class A, $0.01 par value, 250,000,000 and 0 shares
 authorized; 9,000,000 and 0 shares outstanding, respectively                     90                 -
Common stock, class B, $0.01 par value, 100,000,000 and
 110,000,000 shares authorized; 54,864,382 and 54,807,482
 shares outstanding, respectively                                                549               549
Additional paid-in capital                                                   169,554            52,556
Retained earnings                                                            112,703            53,286
Unearned compensation                                                         (2,139)                -
Accumulated other comprehensive loss                                            (231)                -
Treasury stock, at cost, 0 and 56,900 shares, respectively                         -              (200)
                                                                            --------          --------
  Total stockholders' equity                                                 280,526           106,191
                                                                            --------          --------

Total liabilities and stockholders' equity                                  $447,582          $440,784
                                                                            ========          ========

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
                       Consolidated Statements of Income
               (Dollar amounts in thousands, except share data)

                                                                                   Year ended
                                                                                  December 31,
                                                               ----------------------------------------------
                                                                   1999              1998             1997
                                                               -----------       -----------      -----------
Revenue
Investment advisory and administration fees
    Mutual funds                                               $   214,728       $   162,487      $   117,977
    Separate accounts                                              154,046           101,352           62,985
    BAI                                                             (7,072)           61,199           13,867
Other income
    Affiliate                                                        5,000             3,000            3,000
    Other                                                           14,279            11,444            7,644
                                                               -----------       -----------      -----------
Total revenue                                                      380,981           339,482          205,473
                                                               -----------       -----------      -----------

Expense
Employee compensation and benefits                                 138,025           109,741           73,217
BAI incentive compensation                                          (5,387)           44,806            9,688
Fund administration and servicing costs - affiliates                78,666            52,972           27,278
General and administration
    Affiliate                                                        5,320             4,666            3,900
    Other                                                           43,250            34,030           25,864
Amortization of goodwill                                             9,653             9,653            9,653
Closed-end fund offering costs                                         511             4,252                -
                                                               -----------       -----------      -----------
Total expense                                                      270,038           260,120          149,600
                                                               -----------       -----------      -----------

Operating income                                                   110,943            79,362           55,873

Non-operating income (expense)
Interest and dividend income                                         3,445             1,995            3,117
Interest expense - affiliates                                      (10,938)          (13,347)         (20,249)
                                                               -----------       -----------      -----------
Total non-operating expense                                         (7,493)          (11,352)         (17,132)
                                                               -----------       -----------      -----------

Income before income taxes                                         103,450            68,010           38,741
Income taxes                                                        44,033            32,395           16,655
                                                               -----------       -----------      -----------
Net income                                                     $    59,417       $    35,615      $    22,086
                                                               ===========       ===========      ===========
Earnings per share
    Basic                                                      $      1.04       $      0.67      $      0.49
    Diluted                                                    $      1.04       $      0.66      $      0.49

Weighted-average shares outstanding
    Basic                                                       57,057,014        53,507,051       45,100,000
    Diluted                                                     57,268,912        53,682,204       45,100,000

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
                 Years ended December 31, 1999, 1998 and 1997
                         (Dollar amounts in thousands)

                                                                                           Accumulated
                                   Common Stock                  Additional                   other                   Total
                                 Class     Class     Unearned     Paid-in       Retained  Comprehensive  Treasury  Stockholders'
                                   A         B     Compensation   Capital       Earnings      loss         Stock      Equity
                                 -----     -----   ------------  ----------     --------  -------------  --------  -------------
December 31, 1996                  $ -      $  -       $      -    $ 15,091     $ 17,581    $         -     $   -       $ 32,672
Net income                           -         -              -           -       22,086              -         -         22,086
Dividend of
   intercompany allocations          -         -              -           -       (9,795)             -         -         (9,795)
                                 -----     -----   ------------  ----------     --------  -------------  --------  -------------

December 31, 1997                    -         -              -      15,091       29,872              -         -         44,963
Net income                           -         -              -           -       35,615              -         -         35,615
Dividends to PNC                     -         -              -           -      (12,300)             -         -        (12,300)
Issuance of
   class B common stock              -         -              -      35,951            -              -         -         35,951
Stock reclassification               -       549              -        (549)           -              -         -              -
Purchase of
   treasury stock                    -         -              -           -            -              -      (200)          (200)
Forgiveness of
   intercompany allocations          -         -              -           -           99              -         -             99
Capital contribution
   from PNC Bank, N.A.               -         -              -       2,063            -              -         -          2,063
                                 -----     -----   ------------  ----------     --------  -------------  --------  -------------

December 31, 1998                    -       549              -      52,556       53,286              -      (200)       106,191
Net income                           -         -              -           -       59,417              -         -         59,417
Purchase of
   treasury stock                    -         -              -           -            -              -      (550)          (550)
Sale of
   treasury stock                    -         -         (2,239)      2,239            -              -       750            750
Issuance of class A
   common stock, net                90         -              -     114,759            -              -         -        114,849
Amortization of  discount on
   issuance of class B common
   stock                             -         -            100           -            -              -         -            100
Unrealized loss                                                                                                                -
   on investments, net               -         -              -           -            -           (231)        -           (231)
                                 -----     -----   ------------  ----------     --------  -------------  --------  -------------

December 31, 1999                  $90      $549        ($2,139)   $169,554     $112,703          ($231)    $   -       $280,526
                                 =====     =====   ============  ==========    =========  =============  ========  =============

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
                     Consolidated Statements of Cash Flows

                         (Dollar amounts in thousands)

                                                                                        Year ended
                                                                                       December 31,
                                                                         -----------------------------------------
                                                                           1999            1998             1997
                                                                         --------        --------         --------
Cash flows from operating activities
Net income                                                               $ 59,417        $ 35,615         $ 22,086
Adjustments to reconcile net income to net cash provided
 from operating activities:
    Depreciation and amortization                                          18,153          12,852           12,151
    Amortization of discount on issuance of class B common stock              100           1,737                -
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                          42,484         (70,364)          (7,484)
       Decrease (increase) in receivable from affiliates                   (1,665)          1,422             (325)
       Decrease (increase) in other assets                                 (3,426)            192             (358)
       Increase (decrease) in accrued compensation                        (19,979)         61,597           16,723
       Increase in accounts payable and accrued liabilities                19,845          11,126            6,516
       (Decrease) in accrued interest payable to affiliates                  (470)           (483)            (536)
       Increase (decrease) in other liabilities                             1,867              41           (1,578)
                                                                         --------        --------         --------
Cash provided from operating activities                                   116,326          53,735         $ 47,195

Cash flows from investing activities
Purchase of property and equipment                                        (18,925)         (8,414)          (2,165)
(Purchase) sale of investments                                                 29           3,400             (790)
                                                                         --------        --------         --------
Cash used in investing activities                                         (18,896)         (5,014)          (2,955)

Cash flows from financing activities
Net repayment of note and loan payable to affiliates                     (168,800)        (28,232)         (30,627)
Issuance of class A common stock                                          117,495               -                -
Expenses related to issuance of class A common stock                       (2,646)              -                -
Issuance of class B common stock                                                -          34,214                -
Capital contribution from PNC Bank, N.A.                                        -           2,063                -
Purchase of treasury stock                                                   (550)           (200)               -
Sale of treasury stock                                                        750               -                -
Forgiveness of intercompany allocations                                         -              99                -
Dividend of intercompany allocations                                            -               -           (9,795)
Dividends to PNC Bank, N.A.                                                     -         (12,300)               -
                                                                         --------        --------         --------
Cash used in financing activities                                         (53,751)         (4,356)         (40,422)
                                                                         --------        --------         --------

Net increase in cash and cash equivalents                                  43,679          44,365            3,818
Cash and cash equivalents, beginning of period                            113,450          69,085           65,267
                                                                         --------        --------         --------
Cash and cash equivalents, end of period                                 $157,129        $113,450         $ 69,085
                                                                         ========        ========         ========
Supplemental disclosures
Cash paid for interest                                                   $ 11,408        $ 13,683         $ 20,780
                                                                         ========        ========         ========
Cash paid for income taxes                                               $ 34,900        $ 25,983         $  4,730
                                                                         ========        ========         ========

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
                Notes to the Consolidated Financial Statements
                 Years ended December 31, 1999, 1998 and 1997
               (Dollar amounts in thousands, except share data)

1. Significant Accounting Policies

Organization and Basis of Presentation

       BlackRock, Inc. (together with its subsidiaries "BlackRock" or the "Company") is majority owned by The PNC Financial Services Group, Inc., formerly PNC Bank Corp. ("PNC"), through its wholly-owned subsidiary PNC Bank, N.A. ("PNC Bank"). The consolidated financial statements of BlackRock include the assets, liabilities and earnings of its wholly-owned subsidiaries BlackRock Advisors, Inc. ("BA"), BlackRock Institutional Management Corporation ("BIMC"), Provident Advisers, Inc. ("PAI"), BlackRock Financial Management, Inc. ("BFM") and BlackRock International, Ltd. ("BI") and their subsidiaries. BlackRock and its consolidated subsidiaries provide diversified investment management services to institutional clients, including certain subsidiaries and affiliates of PNC, and to individual investors through various investment vehicles. Institutional investment management services primarily consists of the active management of fixed income and equity client accounts and the management of the Provident Institutional Funds, a money market mutual fund family serving the institutional market. Individual investor services primarily consists of the management of the Company's sponsored open-end and closed-end mutual funds ("BlackRock Funds"). BA, BIMC, BFM and BI are registered investment advisers under the Investment Advisers Act of 1940 while PAI is a registered broker dealer.

       The consolidated financial statements of the Company reflect the "carved out" historical financial position, results of operations, cash flows and changes in stockholders' equity of the asset management operations of PNC that were combined under BlackRock as if they had been operating as a separate corporate entity. The consolidated statements of income for the years ended December 31, 1998 and 1997 have been adjusted to reflect an allocation of certain expenses, primarily relating to office rent and overhead charges for various administrative functions provided by PNC. The allocations were required to reflect all costs of doing business and have been based on various methods which management believes results in reasonable allocations of such costs.

       The intercompany allocations and other adjustments related to the carve out which were not paid or received by the Company are reflected in the Company's consolidated statements of changes in stockholders' equity as dividend or forgiveness of intercompany allocations.

       Significant intercompany accounts and transactions between the consolidated entities have been eliminated.

Formation Transactions

       The Company was formed in 1998 as a result of PNC's decision to substantially consolidate its investment management businesses under a common management and brand (BlackRock). Prior to the formation, on January 31, 1998, PNC sold 30,000 shares of restricted BFM stock to certain key employees and PNC retained 70,000 shares. The purchase price for the stock was based on an independent valuation of BFM with the shares subject to significant vesting and transfer restrictions.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

       On March 31, 1998, PNC Bank contributed BFM and other investment management subsidiaries into a new holding company, BlackRock. BFM's employee shareholders exchanged their stock in BFM for 8,250,000 of restricted shares of class B common stock in the Company while PNC received 19,250,000 shares of the Company for its ownership interest in BFM and an additional 25,850,000 shares representing the fair value based on an independent valuation of PNC's other contributed investment management businesses. In May 1998, the Company sold an additional 1,514,382 shares and executed forward sales of 175,153 shares of restricted stock to key employees of the contributed businesses.

       On September 30, 1999, the Company effected a 275:1 stock split by reclassifying each share of common stock issued into 275 shares of class B common stock (the "Stock Reclassification"). The Stock Reclassification has been retroactively restated in the consolidated financial statements.

       On September 30, 1999, BlackRock reissued 213,474 shares of class B common stock, held in treasury, to key employees in the form of restricted stock. These shares were sold at a discount to fair market value of $2.2 million which will be expensed on a straight-line basis over the five-year vesting period. The discount was recorded as additional paid-in capital and unearned compensation in the consolidated statements of financial condition. The proceeds from the sale of treasury stock approximated $750.

       On October 1, 1999, BlackRock sold 9,000,000 shares of class A common stock to the public at an initial price of $14 per share (the "Offering"). The proceeds from the Offering, net of underwriters' discount and estimated offering expenses, totaled approximately $115,000. These proceeds were used to retire a portion of BlackRock's revolving line of credit with PNC Bank on October 7, 1999.

Use of Estimates

       The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less. Cash and cash equivalents are held at major financial institutions and in money market mutual funds, to which the Company is exposed to market and credit risk.

Investments

       Investments consist principally of shares of registered investment companies and are stated at quoted market values. The resulting unrealized gains and losses are included in the accumulated other comprehensive income component of stockholders' equity, net of tax. Realized gains and losses on investments are included in non-operating income. Interest and dividend income is also included in non-operating income in the consolidated statements of income.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Revenue Recognition

       Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations.

       The Company also receives performance fees or an incentive allocation from certain institutional and private placement portfolios ("alternative investment products"). These performance fees are earned upon attaining specified return thresholds and may contain other restrictions.

Administration and Servicing Costs

       The Company incurs certain administration and servicing costs, which are expensed as incurred, related to mutual funds advised by the Company.

Property and Equipment

       Property and equipment is recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over an estimated useful life ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.

Goodwill

       Goodwill is amortized by the straight-line method over 25 years. The Company assesses the recoverability of goodwill based on the estimated future nondiscounted cash flows over the remaining amortization period.

Stock-based Compensation

       The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and has adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Fair value disclosures are included in the notes to the consolidated financial statements.

Earnings Per Share

       The Company has adopted SFAS No. 128, "Earnings Per Share." Basic earnings per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the total weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings per share is computed using the treasury stock method.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Business Segments

       The Company has not presented business segment data in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", because it operates predominantly in one business segment, the investment advisory and asset management business.

Software Costs

       In 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs of approximately $4.9 million have been capitalized through December 31, 1999 and are being amortized over an estimated useful life of three years.

Comprehensive Income

       The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires unrealized gains and losses from investments available for sale to be included in accumulated other comprehensive income. Comprehensive income has been presented to conform to SFAS No. 130 requirements.

Disclosure of Fair Value

       SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of estimated fair values of certain on- and off-balance sheet financial instruments. The methods and assumptions are set forth below:

       . Cash and cash equivalents, receivables, accounts payable, accrued liabilities, and note and loan payable to affiliates approximate fair value due to the short maturities.

       . The fair value of investments is based on quoted market price.

Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities

       In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those investments at fair value. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," is required to be adopted for fiscal years beginning after June 15, 2000. The Company did not acquire any derivative instruments or enter into hedging activities for the periods covered under the consolidated financial statements. The adoption of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material impact on the Company's results of operations or financial position.

Reclassification of Prior Periods' Statements

       Certain items previously reported have been reclassified to conform with the current year's presentation.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

2. Property and Equipment

       Property and equipment consists of the following:

                                          December 31,
                                      ------------------
                                       1999       1998
                                      -------    -------

Equipment and Computer Software       $26,778    $13,472
Leasehold improvements                  7,454      5,207
Furniture and fixtures                  6,893      5,792
Land                                    3,564          -
                                      -------    -------
                                       44,689     24,471
                                      -------    -------

Less accumulated depreciation          22,012     12,219
                                      -------    -------
Property and equipment, net           $22,677    $12,252
                                      =======    =======

       Depreciation expense was approximately $8,500, $3,199 and $2,498 for the years ended December 31, 1999, 1998 and 1997, respectively.

       During the fourth quarter of 1999, the Company purchased land in Wilmington, Delaware for $3,500 and is presently constructing an 84,000 square foot office building at an estimated cost of approximately $20,000.

3. Note and Loan Payable to Affiliates

       The Company had the following note and line of credit outstanding:

                                                                         December 31,
                                                                    ----------------------
                                                                     1999           1998
                                                                    -------       --------
7.5% unsecured note, with interest payable
semi-annually, due February 2000                                    $28,200       $ 47,000

Revolving line of credit with PNC, with interest at
prime rate (8.5% and 7.75% at December 31, 1999 and
1998, respectively), maximum outstanding principal of
$175,000 due December 2002                                                -        150,000
                                                                    -------       --------
                                                                    $28,200       $197,000
                                                                    =======       ========

       Interest expense for the periods ended December 31, 1999, 1998 and 1997 was $10,938, $13,347 and $20,249, respectively.

       The 7.5% unsecured note is unconditionally guaranteed by PNC and is ultimately payable to certain employees of the Company resulting from PNC's acquisition of BFM on February 28, 1995.

                                BlackRock, Inc.
           Notes to the Consolidated Financial Statements (continued)

4. Commitments

       The Company leases its primary office space under agreements which expire in 2011. Future minimum commitments under these operating leases, net of rental reimbursements of $1,831 through 2005 from a sublease arrangement, are as follows:

2000                                      $ 5,423
2001                                        3,947
2002                                        1,613
2003                                        1,156
2004                                        1,156
Thereafter                                  1,751
                                          -------
                                          $15,046
                                          =======

       In connection with certain lease agreements, the Company is responsible for escalation payments.

       Occupancy expense amounted to $8,022, $5,662 and $3,903 for the years ended December 31, 1999, 1998, and 1997, respectively.

5. Employee Benefit Plans

       The Company's employees participate in PNC's Incentive Savings Plan ("ISP"), a defined contribution benefit plan. Under the ISP, employee contributions of up to 6% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company. ISP expenses for the Company were $2,212, $1,210 and $1,019 for the years ended December 31, 1999, 1998 and 1997, respectively. Contributions to the plans are matched primarily by shares of PNC's common stock funded by PNC's Employee Stock Ownership Plan.

       PNC provides certain health care and life insurance benefits for retired employees. Expenses for postretirement benefits allocated to the Company by PNC were $225, $217 and $105 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, accrued postretirement benefits included in the consolidated statements of financial condition totaled $741 and $528, respectively. No separate financial obligation data for the Company is available with respect to such plan.

       Certain employees of the Company participate in PNC's noncontributory defined benefit pension plan. Retirement benefits are based on compensation level, age and length of service. Pension contributions are based on actuarially determined amounts necessary to fund total benefits payable to plan participants. During 1999, the Company contributed approximately $1,600 to the plan and had a prepaid balance of approximately $1,200 in pension benefit obligation as of December 31, 1999. This amount was recorded in other assets on the consolidated statement of financial condition. Pension expense was approximately $(81), $79, and $110 for the fiscal years ended December 31, 1999, 1998, and 1997, respectively.

                                BlackRock, Inc.
           Notes to the Consolidated Financial Statements (continued)

6. Stock Award and Incentive Plans

Stock Option Plan

       Effective October 1, 1999, the Board of Directors of BlackRock adopted the 1999 Stock Award and Incentive Plan (the "Award Plan"). A maximum of 3,786,863 shares of class A common stock are authorized for issuance under the Award Plan. On October 1, 1999, options to purchase 1,061,000 shares of class A common stock at $14 per share were issued to eligible employees. These options have a ten year life, vest ratably over three years and become exercisable upon vesting.

       Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under APB Opinion 25, "Accounting for Stock Issued to Employees," and adopt the disclosure only provisions for SFAS No. 123. Under APB 25, no compensation costs were recognized related to the Award Plan because the option exercise price of the options awarded is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, compensation costs related to the Award Plan are measured at the grant date based on the fair value and are recognized ratably over the vesting period. If the Company had elected to recognize compensation costs based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income would have been reduced by $331 for the year ended December 31, 1999. Basic and diluted earnings per share would have been reduced by $0.01 per share for the year ended December 31, 1999.

       The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for fiscal 1999:

Expected dividend yield                               0.00%
Expected volatility                                  27.50%
Risk-free interest                                    7.08%
Expected term                                       7 years

       The fair value of the options granted was $6.51 per share. None of the options were exercisable as of December 31, 1999.

       The shares of class A common stock authorized under the Company's stock option plan were 3,786,863 at December 31, 1999. Of this amount, 2,725,863 shares remain available for future awards.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

Deferred Compensation Plan

       The Company has a Long Term Deferred Compensation Plan (the "Plan") to provide a competitive long-term incentive for key officers and employees. The awards vest through 2004 and are expensed on a straight-line method over the respective vesting periods.

       On October 1, 1999, approximately $19,800 of the $20,700 deferred compensation was converted into 1,518,690 shares of class A common stock in connection with the Plan. The excess of the fair market value over the $13.06 conversion price of each share resulted in additional compensation expense of $1,400. The compensation expense will be recorded over the applicable vesting periods through 2004. Compensation expense for the years ended December 31, 1999 and 1998 was $5,033 and $6,321, respectively.

7. Related Party Transactions

       The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock open-end and closed-end funds, the Provident Institutional Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

                                                                                 Year ended
                                                                                December 31,
                                                                 -----------------------------------------
                                                                   1999            1998             1997
                                                                 --------        --------         --------
Investment advisory and administration fees--mutual funds:
BlackRock Open-end Funds                                         $142,597        $ 86,225         $ 44,009
BlackRock Closed-end Funds                                         34,581          36,521           36,050
Provident Institutional Funds                                      33,021          32,202           26,266
Commingled Funds                                                    4,529           7,539           11,652
                                                                 --------        --------         --------
                                                                 $214,728        $162,487         $117,977
                                                                 ========        ========         ========

       During May 1998, approximately $8,200,000 in assets of the PNC Common Trust commingled funds were converted to the BlackRock Open-end Funds. During the first four months of 1998, $3,142 of fees were earned on these commingled funds as compared to $7,150 for the year ended December 31, 1997.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

       The Company provides investment advisory and administration services to certain PNC subsidiaries for a fee, based on assets under management. In addition, the Company provides risk management and, beginning in 1998, model portfolio services to PNC. Revenues for such services are as follows:

                                                                    Year ended
                                                                   December 31,
                                                      -----------------------------------
                                                        1999          1998          1997
                                                      -------        ------        ------
Investment advisory and administration fees:
Separate accounts                                     $ 3,774        $3,468        $1,496
Model Portfolio Services                                4,400         2,567             -
Other income--risk management                           5,000         3,000         3,000
                                                      -------        ------        ------
                                                      $13,174        $9,035        $4,496
                                                      =======        ======        ======

       The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for the Provident Institutional Funds and certain other commingled funds and service fees for PNC Advisors' (an affiliate of PNC) clients invested in the BlackRock Funds.

       The Company incurred interest expense to related parties in connection with the 7.5% unsecured note and the revolving line of credit with PNC. PNC also provides general and administrative services to the Company. Charges for such services were based on actual usage or on defined formulas which, in management's view, resulted in reasonable allocations. Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

                                                                    Year ended
                                                                   December 31,
                                                        1999          1998          1997
                                                      -------        -------       -------
Fund administration and servicing costs--affiliates   $78,666        $52,972       $27,278
General and administrative                              5,320          4,666         3,900
Interest expense--affiliates                           10,938         13,347        20,249
                                                      -------        -------       -------
                                                      $94,924        $70,985       $51,427
                                                      =======        =======       =======

       Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

       Payable to affiliates approximated $33,476 and $16,478 at December 31, 1999 and 1998, respectively. These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable. These amounts do not bear interest.

       Receivable from affiliates was approximately $2,111 and $446 at December 31, 1999 and 1998, respectively. The amount primarily represents a receivable for administration fees earned in connection with services provided to the BlackRock Closed-end Funds.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

8. BlackRock Asset Investors

       BFM previously served as an investment advisor to BlackRock Asset Investors ("BAI"), a closed-end investment company. BAI was liquidated on September 27, 1999 in accordance with a plan adopted by BAI's Board of Trustees and shareholders in 1997. BAI's principal business was to acquire, work out, pool and repackage performing and distressed commercial, multifamily, and single family mortgage loans as commercial or residential mortgage-backed securities for sale in the capital markets through independent underwriters and broker-dealers.

       BFM recorded investment advisory and administration fees for BAI for the years ended December 31, 1999, 1998 and 1997 of $1,943, $3,291 and $6,067,
respectively. BFM earned performance fees based on a stipulated percentage of the excess profits after BAI shareholders had received a minimum return on invested capital. Based on the market value of BAI's underlying assets, overall investor returns and final asset liquidation values, the Company recorded performance fees/(reduction of previously recorded performance fees), of $(9,015), $57,908 and $7,800 for the years ended December 31, 1999, 1998 and
1997, respectively.

       In accordance with various contractual arrangements including the 1994 acquisition agreement between PNC and BFM, incentive compensation earned on BAI revenue was $(5,387), $44,806 and $9,688 for the years ended December 31, 1999, 1998, and 1997, respectively.

9.  Net Capital Requirements

       As a registered broker-dealer, PAI is subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels. At December 31, 1999, PAI net capital was $5,217 in excess of regulatory requirements.

10. Income Taxes

       The Company accounts for income taxes under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

       Prior to and including October 6, 1999, the operating results of the Company were primarily included in the consolidated U.S. Federal tax returns of PNC or its subsidiaries. For state and local income tax purposes, the Company was included in the combined and unitary tax returns with PNC and its subsidiaries, and filed separate company returns.

       Effective October 6, 1999, PNC and BlackRock entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement") that sets forth each party's rights and obligations with respect to income tax payments and refunds for periods before and after the completion of the Offering and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

       For periods beginning on October 7, 1999 and thereafter, BlackRock will file their own consolidated federal income tax return. BlackRock may file separate state and municipal income tax returns or may be included in state and/or municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. If BlackRock is included in a group's combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock's share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock's level of activity in such state or municipality.

                                BlackRock, Inc.
           Notes to the Consolidated Financial Statements (continued)

     The provision (benefit) for income taxes consists of the following:

                                                  Year ended
                                                 December 31,
                                      -------------------------------
                                        1999        1998        1997
                                      -------     -------     -------
Current:
  Federal                             $39,540     $16,408     $11,872
  State and local                      11,320       8,746       3,011
                                      -------     -------     -------
Total current                          50,860      25,154      14,883
                                      -------     -------     -------

Deferred:
  Federal                              (5,177)      4,422       1,159
  State and local                      (1,650)      2,819         613
                                      -------     -------     -------
Total deferred                         (6,827)      7,241       1,772
                                      -------     -------     -------
Total                                 $44,033     $32,395     $16,655
                                      =======     =======     =======


     The reconciliation between the federal statutory income tax rate and the Company's effective income tax rate consists of the following:

                                                  Year ended
                                                 December 31,
                                      -------------------------------
                                        1999        1998        1997
                                      -------     -------     -------
Statutory Federal income tax rate        35.0%       35.0%       35.0%
Increase resulting from:
  State and local income taxes            6.1%       11.1%        6.1%
  Other                                   1.5%        1.5%        1.9%
                                      -------     -------     -------
Total effective income tax rate          42.6%       47.6%       43.0%
                                      =======     =======     =======

                                BlackRock, Inc.
           Notes to the Consolidated Financial Statements (continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in accounts payable and accrued liabilities--affiliate in the consolidated statements of financial condition, consisted of the following:

                                                            December 31,
                                                     -------------------------
                                                       1999              1998
                                                     -------           -------
Deferred tax assets:
   Compensation and benefits                         $ 7,506           $31,388
   Deferred revenues                                   1,426                 -
   Deferred state income taxes                         2,038                 -
   Other                                               2,831             3,606
                                                     -------           -------
Gross deferred tax asset                              13,801            34,994
                                                     -------           -------

Deferred tax liabilities:
   Deferred revenues                                       -            33,980
   Goodwill                                           16,762            13,129
   Other                                               2,489               163
                                                     -------           -------
Gross deferred tax liability                          19,251            47,272
                                                     -------           -------

Net deferred tax liability                           $ 5,450           $12,278
                                                     =======           =======

     A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:


                                                                    Year ended
                                                                   December 31,
                                                     ------------------------------------------
                                                      1999              1998             1997
                                                     -------           -------          -------
Expected income tax expense                          $36,208           $23,804          $13,559

Increase in income taxes resulting from:
   State and local taxes                               6,286             7,517            2,344
   Other                                               1,539             1,074              752
                                                     -------           -------          -------
Income tax expense                                   $44,033           $32,395          $16,655
                                                     =======           =======          =======

                                BlackRock, Inc.
           Notes to the Consolidated Financial Statements (continued)

11. Comprehensive income

                                                                      Year ended
                                                                     December 31,
                                                  -----------------------------------------------
                                                    1999                 1998               1997
                                                  -------              -------            -------
Net Income                                        $59,417              $35,615            $22,086
Accumulated other comprehensive loss:
   Unrealized loss from investments, net             (231)                   -                  -
                                                  -------              -------            -------
Comprehensive income                              $59,186              $35,615            $22,086
                                                  =======              =======            =======

12. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Year ended
                                                                             December 31,
                                                          --------------------------------------------------
                                                              1999               1998                1997
                                                          -----------        -----------         -----------
Net Income                                                $    59,417        $    35,615         $    22,086
                                                          -----------        -----------         -----------

Basic weighted-average shares outstanding                  57,057,014         53,507,051          45,100,000

   Dilutive potential shares from forward sales               175,153            175,153                   -
   Dilutive potential shares from stock options                36,745                  -                   -
                                                          -----------        -----------         -----------
Dilutive weighted-average shares outstanding               57,268,912         53,682,204          45,100,000
                                                          -----------        -----------         -----------

Basic earnings per share                                  $      1.04        $      0.67         $      0.49
                                                          ===========        ===========         ===========

Diluted earnings per share                                $      1.04        $      0.66         $      0.49
                                                          ===========        ===========         ===========

         Net income per common share is computed using the weighted-average number of common equivalent shares outstanding. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Staff Accounting Bulletin 98, "Earnings per share," common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the options' exercise price of $14.00.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

13. Selected Quarterly Financial Data (unaudited):

                                                                         Quarter
                                        -------------------------------------------------------------------------        -----------
                                            1st                 2nd                  3rd                  4th                Total
                                        -----------         -----------          -----------          -----------        -----------

             1999
-------------------------------
Revenue                                 $    87,875         $    92,217          $   100,107          $   100,782        $   380,981
Operating income                             23,706              26,920               30,658               29,659            110,943
Net Income                                   12,218              13,767               16,223               17,209             59,417
EBITDA                                  $    29,679         $    31,696          $    35,867          $    35,299        $   132,541

Earnings per share:
   Basic                                $      0.22         $      0.25          $      0.30          $      0.27        $      1.04
   Diluted                              $      0.22         $      0.25          $      0.30          $      0.27        $      1.04

Weighted-average shares
 outstanding
   Basic                                 54,807,482          54,807,482           54,675,353           63,864,382         57,057,014
   Diluted                               54,982,635          54,982,635           54,850,506           64,185,316         57,268,912

Common stock price per share:
 (1)
   High                                           -                   -                    -          $     19.38        $     19.38
   Low                                            -                   -                    -          $     12.50        $     12.50
   Close                                          -                   -                    -          $     17.19        $     17.19

             1998
-------------------------------
Revenue                                 $    69,195         $    62,058          $    78,571          $   129,658        $   339,482
Operating income                             17,988              14,973               19,577               26,824             79,362
Net Income                                    7,657               6,192                8,790               12,976             35,615
EBITDA                                  $    21,782         $    18,461          $    23,213          $    30,753        $    94,209

Earnings per share:
   Basic                                $      0.15         $      0.12          $      0.16          $      0.24        $      0.67
   Diluted                              $      0.15         $      0.11          $      0.16          $      0.24        $      0.66

Weighted-average shares
 outstanding
   Basic                                 50,543,100          53,808,988           54,807,482           54,807,482         53,507,051
   Diluted                               50,718,252          53,984,141           54,982,635           54,982,635         53,682,204

Common stock price per share:
 (1)
   High                                           -                   -                    -                    -                  -
   Low                                            -                   -                    -                    -                  -
   Close                                          -                   -                    -                    -                  -

(1) Prior to October 1, 1999, there was no public market for the common stock.