Form 10-Q
period 2000-03-31
BLACKROCK INC /NY
filed 2000-05-12
CIK 1060021

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from                 to                    .
                               ---------------   -------------------
Commission file number 001-15305

                                 BlackRock, Inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    51-038-0803
     --------------------                              -----------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


                       345 Park Avenue, New York, NY 10154
                       -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 754-5560
                                 --------------
              (Registrant's telephone number, including area code)


                  -------------------------------------------
          (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes         X                      No
                         ----------------


         As of May 5, 2000, there were 9,001,419 shares of the registrant's class A common stock issued and outstanding and 54,864,382 shares of the registrant's class B common stock issued and outstanding.

                           BlackRock, Inc.
                         Index to Form 10-Q

                               PART I

                        FINANCIAL INFORMATION

                                                                            Page
Item 1.     Financial Statements

               Consolidated Statements of Financial Condition               3

               Consolidated Statements of Income                            4

               Consolidated Statements of Cash Flows                        5

               Notes to Consolidated Financial Statements                   6

Item 2.     Management's Discussion and Analysis of Financial

                 Condition and Results of Operations                        8


                               PART II

                          OTHER INFORMATION


Item 1.     Legal Proceedings                                              17

Item 4.     Submission of Matters to a Vote of Security Holders            17

Item 5.     Other Information                                              18

Item 6.     Exhibits and Reports on Form 8-K                               18

PART I - FINANCIAL INFORMATION
   Item 1.  Financial Statements

                             BlackRock, Inc.
             Consolidated Statements of Financial Condition
                      (Dollar amounts in thousands)
                               (unaudited)


                                                                                  March 31,       December 31,
                                                                                    2000             1999
                                                                                  ---------       ------------
Assets
Cash and cash equivalents                                                          $ 88,670         $157,129
Accounts receivable                                                                  71,522           63,726
Investments, available for sale (cost: $2,445 and $2,486, respectively)               2,196            2,255
Property and equipment, net                                                          26,087           22,677
Goodwill (net of accumulated amortization
    of $49,028 and $46,615, respectively)                                           191,844          194,257
Receivable from affiliates                                                              946            2,111
Other assets                                                                          7,165            5,427
                                                                                   --------         --------
    Total assets                                                                   $388,430         $447,582
                                                                                   ========         ========
Liabilities and stockholders' equity
Note and loan payable to affiliates                                                $      -          $28,200
Accrued compensation                                                                 38,800           90,350
Accounts payable and accrued liabilities
    Affiliate                                                                        37,633           33,476
    Other                                                                            10,455           10,474
Accrued interest payable to affiliates                                                    -              705
Other liabilities                                                                     1,536            3,851
                                                                                   --------         --------
    Total liabilities                                                                88,424          167,056
                                                                                   --------         --------
Stockholders' equity
Common stock, class A, $0.01 par value, 250,000,000 shares authorized and
   9,000,000 shares outstanding                                                          90               90
Common stock, class B, $0.01 par value, 100,000,000 shares authorized and
   54,864,382 shares outstanding                                                        549              549
Additional paid-in capital                                                          169,716          169,554
Retained earnings                                                                   131,900          112,703
Unearned compensation                                                                (1,990)          (2,139)
Accumulated other comprehensive loss                                                   (259)            (231)
                                                                                   --------         --------
    Total stockholders' equity                                                      300,006          280,526
                                                                                   --------         --------

Total liabilities and stockholders' equity                                         $388,430         $447,582
                                                                                   ========         ========

See accompanying notes to consolidated financial statements.

                                             BlackRock,Inc.
                                    Consolidated Statements of Income
                            (Dollar amounts in thousands, except share data)
                                               (unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                             2000               1999
                                                                       ----------------   ----------------
Revenue
Investment advisory and administration fees
     Mutual funds                                                       $ 59,100                 $ 48,514
     Separate accounts                                                    42,770                   35,366
     BAI                                                                       -                   (1,440)
Other income
     Affiliate                                                             1,250                    1,250
     Other                                                                 4,940                    4,185
                                                                        --------                 --------
Total revenue                                                            108,060                   87,875
                                                                        --------                 --------
Expense
Employee compensation and benefits                                        40,670                   33,232
BAI incentive compensation                                                     -                   (1,378)
Fund administration and servicing costs - affiliates                      19,759                   17,976
General and administration
     Affiliate                                                               814                    1,320
     Other                                                                12,286                   10,605
Amortization of goodwill                                                   2,413                    2,414
                                                                        --------                 --------
Total expense                                                             75,942                   64,169
                                                                        --------                 --------

Operating income                                                          32,118                   23,706

Non-operating income (expense)
Interest and dividend income                                               1,050                      618
Interest expense - affiliates                                               (353)                  (3,670)
                                                                        --------                 --------
Total non-operating income (expense)                                         697                   (3,052)
                                                                        --------                 --------

Income before income taxes                                                32,815                   20,654
Income taxes                                                              13,618                    8,436
                                                                        --------                 --------
Net income                                                               $19,197                  $12,218
                                                                        ========                 ========
Earnings per share
     Basic                                                                 $0.30                    $0.22
     Diluted                                                               $0.30                    $0.22

Weighted-average shares outstanding
     Basic                                                            63,864,382               54,807,482
     Diluted                                                          64,342,592               54,982,635

See accompanying notes to consolidated financial statements.

                             BlackRock, Inc.
                  Consolidated Statements of Cash Flows
                      (Dollar amounts in thousands)
                               (unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                           ----------------------
                                                                              2000        1999
                                                                           ----------  ----------
Cash flows from operating activities
Net income                                                                  $19,197      $12,218
Adjustments to reconcile net income to net cash used in
 operating activities:
      Depreciation and amortization                                           4,633        5,355
      Amortization of discount on issuance of class B common stock              149           --
      Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                         (7,796)       5,650
          Decrease (increase) in receivable from affiliates                   1,165       (2,237)
          Increase in other assets                                           (1,738)      (1,449)
          Decrease in accrued compensation                                  (51,550)     (38,643)
          Increase in accounts payable and accrued liabilities                4,138        5,966
          (Decrease) increase in accrued interest payable to affiliates        (705)           2
          Decrease in other liabilities                                      (2,315)      (1,948)
                                                                           --------     --------
Cash used in operating activities                                           (34,822)     (15,086)

Cash flows from investing activities
Purchase of property and equipment                                           (5,630)      (4,930)
Sale (purchase) of investments                                                   41       (1,995)
                                                                           --------     --------
Cash used in investing activities                                            (5,589)      (6,925)

Cash flows from financing activities
Repayment of note and loan payable to affiliates                            (28,200)     (18,800)
Additional proceeds received from issuance of class A common stock              222           --
Expenses related to issuance of class A common stock                            (60)          --
                                                                           --------     --------
Cash used in financing activities                                           (28,038)     (18,800)
                                                                           --------     --------

Effect of exchange rate changes on cash and cash equivalents                    (10)          --
                                                                           --------     --------

Net decrease in cash and cash equivalents                                   (68,459)     (40,811)
Cash and cash equivalents, beginning of period                              157,129      113,450
                                                                           --------     --------
Cash and cash equivalents, end of period                                    $88,670      $72,639
                                                                           ========     ========
Supplemental disclosures
Cash paid for interest                                                       $1,058       $2,318
                                                                           ========     ========
Cash paid for income taxes                                                      $88       $2,906
                                                                           ========     ========

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
                  Notes to Consolidated Financial Statements
                    Quarter Ended March 31, 2000 and 1999
               (Dollar amounts in thousands, except share data)
                                  (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

         The consolidated interim financial statements of BlackRock, Inc. and its subsidiaries ("BlackRock" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year's results.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Reclassification of Prior Period's Statements

         Certain items previously reported have been reclassified to conform with the current year's presentation.

Recent Accounting Pronouncement

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has adopted SAB No. 101 as required in the first quarter of 2000. The adoption of SAB No. 101 has not had a material effect on the Company's consolidated results of operations and financial position.


2.   Note and Loan Payable to Affiliates

         On February 29, 2000, the Company repaid $28.2 million on the unsecured note with B.P. Partners, L.P., an entity comprised of former partners of BlackRock Financial Management, Inc. ("BFM"), who received deferred notes on February 28, 1995 as part of the purchase price for BFM.

3.   Comprehensive income

                                                                     Three months ended
                                                                          March 31,
                                                                ----------------------------
                                                                    2000           1999
                                                                -------------   ------------
Net income                                                           $19,197        $12,218
Accumulated other comprehensive loss:
   Unrealized loss from investments, available for sale, net            (249)             -
   Foreign currency translation loss                                     (10)             -
                                                                -------------   ------------
Comprehensive income                                                 $18,938        $12,218
                                                                =============   ============

4.   Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                            Three months ended
                                                                                 March 31,
                                                                    -----------------------------------
                                                                         2000                1999
                                                                    ----------------    ---------------
Net income                                                                  $19,197            $12,218
                                                                    ----------------    ---------------

Basic weighted-average shares outstanding                                63,864,382         54,807,482

   Dilutive potential shares from forward sales                             175,153            175,153
   Dilutive potential shares from stock options                             303,057                  -

                                                                    ----------------    ---------------
Dilutive weighted-average shares outstanding                             64,342,592         54,982,635
                                                                    ================    ===============

Basic earnings per share                                                      $0.30              $0.22
                                                                    ================    ===============

Diluted earnings per share                                                    $0.30              $0.22
                                                                    ================    ===============


     Net income per common share is computed using the weighted-average number of common and common equivalent shares outstanding. Common and common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 98, "Earnings per share," common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the options' exercise price of $14.00.

5.   Subsequent Events

     On May 3, 2000, BlackRock signed a lease with 40 East 52nd Street L.P. for approximately 171,000 square feet of office space at 40 East 52nd Street, New York, New York. This location will house BlackRock's corporate headquarters and will accommodate all of BlackRock's current New York City based operations. The lease initially covers 19,000 square feet and provides for an additional 152,000 square feet commencing on or about September 1, 2001. The lease will terminate on February 28, 2017. Total rent payments over the lease term will approximate $138 million. The 152,000 square feet of new space will be placed in service in early 2002 consistent with the termination of all other New York City leaseholds on February 28, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     BlackRock, Inc., a Delaware corporation (together with its subsidiaries "BlackRock" or the "Company"), is one of the 30 largest investment management firms in the United States with approximately $172.6 billion of assets under management at March 31, 2000. BlackRock is a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. ("PNC"), one of the largest diversified financial services companies in the United States engaged in traditional banking, secured finance, asset management and mortgage banking activities. PNC acquired BlackRock in 1995 and consolidated a substantial part of PNC's asset management businesses under the BlackRock name in 1998. On October 1, 1999, BlackRock offered 9 million shares of class A common stock in an initial public offering ("IPO"). As of March 31, 2000, PNC owns 70%, the public owns 14% and BlackRock employees own 16% of BlackRock.

     The following table summarizes BlackRock's operating performance for the three months ended March 31, 2000 and March 31, 1999:

                                         BlackRock, Inc.
                                      Financial Highlights
                               ($ in thousands, except share data)
                                           (unaudited)

                                            Three months ended
                                                  March 31,                    Change
                                        ------------------------------- -------------------------
                                            2000            1999           Amount         %
                                        -------------- ---------------  ------------- -----------

Total revenue                                $108,060         $87,875        $20,185        23.0%
Total expense                                 $75,942         $64,169        $11,773        18.3
Operating income                              $32,118         $23,706         $8,412        35.5
Net income                                    $19,197         $12,218         $6,979        57.1
Diluted earnings per share                      $0.30           $0.22          $0.08        36.4
Diluted cash earnings per share (a)             $0.34           $0.27          $0.07        25.9
Average diluted shares outstanding         64,342,592      54,982,635      9,359,957        17.0
EBITDA (b)                                    $37,801         $29,679         $8,122        27.4
Operating margin (c)                            36.4%           33.9%

Assets under management ($ in millions)      $172,573        $140,226        $32,347        23.1%

(a) Net income plus goodwill amortization for the period divided by weighted average shares outstanding.
(b)  Earnings before interest, taxes, depreciation and amortization.
(c) Operating income divided by total revenue less fund administration and servicing costs - affiliates.

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

     BlackRock provides a variety of risk management services to insurance companies, finance companies, pension funds, REITs, commercial and mortgage banks, savings institutions and government agencies. The services range from consulting assignments to actual execution of hedging transactions on behalf of BlackRock's clients. The fees earned on risk management advisory engagements are recorded as other income.

         BlackRock Asset Investors ("BAI") was an alternative investment product created in 1994 in response to the opportunity that the Company perceived in the commercial real estate sector. Due to reduced opportunities to generate appropriate returns, BAI's Board of Trustees and shareholders approved management's recommendation in 1997 to liquidate the fund, which was completed on September 27, 1999. As a result of the liquidation, which involved the sale of BAI's assets, BAI generated an operating loss of $0.1 million for the three months ended March 31, 1999.

     Operating revenue primarily consists of investment advisory and administration fees earned on separate account and mutual fund assets under management and other income. Revenue associated with BAI, which was liquidated in 1999, is reported separately and is included in total revenue.

     Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, general and administration, and goodwill amortization. Employee compensation and benefit expense reflects salaries, deferred and incentive compensation, and related benefit costs. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds. BAI incentive compensation expense, which is reported separately and included in total expense, reflects compensation earned by investment advisory and other employees of BlackRock in accordance with various contractual and other arrangements with PNC and the fund. Goodwill at March 31, 2000 and 1999, was $191.8 million and $201.5 million, respectively, with amortization expense of approximately $2.4 million for the first quarter of 2000 and 1999. Substantially all of the goodwill resulted from PNC's acquisition of BlackRock Financial Management, L.P. ("BFM") on February 28, 1995.

Assets Under Management

     Assets under management ("AUM") increased $32.4 billion, or 23%, to $172.6 billion at March 31, 2000, compared with $140.2 billion at March 31, 1999. The growth in assets under management was attributable to increases of $24.9 billion in separate accounts and $7.5 billion in mutual fund assets. The increase in separate accounts was primarily due to net subscriptions in fixed income, liquidity and equity accounts of $14.0 billion, $5.1 billion and $3.3 billion, respectively. The increase in liquidity separate accounts was largely attributable to higher levels of cash collateral assets associated with securities lending activities. The growth in equity assets was primarily the result of increased business in the international sector generated by BlackRock's European equity team of approximately $3.0 billion for the three months ended March 31, 2000. The $7.5 billion increase in mutual fund assets primarily reflected net subscriptions totaling $5.2 billion and market appreciation of $2.3 billion. The rise in mutual fund assets was largely due to growth in the BlackRock Funds and Provident Institutional Funds, which increased $4.5 billion or 18% and $2.8 billion or 12%, including $2.1 billion and $2.8 billion in net subscriptions, respectively.

     For the three months ended March 31, 2000, net subscriptions represented 57% of the total increase in assets under management of $8.1 billion. Net subscriptions were $4.6 billion and $9.7 billion for the three months ended March 31, 2000 and 1999, respectively.


                                                               March 31,                      % Change
                                                    ----------------------------   ---------------------------
                                                       2000            1999          Amount         Percent
                                                    ------------   -------------   ------------   ------------
                                                            ($ in millions)                ($ in millions)
Separate Accounts
   Fixed income *                                       $79,825         $64,381        $15,444           24.0%
   Liquidity                                             19,110          13,975          5,135           36.7
   Equity                                                 6,414           2,121          4,293          202.4
                                                    ------------   -------------   ------------   ------------
   Subtotal                                            $105,349         $80,477        $24,872           30.9
                                                    ------------   -------------   ------------   ------------
Mutual Funds
   Fixed income                                          13,923          13,882             41            0.3
   Liquidity                                             36,862          33,536          3,326            9.9
   Equity                                                16,439          12,331          4,108           33.3
                                                    ------------   -------------   ------------   ------------
   Subtotal                                              67,224          59,749         $7,475           12.5
                                                    ------------   -------------   ------------   ------------
Total                                                  $172,573        $140,226        $32,347           23.1%
                                                    ============   =============   ============   ============

*Includes alternative investment products.

                                 BlackRock, Inc
                  Component Changes in Assets Under Management
                                   (unaudited)

     The following tables present the component changes in BlackRock's assets under management for the three months ended March 31, 2000 and 1999. The data reflects certain reclassifications between net subscriptions (redemptions) and market appreciation (depreciation) from amounts previously reported.

                                                        Three months ended
                                                             March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
                                                          ($ in millions)
Separate Accounts*
   Beginning assets under management                    $99,220         $69,112
   Net subscriptions                                      3,807          11,624
   Market appreciation (depreciation)                     2,322            (259)
                                                    ------------    ------------
   Ending assets under management                       105,349          80,477
                                                    ------------    ------------
Mutual Funds
   Beginning assets under management                     65,297          61,530
   Net subscriptions (redemptions)                          760          (1,906)
   Market appreciation                                    1,167             125
                                                    ------------    ------------
   Ending assets under management                        67,224          59,749
                                                    ------------    ------------
Total                                                  $172,573        $140,226
                                                    ============    ============

Net subscriptions                                        $4,567          $9,718
% of Change in AUM from net subscriptions                 56.7%          101.4%

*Includes alternative investment products.

                                 BlackRock, Inc.
                             Assets Under Management
                                 Quarterly Trend
                                 ($ in millions)
                                   (unaudited)

                                                                            Quarter ended
                                     -----------------------------------------------------------------------------------------
                                                                        1999                                        2000
                                     ------------------------------------------------------------------------ ----------------
                                         March 31           June 30         September 30      December 31        March 31
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Separate Accounts
Fixed Income*
Beginning assets under management             $52,869            $64,381           $68,286           $69,266          $75,206
Net subscriptions                              11,816              4,509               886             6,106            2,541
Market appreciation (depreciation)               (304)              (604)               94              (166)           2,078
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Ending assets under management                 64,381             68,286            69,266            75,206           79,825
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Liquidity
Beginning assets under management              13,826             13,975            12,362            17,310           20,934
Net subscriptions (redemptions)                   152             (1,626)            4,933             3,602           (1,847)
Market appreciation (depreciation)                 (3)                13                15                22               23
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Ending assets under management                 13,975             12,362            17,310            20,934           19,110
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Equity
Beginning assets under management               2,417              2,121             2,353             2,454            3,080
Net subscriptions (redemptions)                  (344)                20                94                35            3,113
Market appreciation                                48                212                 7               591              221
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Ending assets under management                  2,121              2,353             2,454             3,080            6,414
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Total Separate Accounts
Beginning assets under management              69,112             80,477            83,001            89,030           99,220
Net subscriptions                              11,624              2,903             5,913             9,743            3,807
Market appreciation (depreciation)               (259)              (379)              116               447            2,322
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Ending assets under management                $80,477            $83,001           $89,030           $99,220         $105,349
                                     =================  ================= ================= ================= ================

Mutual Funds
BlackRock Funds
Beginning assets under management             $24,231            $24,757           $25,255           $24,453          $27,339
Net subscriptions (redemptions)                   313               (259)             (172)            1,577              994
Market appreciation (depreciation)                213                757              (630)            1,309              947
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Ending assets under management                 24,757             25,255            24,453            27,339           29,280
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Provident Institutional Funds (PIF)
Beginning assets under management              25,368             22,978            21,578            22,387           25,554
Net subscriptions (redemptions)                (2,390)            (1,400)              809             3,167              201
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Ending assets under management                 22,978             21,578            22,387            25,554           25,755
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Closed End
Beginning assets under management               7,756              7,668             7,507             7,579            7,340
Net subscriptions (redemptions)                     -                 (1)              121              (130)               -
Market appreciation (depreciation)                (88)              (160)              (49)             (109)             220
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Ending assets under management                  7,668              7,507             7,579             7,340            7,560
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Short Term Investment Funds (STIF)
Beginning assets under management               4,175              4,346             4,460             4,653            5,064
Net subscriptions (redemptions)                   171                114               193               411             (435)
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Ending assets under management                  4,346              4,460             4,653             5,064            4,629
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Total Mutual Funds
Beginning assets under management              61,530             59,749            58,800            59,072           65,297
Net subscriptions (redemptions)                (1,906)            (1,546)              951             5,025              760
Market appreciation (depreciation)                125                597              (679)            1,200            1,167
                                     -----------------  ----------------- ----------------- ----------------- ----------------
Ending assets under management                $59,749            $58,800           $59,072           $65,297          $67,224
                                     =================  ================= ================= ================= ================

*Includes alternative investment products.

Operating Results For The Three Months Ended March 31, 2000 Compared With The Three Months Ended March 31, 1999.

Revenue

         Total revenue for the three months ended March 31, 2000 increased $20.2 million or 23% to $108.1 million compared with the three months ended March 31, 1999. Investment advisory and administration fees increased $19.4 million or 24% to $101.9 million for the three months ended March 31, 2000, compared with the three months ended March 31, 1999. The growth in investment advisory and administration fees was primarily due to increases in assets under management, which totaled $172.6 billion at March 31, 2000, a 23% increase compared with March 31, 1999.

                                                            Three months ended
                                                                   March 31,                         Change
                                                          ------------------------  -------------------------------------
                                                             2000         1999              Amount            Percent
                                                          -----------  -----------  ----------------------- -------------
                                                             ( $ in thousands)         ($ in thousands)

Investment advisory and administration fees:
   Mutual funds                                              $59,100      $48,514                  $10,586          21.8%
   Separate accounts                                          42,770       35,366                    7,404          20.9
   BAI revenue                                                     -       (1,440)                   1,440           NM
                                                          -----------  -----------  ----------------------- -------------
Total investment advisory and administration fees:           101,870       82,440                   19,430          23.6
   Other income                                                6,190        5,435                      755          13.9
                                                          -----------  -----------  ----------------------- -------------
Total revenue                                               $108,060      $87,875                  $20,185          23.0%
                                                          ===========  ===========  ======================= =============

NM-Not meaningful

         Mutual fund advisory and administration fees increased $10.6 million or 22% to $59.1 million for the three months ended March 31, 2000 compared with the three months ended March 31, 1999, primarily due to a $4.5 billion and $2.8 billion increase in assets under management in the BlackRock Funds and the Provident Institutional Funds, respectively. Separate account advisory fees increased $7.4 million or 21%, primarily due to a $24.9 billion or 31% increase in assets under management (202% in equity assets, 37% in liquidity assets, and 24% in fixed income assets). The $1.4 million change in BAI advisory fees was due to the discontinuance of any further business activity together with reversals of previously accrued performance fees associated with the fund's liquidation in 1999. Other income increased $0.8 million or 14% due to new risk management advisory engagements.

Expense

         Total expense increased $11.8 million to $75.9 million for the three months ended March 31, 2000, compared with $64.2 million for the three months ended March 31, 1999. The change was primarily the result of increases in employee compensation and benefits, fund administration and servicing costs-affiliates and general and administration expenses.

                                                             Three months ended
                                                                   March 31,                        Change
                                                          --------------------------  -------------------------------
                                                             2000          1999             Amount          Percent
                                                          ------------  ------------  -------------------- ----------
                                                              ( $ in thousands)        ($ in thousands)
Employee compensation and benefits                            $40,670       $33,232                $7,438       22.4%
BAI incentive compensation                                          -        (1,378)                1,378         NM
Fund administration and servicing costs-affiliates             19,759        17,976                 1,783        9.9
General and administration                                     13,100        11,925                 1,175        9.9
Amortization of goodwill                                        2,413         2,414                    (1)        -
                                                          ------------  ------------  -------------------- ----------
   Total expense                                              $75,942       $64,169               $11,773       18.3%
                                                          ============  ============  ==================== ==========

NM-Not meaningful

         Employee compensation and benefits increased $7.4 million due to additional expenses of $5.7 million related to salary and benefits and $1.7 million for incentive compensation primarily based on operating profit growth. Salary and benefit cost increases were the result of an 18% increase in full-time employees to support business growth. The change in BAI incentive compensation was due to the discontinuance of any further business activity together with reversals of previously accrued incentive compensation in the three month period ended March 31, 1999 associated with the fund's liquidation. Fund administration and servicing costs-affiliates increased $1.8 million due to higher levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $1.2 million primarily due to a $1.1 million increase in marketing and promotional costs associated with the BlackRock Funds.

Operating Income and Net Income

         Operating income was $32.1 million for the three months ended March 31, 2000, representing an $8.4 million or 35.5% increase compared with the three months ended March 31, 1999. Non-operating income increased $3.8 million to $0.7 million for the three months ended March 31, 2000 as compared with $3.1 million of non-operating expense for the three months ended March 31, 1999. The significant improvement largely reflects reduced interest expense due to the repayment of $178.2 million in debt since March 31, 1999 of which approximately $115 million represented net proceeds from the IPO. Income tax expense was $13.6 million and $8.4 million representing effective tax rates of 41.5% and 40.8% for the three months ended March 31, 2000 and 1999, respectively. Net income totaled $19.2 million for the three months ended March 31, 2000 compared with $12.2 million for the three months ended March 31, 1999, representing an increase of 57.1%.

Liquidity and Capital Resources

         BlackRock's business is not capital intensive. BlackRock has historically met its working capital requirements through cash generated by its operating activities and borrowings from PNC Bank, N.A. ("PNC Bank") under a $175.0 million revolving credit facility. Cash used in operating activities totaled $34.8 million and $15.1 million for the three months ended March 31, 2000 and 1999, respectively. The cash used in operating activities for the three month period ended March 31, 2000 was primarily due to incentive compensation paid during the quarter partially offset by $19.2 million in net income.

         Net cash used in investing activities was $5.6 million and $6.9 million for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures for computer hardware, furniture and equipment and leasehold improvements were $5.6 million and $4.9 million for the three months ended March 31, 2000 and 1999, respectively.

         Net cash used in financing activities was $28.0 million and $18.8 million for the three months ended March 31, 2000 and 1999, respectively. Debt repayments totaled $28.2 million and $18.8 million for the three months ended March 31, 2000 and 1999, respectively.

         Total capital at March 31, 2000 was $300.0 million and was comprised solely of stockholders' equity.

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

Forward-Looking Statements

         This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by words or phrases such as "believe," "expect" "anticipate," "intend," "estimate," "position," and variations of such words and similar expressions, or future or conditional verbs such as "will", "would," "should," "could," "may" or similar expressions. BlackRock cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and BlackRock assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements.

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

         Reference is made to BlackRock's 1999 Annual Report on Form 10-K and subsequent reports filed with the Securities and Exchange Commission which identify additional factors that can affect forward-looking statements.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         On April 17, 2000, the U.S. Attorney's Office for the District of Columbia filed with the U.S. District Court for the District of Columbia a notice of election to decline to intervene in the civil lawsuit brought by Ervin & Associates pursuant to the federal False Claims Act, which named BlackRock Capital Finance, L.P. as a defendant, along with other entities. Under the False Claims Act, a private party may unilaterally initiate a lawsuit by filing a complaint in the name of the United States, and the U.S. Department of Justice must determine whether to elect to intervene and assume primary responsibility for litigating the case. Despite the election by the government not to intervene in this case, Ervin may continue the litigation without the government's direct participation. Ervin's complaint alleges that BlackRock Capital Finance entered into a financial advisory subcontract with an advisor to the U.S. Department of Housing and Urban Development in connection with its auctioning of notes. The complaint alleges that approximately $4.7 billion of government-owned notes were improperly directed to BlackRock Capital Finance and its various bidding partners for prices that were below those which could have been obtained for the notes in a full and fair competition. The complaint further alleges that BlackRock Capital Finance was given inside information relating to certain of the note sales in which BlackRock Capital Finance was bidding. As a result of the alleged scheme, according to the complaint, BlackRock Capital Finance and its bidding partners purportedly were awarded 62% of the loans purchased in nine loan auctions conducted by a certain financial advisor to HUD, and 96% of the $1.98 billion in non-performing single family notes sold in the auctions. The complaint does not state a monetary amount of damages. Under the False Claims Act, any damage award could be trebled. Although BlackRock cannot predict with certainty at this time whether Ervin will continue the litigation without the government's direct participation or the ultimate outcome of the litigation, BlackRock believes that the allegations in the complaint are without merit.


Item 4.           Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of BlackRock was held on May 1, 2000, for the purpose of electing three Class I directors.

         The three nominees were elected and the votes cast for and against/withheld were as follows:

                                              Aggregate Votes
                          ------------------------------------------------------
Nominee                              For                       Against/Withheld
-----------------------   ---------------------------     ----------------------

Laurence D. Fink                 276,355,021                        808,700

Frank T. Nickell                 276,904,991                        258,730

Thomas H. O'Brien                276,552,121                        611,600

         With respect to the above matter, holders of BlackRock's class A common stock, and class B common stock voted together as a single class. Holders of BlackRock's class A common stock are entitled to one vote per share. Holders of BlackRock's class B common stock are entitled to five votes per share.

Item 5.           Other Information

         On May 3, 2000, BlackRock signed a lease with 40 East 52nd Street L.P. for approximately 171,000 square feet of office space at 40 East 52nd Street, New York, New York. This location will house BlackRock's corporate headquarters and will accommodate all of BlackRock's current New York City based operations. The lease initially covers 19,000 square feet and provides for an additional 152,000 square feet commencing on or about September 1, 2001. The lease will terminate on February 28, 2017. Total rent payments over the lease term will approximate $138 million. The 152,000 square feet of new space will be placed in service in early 2002 consistent with the termination of all other New York City leaseholds on February 28, 2002.


Item 6.           Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  Exhibit No.     Description
                  -----------     -----------

                  10.1 Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

                  27.1            Financial data schedule

             (b)  Reports on Form 8-K

                  Since December 31, 1999, the Company has filed the following Current Reports on Form 8-K:

                  Form 8-K dated as of April 11, 2000, reporting the Company's results of operations for the three months ended March 31, 2000, filed pursuant to Item 5.

                  Form 8-K dated as of January 13, 2000, reporting the Company's results of operations for the year ended December 31, 1999, filed pursuant to Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BLACKROCK, INC.
                                                 (Registrant)


Date:    May 12, 2000                            By:  /s/ Paul L. Audet
                                                      -----------------------
                                                      Paul L. Audet
                                                      Managing Director &
                                                      Chief Financial Officer