Form 10-Q
period 2000-06-30
BLACKROCK INC /NY
filed 2000-08-11
CIK 1060021

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________.

Commission file number   001-15305


                                BlackRock, Inc.
                                ---------------
            (Exact name of registrant as specified in its charter)


              Delaware                                           51-038-0803
              --------                                           -----------
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


                         ____________________________
         (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X      No ___
                               ---

         As of August 10, 2000, there were 9,002,841 shares of the registrant's class A common stock issued and outstanding and 54,886,382 shares of the registrant's class B common stock issued and outstanding.

                                BlackRock, Inc.
                              Index to Form 10-Q

                                    PART I

                             FINANCIAL INFORMATION

                                                                         Page

Item 1.   Financial Statements

              Consolidated Statements of Financial Condition               1

              Consolidated Statements of Income                            2

              Consolidated Statements of Cash Flows                        3

              Notes to Consolidated Financial Statements                   4

Item 2.   Management's Discussion and Analysis of Financial

              Condition and Results of Operations                          9


                                    PART II

                               OTHER INFORMATION

Item 1    Legal Proceedings                                               20


Item 6.   Exhibits and Reports on Form 8-K                                20

PART I - FINANCIAL INFORMATION
   Item 1.  Financial Statements

                                BlackRock, Inc.
                Consolidated Statements of Financial Condition
                         (Dollar amounts in thousands)


                                                                              June 30,        December 31,
                                                                                2000             1999
                                                                           -------------    --------------
                                                                            (unaudited)
Assets
Cash and cash equivalents                                                  $     116,633    $      157,129
Accounts receivable                                                               71,024            63,726
Investments, available for sale (cost: $10,141 and $2,486, respectively)          10,004             2,255
Property and equipment, net                                                       28,661            22,677
Intangible assets, net                                                           197,370           194,257
Receivable from affiliates                                                         1,225             2,111
Other assets                                                                       8,812             5,427
                                                                           -------------    --------------
    Total assets                                                           $     433,729    $      447,582
                                                                           =============    ==============

Liabilities and stockholders' equity
Note payable to affiliate                                                  $          --      $     28,200
Accrued compensation                                                              63,950            90,350
Accounts payable and accrued liabilities
    Affiliate                                                                     30,404            33,476
    Other                                                                          9,357            10,474
Accrued interest payable to affiliates                                                --               705
Acquired management contract obligation                                            8,040                --
Other liabilities                                                                    791             3,851
                                                                           -------------    --------------
    Total liabilities                                                            112,542           167,056
                                                                           -------------    --------------

Stockholders' equity
Common stock, class A, $0.01 par value, 250,000,000 shares authorized
    and 9,001,419 and 9,000,000 shares outstanding, respectively                      90                90
Common stock, class B, $0.01 par value, 100,000,000 shares authorized
    and 54,864,382 shares outstanding                                                549               549
Additional paid-in capital                                                       169,714           169,554
Retained earnings                                                                152,757           112,703
Unearned compensation                                                             (1,840)           (2,139)
Accumulated other comprehensive loss                                                 (83)             (231)
                                                                           -------------    --------------
    Total stockholders' equity                                                   321,187           280,526
                                                                           -------------    --------------

Total liabilities and stockholders' equity                                 $     433,729    $      447,582
                                                                           =============    ==============

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
                       Consolidated Statements of Income
               (Dollar amounts in thousands, except share data)
                                  (unaudited)

                                                                 Three months ended            Six months ended
                                                                       June 30,                   June 30,
                                                               ----------------------      ----------------------
                                                                   2000       1999            2000        1999
                                                               ----------  ----------      ----------  ----------
Revenue
Investment advisory and administration fees
     Mutual funds                                                  56,228      51,123         115,328      99,637
     Separate accounts                                             51,204      35,968          93,974      71,334
     BAI                                                               --        (614)             --      (2,054)
Other income
     Affiliate                                                      1,250       1,250           2,500       2,500
     Other                                                          3,889       4,490           8,829       8,675
                                                               ----------  ----------      ----------  ----------
Total revenue                                                     112,571      92,217         220,631     180,092
                                                               ----------  ----------      ----------  ----------

Expense
Employee compensation and benefits                                 42,680      32,731          83,350      65,963
BAI incentive compensation                                             --        (115)             --      (1,493)
Fund administration and servicing costs - affiliates               18,450      18,359          38,209      36,335
General and administration
     Affiliate                                                      1,314       1,246           2,503       2,566
     Other                                                         13,291      10,663          25,202      21,268
Amortization of intangible assets                                   2,514       2,413           4,927       4,827
                                                               ----------  ----------      ----------  ----------
Total expense                                                      78,249      65,297         154,191     129,466
                                                               ----------  ----------      ----------  ----------

Operating income                                                   34,322      26,920          66,440      50,626

Non-operating income (expense)
Interest and dividend income                                        1,417         675           2,467       1,293
Interest expense                                                      (86)     (3,451)           (439)     (7,121)
                                                               ----------  ----------      ----------  ----------
Total non-operating income (expense)                                1,331      (2,776)          2,028      (5,828)
                                                               ----------  ----------      ----------  ----------

Income before income taxes                                         35,653      24,144          68,468      44,798
Income taxes                                                       14,796      10,377          28,414      18,813
                                                               ----------  ----------      ----------  ----------
Net income                                                         20,857      13,767          40,054      25,985
                                                               ==========  ==========      ==========  ==========

Earnings per share
     Basic                                                       $   0.33    $   0.25        $   0.63    $   0.47
     Diluted                                                     $   0.32    $   0.25        $   0.62    $   0.47

Weighted-average shares outstanding
     Basic                                                     63,865,770  54,807,482      63,865,076  54,807,482
     Diluted                                                   64,492,447  54,982,635      64,423,376  54,982,635

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)


                                                                                             Six months ended
                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                           2000              1999
                                                                                        ---------         ---------
Cash flows from operating activities
Net income                                                                              $  40,054         $  25,985
Adjustments to reconcile net income to net cash used in
operating activities:
      Depreciation and amortization                                                         9,535             9,456
      Amortization of discount on issuance of class B common stock                            299              --
      Shares issued under the Nonemployee Directors Stock Compensation Plan                    29              --
      Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                                       (7,298)            4,198
          Decrease (increase) in receivable from affiliates                                   886              (981)
          Increase in other assets                                                         (3,385)           (3,423)
          Decrease in accrued compensation                                                (26,400)          (19,864)
          (Decrease) increase in accounts payable and accrued liabilities                  (4,189)            2,496
          Decrease in accrued interest payable to affiliates                                 (705)             (470)
          Decrease in other liabilities                                                    (3,060)           (1,781)
                                                                                        ---------         ---------
Cash provided by operating activities                                                       5,766            15,616

Cash flows from investing activities
Purchase of property and equipment                                                        (10,592)           (9,114)
(Purchase) sale of investments                                                             (7,575)              110
                                                                                        ---------         ---------
Cash used in investing activities                                                         (18,167)           (9,004)

Cash flows from financing activities
Repayment of note and loan payable to affiliates                                          (28,200)          (43,800)
Additional proceeds received from issuance of class A common stock                            222              --
Expenses related to issuance of class A common stock                                          (91)             --
                                                                                        ---------         ---------
Cash used in financing activities                                                         (28,069)          (43,800)
                                                                                        ---------         ---------

Effect of exchange rate changes on cash and cash equivalents                                  (26)             --
                                                                                        ---------         ---------

Net decrease in cash and cash equivalents                                                 (40,496)          (37,188)
Cash and cash equivalents, beginning of period                                            157,129           113,450
                                                                                        ---------         ---------
Cash and cash equivalents, end of period                                                $ 116,633         $  76,262
                                                                                        =========         =========

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
                  Notes to Consolidated Financial Statements
                     Quarter Ended June 30, 2000 and 1999
               (Dollar amounts in thousands, except share data)
                                  (unaudited)

1.   Significant Accounting Policies

Basis of Presentation

          The consolidated interim financial statements of BlackRock, Inc. and its subsidiaries ("BlackRock" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year's results.

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Intangible Assets

          Intangible assets are comprised of goodwill and management contract acquired. Goodwill is amortized on a straight-line basis over their estimated useful lives of twenty-five years. Management contract acquired is amortized in proportion to and over the period of contract revenue. This period is estimated to be ten years. The Company continually evaluates the carrying value of intangible assets. Any impairment would be recognized when the future operating cash flows derived from such intangible assets is less than their carrying value. In such instances, impairment, if any, is measured on a discounted future cash flow basis.

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

2.   Property and Equipment

          Property and equipment consists of the following:

                                           June 30,   December 31,
                                           -----------------------
                                             2000         1999
                                           -------       -------

Equipment and Computer Software            $31,353       $26,778
Leasehold improvements                       7,501         7,454
Furniture and fixtures                       7,106         6,893
Land                                         3,564         3,564
Construction in progress                     5,748          --
                                           -------       -------
                                            55,272        44,689
                                           -------       -------

Less accumulated depreciation               26,611        22,012
                                           -------       -------
Property and equipment, net                $28,661       $22,677
                                           =======       =======


          Depreciation expense was approximately $2,388 and $1,688 for the three months ended June 30, 2000 and 1999, respectively and $4,608 and $4,629 for the six months ended June 30, 2000 and 1999, respectively.

          During the fourth quarter of 1999, the Company purchased land in Wilmington, Delaware for $3,564 and is presently constructing an 84,000 square foot office building at an estimated cost of approximately $20,000.

          Construction in progress reflects expenditures on capital projects located in Wilmington, Delaware and New York City, New York.

3.   Intangible Assets

          a)   Goodwill

                  The consolidated financial statements reflect the results of operations of BlackRock Financial Management, LP ("BFM") and BFM Advisory LP, which were acquired by The PNC Financial Services Group, Inc. on February 28, 1995. Goodwill recognized at acquisition approximated $240,000 and is being amortized by the straight-line method over 25 years.

          b)   Management Contract Acquired

                  On May 15, 2000, BlackRock entered into a contract in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT. This agreement assigns the managerial rights and duties of CORE Cap, Inc.'s former manager to BlackRock for consideration in the amount of $12,500 to be paid by BlackRock over a ten-year period. The present value of the acquired contract using an imputed interest rate of 10 percent is $8,040. This amount is recorded as an intangible asset and is being amortized over ten years.

4.   Note and Loan Payable to Affiliates

                  On February 29, 2000, the Company paid the remaining balance of $28,200 on the unsecured note with B.P. Partners, L.P., an entity comprised of former partners of BFM, who received deferred notes on February 28, 1995 as part of the purchase price for BFM.

5.   Commitments

          a)   Lease Commitments

                  The Company leases its primary office space under agreements which expire in 2017. Future minimum commitments under these operating leases, net of rental reimbursements of $1,831 through 2005 from a sublease arrangement, are as follows:

          2000                                      $  3,624
          2001                                         4,901
          2002                                         8,774
          2003                                         9,541
          2004                                         9,541
          Thereafter                                 114,693
                                                    --------
                                                    $151,074
                                                    ========

          In connection with certain lease agreements, the Company is responsible for escalation payments.

          Occupancy expense amounted to $2,181 and $1,911 for the three months ended June 30, 2000 and 1999, respectively and $4,414 and $3,843 for the six months ended June 30, 2000 and 1999, respectively.

          On May 3, 2000, BlackRock signed a lease with 40 East 52nd Street L.P. for approximately 171,000 square feet of office space at 40 East 52nd Street, New York, New York. This location will house BlackRock's corporate headquarters and will accommodate all of BlackRock's current New York City based operations. Under the lease, BlackRock will occupy approximately 19,000 square feet in July, 2000 with the remaining 152,000 square feet to commence on or about September 1, 2001. The lease will terminate on February 28, 2017. Total rent payments over the lease term will approximate $138,000. The 152,000 square feet of new space will be placed in service in early 2002 consistent with the termination of all other New York City leaseholds on February 28, 2002.

          b)   Acquired Management Contract Obligation

          In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8,040 liability using an imputed interest rate of 10 percent. At June 30, 2000, the future minimum commitment under the agreement is as follows:

         2001                                            $1,500
         2002                                             1,500
         2003                                             1,500
         2004                                             1,500
         2005                                             1,500
         Thereafter                                       5,000
                                                         ------
                                                         12,500
                                                         ------
         less:
         Imputed interest                                 4,460

                                                         ------
         Present value of Management Contract            $8,040
                                                         ======

6.   Comprehensive Income


                                                                             Three months ended      Six months ended
                                                                                  June 30,                June 30,
                                                                             -------------------    -------------------
                                                                               2000       1999        2000       1999
                                                                             --------   --------    --------   --------
Net income                                                                   $ 20,857   $ 13,767    $ 40,054   $ 25,985
Accumulated other comprehensive gain (loss):
   Unrealized gain (loss) from investments, available for sale, net               423        (99)        174        (99)

   Foreign currency translation loss                                              (16)        --         (26)        --
                                                                             --------   --------    --------   --------
Comprehensive income                                                         $ 21,264   $ 13,668    $ 40,202   $ 25,886
                                                                             ========   ========    ========   ========

7.   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three months ended            Six months ended
                                                             June 30,                    June 30,
                                                   -------------------------   ----------------------------
                                                       2000           1999          2000          1999
                                                   -----------   -----------   -----------   --------------
Net income                                         $    20,857   $    13,767   $    40,054   $       25,985
                                                   -----------   -----------   -----------   --------------

Basic weighted-average shares outstanding           63,865,770    54,807,482    63,865,076       54,807,482

Dilutive potential shares from forward sales           175,153       175,153       175,153          175,153

Dilutive potential shares from stock options           451,524            --       383,147               --
                                                   -----------   -----------   -----------   --------------
Dilutive weighted-average shares outstanding        64,492,447    54,982,635    64,423,376       54,982,635

Basic earnings per share                           $      0.33   $      0.25   $      0.63   $         0.47
                                                   ===========   ===========   ===========   ==============
Diluted earnings per share                         $      0.32   $      0.25   $      0.62   $         0.47
                                                   ===========   ===========   ===========   ==============

          Net income per common share is computed using the weighted-average number of common and common equivalent shares outstanding. Common and common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 98, "Earnings per share," common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the date of BlackRock's initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the options' exercise price of $14.00.

8.   Supplemental Statements of Cash Flows Information

          Supplemental disclosure of cash flow information:

                                           Six months ended
                                                June 30,
                                          2000           1999
                                        -----------------------
          Cash paid for interest         $ 1,058       $ 7,591
                                         =======       =======
          Cash paid for income taxes     $26,988       $16,889
                                         =======       =======


          Supplemental schedule of noncash transactions:

                                           Six months ended
                                                June 30,
                                          2000           1999
                                        -----------------------
          Acquired management contract   $8,040            --
                                         =======       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         BlackRock, Inc., a Delaware corporation (together with its subsidiaries "BlackRock" or the "Company"), is one of the 30 largest investment management firms in the United States with approximately $177.3 billion of assets under management at June 30, 2000. BlackRock is a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. ("PNC"), one of the largest diversified financial services organizations providing regional banking, corporate banking, real estate finance, asset-backed lending, asset management, global funds services and mortgage banking. PNC acquired BlackRock in 1995 and consolidated a substantial part of PNC's asset management businesses under the BlackRock name in 1998. On October 1, 1999, BlackRock offered 9 million shares of class A common stock in an initial public offering ("IPO"). As of June 30, 2000, PNC owns approximately 70%, the public owns approximately 14% and BlackRock employees own approximately 16% of BlackRock.

         The following table summarizes BlackRock's operating performance for the three months ended and six months ended June 30, 2000 and June 30, 1999:

                                BlackRock, Inc.
                             Financial Highlights
                      ($ in thousands, except share data)
                                  (unaudited)

                                             Three months ended
                                        ------------------------------
                                                  June 30,                     Variance
                                        ------------------------------  ----------------------
                                              2000           1999         Amount           %
                                        ------------------------------  ------------   -------
Total revenue                             $   112,571    $    92,217    $    20,354       22%
Total expense                             $    78,249    $    65,297    $    12,952       20%
Operating income                          $    34,322    $    26,920    $     7,402       27%
Net income                                $    20,857    $    13,767    $     7,090       51%
Diluted earnings per share                $      0.32    $      0.25    $      0.07       28%
Diluted cash earnings per share (a)       $      0.37    $      0.30    $      0.07       23%
Average diluted shares outstanding         64,492,447     54,982,635      9,509,812       17%
EBITDA (b)                                $    40,641    $    31,696    $     8,945       28%
Operating margin (c)                             36.5%          36.4%

Assets under management ($ in millions)   $   177,337    $   141,801    $    35,536       25%
                                              Six months ended
                                                  June 30,                     Variance
                                        ------------------------------  ----------------------
                                              2000           1999         Amount           %
                                        ------------------------------  ------------   -------
Total revenue                             $   220,631    $   180,092    $    40,539       23%
Total expense                             $   154,191    $   129,466    $    24,725       19%
Operating income                          $    66,440    $    50,626    $    15,814       31%
Net income                                $    40,054    $    25,985    $    14,069       54%
Diluted earnings per share                $      0.62    $      0.47    $      0.15       32%
Diluted cash earnings per share (a)       $      0.70    $      0.56    $      0.14       25%
Average diluted shares outstanding         64,423,376     54,982,635      9,440,741       17%

EBITDA (b)                                $    78,442    $    61,375    $    17,067       28%
Operating margin (c)                             36.4%          35.2%

Assets under management ($ in millions)   $   177,337    $   141,801    $    35,536       25%

(a) Net income plus amortization expense for the period divided by average diluted shares outstanding.
(b)  Earnings before interest, taxes, depreciation and amortization.
(c) Operating income divided by total revenue less fund administration and servicing costs - affiliates.

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

     BlackRock Asset Investors ("BAI") was an alternative investment product created in 1994 in response to the opportunity that the Company perceived in the commercial real estate sector. Due to reduced opportunities to generate appropriate returns, BAI's Board of Trustees and shareholders approved management's recommendation in 1997 to liquidate the fund, which was completed on September 27, 1999. As a result of the liquidation, which involved the sale of BAI's assets, BAI generated an operating loss of $0.5 million and $0.6 million for the three months and six months ended June 30, 1999, respectively.

     Operating revenue primarily consists of investment advisory and administration fees earned on separate account and mutual fund assets under management and other income. Revenue associated with BAI, which was liquidated in 1999, is reported separately and is included in total revenue.

     Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, general and administration, and amortization of intangible assets. Employee compensation and benefit expense reflects salaries, deferred and incentive compensation, and related benefit costs. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds. BAI incentive compensation expense, which is reported separately and included in total expense, reflects compensation earned by investment advisory and other employees of BlackRock in accordance with various contractual and other arrangements with PNC and the fund. Intangible assets at June 30, 2000 and December 31, 1999, was $197.4 million and $194.3 million, respectively, with amortization expense of approximately $2.5 million and $2.4 million for the three months ended June 30, 2000 and 1999, respectively and $4.9 million and $4.8 million for the six months ended June 30, 2000 and 1999, respectively. Intangible assets reflect PNC's acquisition of BlackRock Financial Management, L.P. ("BFM") on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT using a 10 percent imputed interest rate on May 15, 2000. This agreement assigns the managerial rights and duties of CORE Cap, Inc.'s external manager to BlackRock for consideration in the amount of $12.5 million to be paid by BlackRock over a ten-year period. The present value of the acquired contract is $8.0 million. This amount is recorded as an intangible asset and is being amortized over ten years.

Assets Under Management

     Assets under management ("AUM") increased $35.5 billion, or 25%, to $177.3 billion at June 30, 2000, compared with $141.8 billion at June 30, 1999. The growth in assets under management was attributable to increases of $28.7 billion in separate accounts and $6.9 billion in mutual fund assets. The increase in separate accounts was due to net subscriptions of $25.3 billion and market appreciation of $3.4 billion. Net subscriptions in fixed income, liquidity and equity accounts was $15.4 billion, $5.3 billion and $4.6 billion, respectively. Market appreciation was $2.7 billion and $.6 billion in fixed income and equity accounts, respectively. The rise in liquidity separate accounts was largely attributable to a $4.9 billion increase in cash collateral assets associated with client securities lending activities . The growth in equity assets was primarily the result of new business in the international sector, generated by BlackRock's European equity team, of approximately $5.0 billion. The $6.9 billion increase in mutual fund assets reflected net subscriptions totaling $6.0 billion and market appreciation of $.9 billion. The rise in mutual fund assets was largely due to net subscriptions in the BlackRock Funds and Provident Institutional Funds, which increased $3.0 billion or 12% and $4.0 billion or 19%, respectively.

                                                 June 30,                % Change
                                         -----------------------   ------------------------
                                            2000         1999        Amount       Percent
                                         ---------     ---------   ----------   -----------
                                              ($ in millions)            ($ in millions)
Separate Accounts
   Fixed income *                         $ 86,344     $ 68,286      $18,058         26.4%
   Liquidity                                17,707       12,362        5,345         43.2
   Equity                                    7,621        2,353        5,268        223.9
                                          --------     --------      -------      -------
   Subtotal                               $111,672     $ 83,001      $28,671         34.5
                                          --------     --------      -------      -------
Mutual Funds
   Fixed income                             13,919       13,617          302          2.2
   Liquidity                                35,944       31,921        4,023         12.6
   Equity                                   15,802       13,262        2,540         19.2
                                          --------     --------      -------      -------
   Subtotal                                 65,665       58,800      $ 6,865         11.7
                                          --------     --------      -------      -------
Total                                     $177,337     $141,801      $35,536         25.1%
                                          ========     ========      =======      =======

*Includes alternative investment products.

                                BlackRock, Inc
                 Component Changes in Assets Under Management
                                  (unaudited)

     The following tables present the component changes in BlackRock's assets under management for the three month and six month periods ended June 30, 2000 and 1999. The data reflects certain reclassifications between net subscriptions (redemptions) and market appreciation (depreciation) from amounts previously reported.

     For the three months and six months ended June 30, 2000, net subscriptions represented 106% and 75%, respectively, of the total increase in assets under management. Net subscriptions were $5.1 billion and $9.6 billion for the three months and six months ended June 30, 2000, respectively.

                                                Three months ended          Six months ended
                                                    June 30,                    June 30,
                                            ------------------------    ------------------------
                                               2000          1999          2000          1999
                                            ----------    ----------    ----------    ----------
                                                 ($ in millions)             ($ in millions)
Separate Accounts*
   Beginning assets under management        $ 105,349     $  80,477     $  99,220     $  69,112
   Net subscriptions                            5,815         2,903         9,622        14,527
   Market appreciation (depreciation)             508          (379)        2,830          (638)
                                            ---------     ---------     ---------     ---------
   Ending assets under management             111,672        83,001       111,672        83,001
                                            ---------     ---------     ---------     ---------
Mutual Funds
   Beginning assets under management           67,224        59,749        65,297        61,530
   Net redemptions                               (762)       (1,546)           (2)       (3,452)
   Market appreciation (depreciation)            (797)          597           370           722
                                            ---------     ---------     ---------     ---------
   Ending assets under management              65,665        58,800        65,665        58,800
                                            ---------     ---------     ---------     ---------
Total                                       $ 177,337     $ 141,801     $ 177,337     $ 141,801
                                            =========     =========     =========     =========

Net subscriptions                           $   5,053     $   1,357     $   9,620     $  11,075
% of Change in AUM from net subscriptions       106.1%         86.2%         75.0%         99.2%

*Includes alternative investment products.

                                BlackRock, Inc.
                            Assets Under Management
                                Quarterly Trend
                         (Dollar amounts in millions)
                                  (unaudited)

                                                                  Quarter Ended
                                       --------------------------------------------------------------
                                                       1999                             2000            Six months ended
                                       --------------------------------------------------------------
                                         June 30    September 30   December 31   March 31    June 30     June 30, 2000
                                       --------------------------------------------------------------   ----------------
Separate Accounts *
Fixed Income
Beginning assets under management        $64,381        $68,286      $69,266     $ 75,206   $ 79,825       $ 75,206
Net subscriptions                          4,509            886        6,106        2,541      5,851          8,392
Market appreciation (depreciation)          (604)            94         (166)       2,078        668          2,746
                                         -----------------------------------------------------------       --------
Ending assets under management            68,286         69,266       75,206       79,825     86,344         86,344
                                         -----------------------------------------------------------       --------
Liquidity
Beginning assets under management         13,975         12,362       17,310       20,934     19,110         20,934
Net subscriptions (redemptions)           (1,626)         4,933        3,602       (1,847)    (1,423)        (3,270)
Market appreciation                           13             15           22           23         20             43
                                         -----------------------------------------------------------       --------
Ending assets under management            12,362         17,310       20,934       19,110     17,707         17,707
                                         -----------------------------------------------------------       --------
Equity
Beginning assets under management          2,121          2,353        2,454        3,080      6,414          3,080
Net subscriptions                             20             94           35        3,113      1,387          4,500
Market appreciation (depreciation)           212              7          591          221       (180)            41
                                         -----------------------------------------------------------       --------
Ending assets under management             2,353          2,454        3,080        6,414      7,621          7,621
                                         -----------------------------------------------------------       --------
Total Separate Accounts
Beginning assets under management         80,477         83,001       89,030       99,220    105,349         99,220
Net subscriptions                          2,903          5,913        9,743        3,807      5,815          9,622
Market appreciation (depreciation)          (379)           116          447        2,322        508          2,830
                                         -----------------------------------------------------------       --------
Ending assets under management           $83,001        $89,030      $99,220     $105,349   $111,672       $111,672
                                         ===========================================================       ========
Mutual Funds
BlackRock Funds
Beginning assets under management        $24,757        $25,255      $24,453     $ 27,339   $ 29,280       $ 27,339
Net subscriptions (redemptions)             (259)          (172)       1,577          994       (168)           826
Market appreciation (depreciation)           757           (630)       1,309          947       (850)            97
                                         -----------------------------------------------------------       --------
Ending assets under management            25,255         24,453       27,339       29,280     28,262         28,262
                                         -----------------------------------------------------------       --------
PIF
Beginning assets under management         22,978         21,578       22,387       25,554     25,755         25,554
Net subscriptions (redemptions)           (1,400)           809        3,167          201       (140)            61
Market appreciation                            -              -            -            -          -              -
                                         -----------------------------------------------------------       --------
Ending assets under management            21,578         22,387       25,554       25,755     25,615         25,615
                                         -----------------------------------------------------------       --------
Closed End
Beginning assets under management          7,668          7,507        7,579        7,340      7,560          7,340
Net subscriptions (redemptions)               (1)           121         (130)           -        (30)           (30)
Market appreciation (depreciation)          (160)           (49)        (109)         220         53            273
                                         -----------------------------------------------------------       --------
Ending assets under management             7,507          7,579        7,340        7,560      7,583          7,583
                                         -----------------------------------------------------------       --------
Short Term Investment Funds (STIF)
Beginning assets under management          4,346          4,460        4,653        5,064      4,629          5,064
Net subscriptions (redemptions)              114            193          411         (435)      (424)          (859)
Market appreciation                            -              -            -            -          -              -
                                         -----------------------------------------------------------       --------
Ending assets under management             4,460          4,653        5,064        4,629      4,205          4,205
                                         -----------------------------------------------------------       --------
Total Mutual Funds
Beginning assets under management         59,749         58,800       59,072       65,297     67,224         65,297
Net subscriptions (redemptions)           (1,546)           951        5,025          760       (762)            (2)
Market appreciation (depreciation)           597           (679)       1,200        1,167       (797)           370
                                         -----------------------------------------------------------       --------
Ending assets under management           $58,800        $59,072      $65,297     $ 67,224   $ 65,665       $ 65,665
                                         ===========================================================       ========

*Includes alternative investment products.

Operating Results For The Three Months Ended June 30, 2000 Compared With The Three Months Ended June 30, 1999.

Revenue

     Total revenue for the three months ended June 30, 2000 increased $20.4 million or 22% to $112.6 million compared with the three months ended June 30, 1999. Investment advisory and administration fees increased $21.0 million or 24% to $107.4 million for the three months ended June 30, 2000, compared with the three months ended June 30, 1999. The growth in investment advisory and administration fees was primarily due to increases in assets under management, which totaled $177.3 billion at June 30, 2000, a 25% increase compared with June 30, 1999.

                                                             Three months ended
                                                                  June 30,                Change
                                                            --------------------  -----------------------
                                                              2000       1999       Amount      Percent
                                                            --------   --------   ----------  -----------
                                                              ($ in thousands)       ($ in thousands)
Investment advisory and administration fees:
   Mutual funds                                             $ 56,228   $ 51,123    $  5,105      10.0%
   Separate accounts                                          51,204     35,968      15,236      42.4
   BAI revenue                                                    --       (614)        614        NM
                                                            --------   --------   ---------   -------
Total investment advisory and administration fees:           107,432     86,477      20,955      24.2
   Other income                                                5,139      5,740        (601)    (10.5)
                                                            --------   --------   ---------   -------
Total revenue                                               $112,571   $ 92,217    $ 20,354      22.1%
                                                            ========   ========   =========   =======

NM-Not meaningful

     Mutual fund advisory and administration fees increased $5.1 million or 10% to $56.2 million for the three months ended June 30, 2000 compared with the three months ended June 30, 1999, primarily due to an increase in assets under management in the BlackRock Funds and the Provident Institutional Funds of $3.0 billion and $4.0 billion, respectively. Separate account advisory fees increased $15.2 million or 42%, primarily due to a $28.7 billion or 35% increase in assets under management and higher performance fees. The increase in separate account assets was driven by continued strong growth in fixed income and liquidity assets (26% and 43%, respectively) and a $5 billion increase in international equity assets. The $.6 million change in BAI advisory fees was due to the discontinuance of any further business activity together with reversals of previously accrued performance fees associated with the fund's liquidation in 1999.

Expense

     Total expense increased $13.0 million to $78.2 million for the three months ended June 30, 2000, compared with $65.2 million for the three months ended June 30, 1999. The change was primarily the result of increases in employee compensation and benefits and general and administration expenses.

                                                             Three months ended
                                                                  June 30,                Change
                                                            -------------------   -----------------------
                                                              2000       1999       Amount      Percent
                                                            --------   --------   ----------  -----------
                                                              ($ in thousands)       ($ in thousands)
Employee compensation and benefits                          $ 42,680   $ 32,731   $   9,949        30.4%
BAI incentive compensation                                        --       (115)        115          NM
Fund administration and servicing costs-affiliates            18,450     18,359          91         0.5
General and administration                                    14,605     11,909       2,696        22.6
Amortization of intangible assets                              2,514      2,413         101         4.2
                                                            --------   --------   ---------    --------
   Total expense                                            $ 78,249   $ 65,297   $  12,952        19.8%
                                                            ========   ========   =========    ========

NM-Not meaningful

     Employee compensation and benefits increased $9.9 million or 30% due to additional expenses of $5.3 million for incentive compensation primarily based on operating profit growth and $4.6 million related to salary and benefits. Salary and benefit cost increases were the result of a 16% increase in full-time employees to support business growth. The change in BAI incentive compensation was due to the discontinuance of any further business activity together with reversals of previously accrued incentive compensation for the three months ended June 30, 1999 associated with the fund's liquidation. General and administration expenses increased $2.7 million or 23% due to a $1.2 million increase in marketing and promotional costs associated with the BlackRock Funds and international business expansion, a $.8 million increase in portfolio and related services, a $.4 million increase in technology and related services, and a $.3 million increase in office and related services. Amortization of intangible assets increased $.1 million or 4% primarily due to the management contract entered into on May 15, 2000 in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT.

Operating Income and Net Income

     Operating income was $34.3 million for the three months ended June 30, 2000 representing a $7.4 million or 28% increase compared with the three months ended June 30, 1999. Non-operating income increased $4.1 million to $1.3 million for the three months ended June 30, 2000 as compared with $2.8 million of non-operating expense for the three months ended June 30, 1999. The significant improvement largely reflects reduced interest expense due to the repayment of $153.2 million in debt since June 30, 1999 of which approximately $115 million represented net proceeds from the IPO. Income tax expense was $14.8 million and $10.4 million representing effective tax rates of 41.5% and 43.0% for the three months ended June 30, 2000 and 1999, respectively. Net income totaled $20.9 million for the three months ended June 30, 2000 compared with $13.8 million for the three months ended June 30, 1999, representing an increase of 51%.

Operating Results For The Six Months Ended June 30, 2000 Compared With The Six Months Ended June 30, 1999.

Revenue

     Total revenue for the six months ended June 30, 2000 increased $40.5 million or 23% to $220.6 million compared with the six months ended June 30, 1999. Investment advisory and administration fees increased $40.4 million or 24% to $209.3 million for the six months ended June 30, 2000, compared with the six months ended June 30, 1999. The growth in investment advisory and administration fees was primarily due to increases in assets under management, which totaled $177.3 billion at June 30, 2000, a 25% increase compared with June 30, 1999.

                                                              Six months ended
                                                                  June 30,                Change
                                                            -------------------   -----------------------
                                                              2000       1999       Amount      Percent
                                                            --------   --------   ----------  -----------
                                                              ($ in thousands)       ($ in thousands)
Investment advisory and administration fees:
   Mutual funds                                             $115,328   $ 99,637   $  15,691        15.7%
   Separate accounts                                          93,974     71,334      22,640        31.7
   BAI revenue                                                     -     (2,054)      2,054           -
                                                            --------   --------   ---------    --------
Total investment advisory and administration fees:           209,302    168,917      40,385        23.9
   Other income                                               11,329     11,175         154         1.4
                                                            --------   --------   ---------    --------
Total revenue                                               $220,631   $180,092   $  40,539        22.5%
                                                            ========   ========   =========    ========

NM-Not meaningful

     Mutual fund advisory and administration fees increased $15.7 million or 16% to $115.3 million for the six months ended June 30, 2000 compared with the six months ended June 30, 1999, primarily due to a $3.0 billion increase in assets under management in the BlackRock Funds. Separate account advisory fees increased $22.6 million or 32%, primarily due to a $28.7 billion or 35% increase in assets under management and higher performance fees. The $2.1 million change in BAI advisory fees was due to the discontinuance of any further business activity together with reversals of previously accrued performance fees associated with the fund's liquidation in 1999.

Expense

     Total expense increased $24.7 million or 19% to $154.2 million for the six months ended June 30, 2000, compared with $129.5 million for the six months ended June 30, 1999. The change was primarily the result of increases in employee compensation and benefits, fund administration and servicing costs-affiliates and general and administration expenses.

                                                              Six months ended
                                                                  June 30,                Change
                                                            -------------------   -----------------------
                                                              2000       1999       Amount      Percent
                                                            --------   --------   ----------  -----------
                                                              ($ in thousands)       ($ in thousands)
Employee compensation and benefits                           $83,350    $65,963   $  17,387        26.4%
BAI incentive compensation                                         -     (1,493)      1,493          NM
Fund administration and servicing costs-affiliates            38,209     36,335       1,874         5.2
General and administration                                    27,705     23,834       3,871        16.2
Amortization of goodwill                                       4,927      4,827         100         2.1
                                                            --------   --------   ---------    --------
   Total expense                                            $154,191   $129,466   $  24,725        19.1%
                                                            ========   ========   =========    ========

NM-Not meaningful

     Employee compensation and benefits increased $17.4 million due to additional expenses of $10.3 million related to salary and benefits and $7.1 million for incentive compensation primarily based on operating profit growth. Salary and benefit cost increases were the result of a 16% increase in full-time employees to support business growth. The change in BAI incentive compensation was due to the discontinuance of any further business activity together with reversals of previously accrued incentive compensation in the six months ended June 30, 1999 associated with the fund's liquidation. Fund administration and servicing costs-affiliates increased $1.9 million due to higher levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $3.9 million or 16% primarily due to a $2.3 million increase in marketing and promotional costs associated with the BlackRock Funds and international business expansion, a $1.3 million increase in portfolio and related services and a $.7 million increase in office and related services. The increases were partially offset by a reduction in professional fees of $.5 million.

Operating Income and Net Income

     Operating income was $66.4 million for the six months ended June 30, 2000, representing a $15.8 million or 31% increase compared with the six months ended June 30, 1999. Non-operating income increased $7.8 million to $2.0 million for the six months ended June 30, 2000 as compared with $5.8 million of non-operating expense for the six months ended June 30, 1999. The significant improvement largely reflects reduced interest expense due to the repayment of $153.2 million in debt since June 30, 1999 of which approximately $115 million represented net proceeds from the IPO. Income tax expense was $28.4 million and $18.8 million representing effective tax rates of 41.5% and 42.0% for the six months ended June 30, 2000 and 1999, respectively. Net income totaled $40.1 million for the six months ended June 30, 2000 compared with $26.0 million for the six months ended June 30, 1999, representing an increase of $14.1 million or 54%.

Liquidity and Capital Resources

    BlackRock has historically met its working capital requirements through cash generated by its operating activities and borrowings from PNC Bank, N.A. ("PNC Bank") under a $175.0 million revolving credit facility. Cash provided by operating activities totaled $5.7 million and $15.6 million for the six months ended June 30, 2000 and 1999, respectively.

     Net cash flow used in investing activities was $18.2 million and $9.0 million for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures for property and equipment were $10.6 million and $9.1 million for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures in 2000 includes $5.3 million in construction costs incurred to date on a new office building in Wilmington, Delaware as well as higher technology investments associated with risk management activities and increased office and related costs to support personnel growth. Net investments were $7.6 million for the six months ended June 30, 2000 and represented investments made in the new BlackRock Funds and alternative investment products, which were launched during the second quarter.

     Net cash used in financing activities was $28.0 million and $43.8 million for the six months ended June 30, 2000 and 1999, respectively. Debt repayments totaled $28.2 million and $43.8 million for the six months ended June 30, 2000 and 1999, respectively.

     Total capital at June 30, 2000 was $321.2 million and was comprised solely of stockholders' equity.

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

Forward-Looking Statements

     This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by words or phrases such as "likely," "believe," "expect" "anticipate," "intend," "estimate," "position," and variations of such words and similar expressions, or future or conditional verbs such as "will", "would," "should," "could," "may" or similar expressions. BlackRock cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and BlackRock assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historic performance.

     The following factors, among others, could cause actual results to differ materially from forward-looking statements or historic performance: the introduction, withdrawal, success and timing of business initiatives and strategies; economic conditions; changes in interest rates and financial and capital markets; the investment performance of BlackRock's sponsored investment products and separately managed accounts; competitive conditions; capital improvement projects; future acquisitions; and the impact, extent and timing of technological changes and legislative and regulatory actions and reforms.

     Reference is made to BlackRock's Annual Report on Form 10-K for the year ended December 31, 1999 and subsequent reports filed with the Securities and Exchange Commission which identify additional factors that can affect forward-looking statements.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

               No material developments have occurred during the second quarter regarding previously reported legal proceedings.

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.         Description
               -----------         -----------
               27.1                Financial data schedule

          (b)  Reports on Form 8-K

               Since March 31, 2000, the Company has filed the following Current Reports on Form 8-K:

               Form 8-K dated as of April 11, 2000, reporting the Company's results of operations for the three months ended March 31, 2000, filed pursuant to Item 5.

               Form 8-K dated as of July 12, 2000, reporting the Company's results of operations for the three months and six months ended June 30, 2000, filed pursuant to Item 5.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BLACKROCK, INC.
                                                  (Registrant)


Date:    August 11, 2000                          By:  /s/ Paul L. Audet
                                                       -------------------------
                                                       Paul L. Audet
                                                       Managing Director &
                                                       Chief Financial Officer