Form 10-Q
period 2000-09-30
BLACKROCK INC /NY
filed 2000-11-13
CIK 1060021

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from_____________ to _______________.
Commission file number   001-15305

                                BlackRock, Inc.
                                ---------------
            (Exact name of registrant as specified in its charter)


                Delaware                                           51-0380803
    ------------------------------                                 ----------
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


                           _________________________
         (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X           No _________
                               --------


         As of October 31, 2000, there were 9,047,086 shares of the registrant's class A common stock issued and outstanding and 54,886,382 shares of the registrant's class B common stock issued and outstanding.

                                BlackRock, Inc.
                              Index to Form 10-Q

                                    PART I

                             FINANCIAL INFORMATION

                                                                                               Page
Item 1.           Financial Statements

                     Consolidated Statements of Financial Condition                              1

                     Consolidated Statements of Income                                           2

                     Consolidated Statements of Cash Flows                                       3

                     Notes to Consolidated Financial Statements                                  4

Item 2.           Management's Discussion and Analysis of Financial

                       Condition and Results of Operations                                       9


                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings                                                             20

Item 2.           Changes in Securities and Use of Proceeds                                     20

Item 6.           Exhibits and Reports on Form 8-K                                              20

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                                BlackRock, Inc.
                Consolidated Statements of Financial Condition
                         (Dollar amounts in thousands)

                                                                                September 30,       December 31,
                                                                                    2000               1999
                                                                              -----------------  -----------------
                                                                                 (unaudited)
Assets

Cash and cash equivalents                                                              $158,928           $157,129
Accounts receivable                                                                      76,535             63,726
Investments, available for sale (cost: $14,122 and $2,486, respectively)                 14,207              2,255
Property and equipment, net                                                              37,678             22,677
Intangible assets, net                                                                  194,757            194,257
Receivable from affiliates                                                                1,106              2,111
Other assets                                                                              9,284              5,427
                                                                              -----------------  -----------------
    Total assets                                                                       $492,495           $447,582
                                                                              =================  =================

Liabilities and stockholders' equity
Note payable to affiliate                                                              $      -            $28,200
Accrued compensation                                                                     96,498             90,350
Accounts payable and accrued liabilities
    Affiliate                                                                            30,288             33,476
    Other                                                                                10,852             10,474
Accrued interest payable to affiliate                                                         -                705
Acquired management contract obligation                                                   8,040                  -
Other liabilities                                                                         3,269              3,851
                                                                              -----------------  -----------------
    Total liabilities                                                                   148,947            167,056
                                                                              -----------------  -----------------


Stockholders' equity
Common stock, class A, $0.01 par value, 250,000,000 shares authorized
   and 9,002,841 and 9,000,000 shares outstanding, respectively                              90                 90
Common stock, class B, $0.01 par value, 100,000,000 shares
   authorized and 54,886,382 shares outstanding                                             549                549
Additional paid-in capital                                                              170,558            169,554
Retained earnings                                                                       175,518            112,703
Unearned compensation                                                                    (2,355)            (2,139)
Accumulated other comprehensive loss                                                       (812)              (231)
                                                                              -----------------  -----------------
    Total stockholders' equity                                                          343,548            280,526
                                                                              -----------------  -----------------

Total liabilities and stockholders' equity                                             $492,495           $447,582
                                                                              =================  =================

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
                       Consolidated Statements of Income
               (Dollar amounts in thousands, except share data)
                                  (unaudited)

                                                                Three months ended                 Nine months ended
                                                                   September 30,                      September 30,
                                                         ---------------------------------  ---------------------------------
                                                               2000              1999             2000              1999
                                                         ---------------   ---------------  ---------------   ---------------
Revenue

Investment advisory and administration fees
    Mutual funds                                                $57,745           $61,665         $173,073          $161,302
    Separate accounts                                            63,539            39,141          157,513           110,475
    BAI                                                               -            (5,018)               -            (7,072)
Other income

    Affiliate                                                     1,250             1,250            3,750             3,750
    Other                                                         5,167             3,069           13,996            11,744
                                                         ---------------   ---------------  ---------------   ---------------
Total revenue                                                   127,701           100,107          348,332           280,199
                                                         ---------------   ---------------  ---------------   ---------------

Expense

Employee compensation and benefits                               53,272            35,172          136,622           101,135
BAI incentive compensation                                            -            (3,894)               -            (5,387)
Fund administration and servicing costs - affiliate              19,313            23,723           57,522            60,058
General and administration

    Affiliate                                                       960             1,234            3,462             3,965
    Other                                                        14,617            10,801           39,820            31,904
Amortization of intangible assets                                 2,613             2,413            7,540             7,240
                                                         ---------------   ---------------  ---------------   ---------------
Total expense                                                    90,775            69,449          244,966           198,915
                                                         ---------------   ---------------  ---------------   ---------------

Operating income                                                 36,926            30,658          103,366            81,284

Non-operating income (expense)
Interest and dividend income                                      2,197               918            4,664             2,211
Interest expense                                                   (215)           (3,116)            (654)          (10,237)
                                                         ---------------   ---------------  ---------------   ---------------
Total non-operating income (expense)                              1,982            (2,198)           4,010            (8,026)
                                                         ---------------   ---------------  ---------------   ---------------

Income before income taxes                                       38,908            28,460          107,376            73,258
Income taxes                                                     16,147            12,237           44,561            31,050
                                                         ---------------   ---------------  ---------------   ---------------
Net income                                                      $22,761           $16,223         $ 62,815           $42,208
                                                         ===============   ===============  ===============   ===============

Earnings per share

    Basic                                                         $0.36             $0.30            $0.98             $0.77
    Diluted                                                       $0.35             $0.30            $0.97             $0.77

Weighted-average shares outstanding
    Basic                                                    63,884,410        54,675,353       63,871,568        54,762,955
    Diluted                                                  64,651,300        54,850,506       64,524,607        54,938,108

See accompanying notes to consolidated financial statements.

                                 BlackRock, Inc.
                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)
                                   (unaudited)

                                                                                             Nine months ended
                                                                                                September 30,
                                                                                        ------------------------------
                                                                                            2000              1999
                                                                                        --------------    ------------
Cash flows from operating activities
Net income                                                                              $  62,815         $  42,208
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation and amortization                                                          14,992            13,745
    Amortization of discount on issuance of class B common stock                              528                 -
    Shares issued under the Nonemployee Directors Stock Compensation Plan                      70                 -
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                          (12,809)           46,696
      Decrease (increase) in receivable from affiliates                                     1,005              (988)
      Increase in other assets                                                             (3,857)           (4,099)
      Increase (decrease) in accrued compensation                                           6,148            (6,152)
      (Decrease) increase in accounts payable and accrued liabilities                      (2,810)           10,799
      Decrease in accrued interest payable to affiliates                                     (705)             (999)
      (Decrease) increase in other liabilities                                               (523)              568
                                                                                        ------------      ------------
Cash provided by operating activities                                                      64,854           101,778

Cash flows from investing activities
Purchase of property and equipment                                                        (22,453)          (12,938)
Purchase of investments                                                                   (11,671)             (171)
                                                                                        ------------      ------------
Cash used in investing activities                                                         (34,124)          (13,109)

Cash flows from financing activities
Repayment of note and loan payable to affiliates                                          (28,200)          (43,800)
Purchase of treasury stock                                                                      -              (550)
Reissuance of treasury stock                                                                    -               750
Proceeds received from issuance of class A common stock                                       222                 -
Expenses related to issuance of class A common stock                                          (91)                -
                                                                                        ------------      ------------
Cash used in financing activities                                                         (28,069)          (43,600)

Effect of exchange rate changes on cash and cash equivalents                                 (862)                -

Net increase in cash and cash equivalents                                                   1,799            45,069
Cash and cash equivalents, beginning of period                                            157,129           113,450
                                                                                        ------------      ------------
Cash and cash equivalents, end of period                                                $ 158,928         $ 158,519
                                                                                        ============      ============

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
                  Notes to Consolidated Financial Statements
                   Quarter Ended September 30, 2000 and 1999
               (Dollar amounts in thousands, except share data)
                                  (unaudited)

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

Intangible Assets

     Intangible assets are comprised of goodwill and management contract acquired. Goodwill is amortized on a straight-line basis over 25 years. Management contract acquired is amortized in proportion to and over the period of contract revenue, which is ten years. The Company continually evaluates the carrying value of intangible assets. Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value. In such instances, impairment, if any, is measured on a discounted future cash flow basis.

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

2. Property and Equipment

     Property and equipment consist of the following:

                                           September 30,     December 31,
                                           -------------------------------
                                                2000             1999
                                           -------------   ---------------
Equipment and Computer Software                $34,035          $26,778
Leasehold improvements                           7,505            7,454
Furniture and fixtures                           7,105            6,893
Land                                             3,564            3,564
Construction in progress                        14,895                -
                                           -----------     ------------
                                                67,104           44,689
                                           -----------     ------------

Less accumulated depreciation                   29,426           22,012
                                           -----------     ------------
Property and equipment, net                    $37,678          $22,677
                                           ===========     ============

     Depreciation expense was approximately $2,844 and $1,878 for the three months ended September 30, 2000 and 1999, respectively and $7,452 and $6,507 for the nine months ended September 30, 2000 and 1999, respectively.

     During the fourth quarter of 1999, the Company purchased land in Wilmington, Delaware for $3,564 and is presently constructing an 84,000 square foot office building at an estimated cost of approximately $20,000.

     Construction in progress reflects expenditures on capital projects located in Wilmington, Delaware and New York, New York.

3. Intangible Assets

     a)   Goodwill

            The consolidated financial statements reflect the results of operations of the former BlackRock Financial Management, LP ("BFM") and BFM Advisory LP, which were acquired by The PNC Financial Services Group, Inc. (then known as PNC Bank Corp.) on February 28, 1995. Goodwill recognized at acquisition approximated $240,000 and is being amortized on a straight-line basis over 25 years.

     b)   Management Contract Acquired

            On May 15, 2000, BlackRock entered into a contract in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT. This agreement assigns the managerial rights and duties of CORE Cap, Inc.'s former manager to BlackRock for consideration in the amount of $12,500 to be paid by BlackRock over a ten-year period. As of September 30, 2000, the present value of the acquired contract using an imputed interest rate of 10 percent is $8,040. This amount is recorded as an intangible asset and is being amortized over ten years.

4. Note and Loan Payable to Affiliates

     On February 29, 2000, the Company paid the remaining balance of $28,200 on an unsecured note with B.P. Partners, L.P., an entity comprised of former partners of BFM, who received deferred notes on February 28, 1995 as part of the purchase price for BFM.

5.  Commitments

     a)  Lease Commitments

          The Company leases its primary office space under agreements which expire in 2017. Future minimum commitments under these operating leases, net of rental reimbursements of $1,831 through 2005 from a sublease arrangement, are as follows:

     2000                          $2,639
     2001                           5,351
     2002                           9,211
     2003                           9,977
     2004                           9,977
     Thereafter                   119,859
                               ----------

                                 $157,014
                               ==========

     In connection with certain lease agreements, the Company is responsible for escalation payments.

     Occupancy expense amounted to $3,038 and $2,074 for the three months ended September 30, 2000 and 1999, respectively and $7,453 and $5,917 for the nine months ended September 30, 2000 and 1999, respectively.

     On May 3, 2000, BlackRock signed a lease with 40 East 52nd Street L.P. for approximately 171,000 square feet of office space at 40 East 52nd Street, New York, New York. This location will house BlackRock's corporate headquarters and will accommodate all of BlackRock's current New York City-based operations. Under the lease, BlackRock occupied approximately 19,000 square feet in July 2000 with the remaining 152,000 square feet to commence on or about September 1, 2001. The lease will terminate on February 28, 2017. Total rent payments over the lease term will approximate $138,000. The 152,000 square feet of new space will be placed in service in early 2002 consistent with the termination of all other BlackRock New York City leaseholds on February 28, 2002.

     b)  Acquired Management Contract Obligation

     In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8,040 liability using an imputed interest rate of 10 percent. At September 30, 2000, the future minimum commitment under the agreement is as follows:

2001                                        $ 1,500
2002                                          1,500
2003                                          1,500
2004                                          1,500
2005                                          1,500
Thereafter                                    5,000
                                          ---------
                                            $12,500
                                          ---------
less:
Imputed interest                              4,460

                                          ---------
Present value of Management Contract        $ 8,040
                                          =========

6.  Comprehensive Income

                                                                            Three months ended         Nine months ended
                                                                               September 30,              September 30,
                                                                           ---------------------      ----------------------
                                                                             2000          1999          2000         1999
                                                                           --------      -------      ---------      -------
Net income                                                                 $22,761       $16,223       $62,815       $42,208
Accumulated other comprehensive gain (loss):
   Net unrealized gain (loss) from investments, available for sale             107           (94)          281          (193)
   Foreign currency translation loss                                          (836)            -          (862)            -
                                                                           -------       -------       -------       -------
Comprehensive income                                                       $22,032       $16,129       $62,234       $42,015
                                                                           =======       =======       =======       =======

7.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three months ended                 Nine months ended
                                                                   September 30,                      September 30,
                                                         ------------------------------   -------------------------------
                                                              2000             1999             2000             1999
                                                         ------------      ------------   --------------       ----------
Net income                                                    $22,761          $16,223          $62,815           $42,208
                                                         ------------      -----------      -----------       -----------

Basic weighted-average shares outstanding                  63,884,410       54,675,353       63,871,568        54,762,955

   Dilutive potential shares from forward sales               175,153          175,153          175,153           175,153
   Dilutive potential shares from stock options               591,737                -          477,886                 -

                                                         ------------      -----------      -----------       -----------
Dilutive weighted-average shares outstanding               64,651,300       54,850,506       64,524,607        54,938,108
                                                         ============      ===========      ===========       ===========

Basic earnings per share                                        $0.36            $0.30            $0.98             $0.77
                                                         ============      ===========      ===========       ===========

Diluted earnings per share                                      $0.35            $0.30            $0.97             $0.77
                                                         ============      ===========      ===========       ===========

     Net income per common share is computed using the weighted-average number of common and common equivalent shares outstanding. Common and common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 98, "Earnings per share," common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding BlackRock's initial public offering on October 1, 1999 have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the options' exercise price of $14.00 per share.

8.  Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

                                               Nine months ended
                                                 September 30,
                                               2000        1999
                                           -----------------------
Cash paid for interest                        $1,058        $8,486
                                           =========     =========
Cash paid for income taxes                   $42,514       $25,864
                                           =========     =========

Supplemental schedule of noncash transactions:

                                              Nine months ended
                                                September 30,
                                               2000      1999
                                              -----------------
Acquired management contract                   $8,040        -
                                              =======  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         BlackRock, Inc., a Delaware corporation (together with its subsidiaries "BlackRock" or the "Company"), is one of the 30 largest investment management firms in the United States with approximately $190.8 billion of assets under management at September 30, 2000. BlackRock is a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. ("PNC"), one of the largest diversified financial service companies in the United States operating regional banking, corporate banking, real estate finance, asset-based lending, private banking, asset management and global fund processing services. PNC acquired BlackRock in 1995 and consolidated a substantial part of PNC's asset management businesses under the BlackRock name in 1998. On October 1, 1999, BlackRock offered 9 million shares of class A common stock in an initial public offering ("IPO"). As of September 30, 2000, PNC indirectly owns approximately 70%, the public owns approximately 14% and BlackRock employees own approximately 16% of BlackRock.

         The following table summarizes BlackRock's operating performance for the three and nine months ended September 30, 2000 and September 30, 1999:

                                BlackRock, Inc.
                             Financial Highlights
                               Reported Results
                      ($ in thousands, except share data)
                                  (unaudited)

                                                             Three months ended                           Variance vs.
                                                     ---------------------------------        ----------------------------------
                                                        September 30,        June 30,         September 30, 1999   June 30, 2000
                                                     --------------------   ----------       -------------------   ---------------
                                                       2000        1999        2000           Amount        %       Amount    %
                                                     --------    --------   ----------       ----------    ----    --------  ----
Total revenue                                       $127,701     $100,107     $112,571       $27,594        28%    $15,130    13%
Total expense                                        $90,775      $69,449      $78,249       $21,326        31%    $12,526    16%
Operating income                                     $36,926      $30,658      $34,322        $6,268        20%     $2,604     8%
Net income                                           $22,761      $16,223      $20,857        $6,538        40%     $1,904     9%
Diluted earnings per share                             $0.35        $0.30        $0.32         $0.05        17%      $0.03     9%
Pro-forma diluted earnings per share (a)               $0.35        $0.27        $0.32         $0.08        30%      $0.03     9%
Diluted cash earnings per share (b)                    $0.39        $0.34        $0.37         $0.05        15%      $0.02     5%
Pro-forma diluted cash earnings per share (a) (b)      $0.39        $0.31        $0.37         $0.08        26%      $0.02     5%
Average diluted shares outstanding                64,651,300   54,850,506   64,492,447     9,800,794        18%    158,853     0%
EBITDA (c)                                           $44,580      $35,867      $40,641        $8,713        24%     $3,939    10%
Operating margin (d)                                    34.1%        40.1%        36.5%
Assets under management ($ in millions)             $190,808     $148,102     $177,337       $42,706        29%    $13,471     8%

                                                               Nine months ended
                                                                 September 30,                        Variance
                                                          ---------------------------        ------------------------
                                                            2000             1999               Amount           %
                                                         ----------       -----------        ------------     -------
Total revenue                                           $   348,332      $    280,199        $     68,133       24%
Total expense                                           $   244,966      $    198,915        $     46,051       23%
Operating income                                        $   103,366      $     81,284        $     22,082       27%
Net income                                              $    62,815      $     42,208        $     20,607       49%
Diluted earnings per share                              $      0.97      $       0.77        $       0.20       26%
Pro-forma diluted earnings per share (a)                $      0.97      $       0.72        $       0.25       35%
Diluted cash earnings per share (b)                     $      1.09      $       0.90        $       0.19       21%
Pro-forma diluted cash earnings per share (a) (b)       $      1.09      $       0.83        $       0.26       31%
Average diluted shares outstanding                       64,524,607        54,938,108           9,586,499       17%
EBITDA (c)                                              $   123,022      $     97,242        $     25,780       27%
Operating margin (d)                                           35.5%             36.9%
Assets under management ($ in millions)                 $   190,808      $    148,102        $     42,706       29%


(a) Based on adjusting 1999 net income to reflect the after-tax interest expense benefit of retiring $115 million of debt (net offering proceeds) with weighted-average common shares increased by 9 million.
(b) Net income plus amortization expense for the period divided by average diluted shares outstanding.
(c)  Earnings before interest, taxes, depreciation and amortization.
(d) Operating income divided by total revenue less fund administration and servicing costs - affiliates.

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

         BlackRock provides a variety of risk management services to insurance companies, finance companies, pension funds, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. The fees earned on risk management advisory assignments are recorded as other income.

         BlackRock Asset Investors ("BAI") was an alternative investment product created in 1994 in response to the opportunity that the Company perceived in the commercial real estate sector. Due to reduced opportunities to generate appropriate returns, BAI's Board of Trustees and shareholders approved management's recommendation in 1997 to liquidate the fund, which was completed on September 27, 1999. The net impact to BlackRock's operating income as a result of the liquidation, which involved the sale of BAI's assets was a loss of $1.1 million and $1.7 million for the three and nine months ended September 30, 1999, respectively.

         Operating revenue primarily consists of investment advisory and administration fees earned on separate account and mutual fund assets under management and other income. Revenue associated with BAI, which was liquidated in 1999, is reported separately and is included in 1999 total revenue.

         Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, general and administration, and amortization of intangible assets. Employee compensation and benefit expense reflects salaries, deferred and incentive compensation, and related benefit costs. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities, primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds. BAI incentive compensation expense, which is reported separately and included in total expense, reflects compensation earned by investment advisory and other employees of BlackRock in accordance with various contractual and other arrangements with PNC and the fund. Intangible assets at September 30, 2000 and December 31, 1999, were $194.8 million and $194.3 million, respectively, with amortization expense of approximately $2.6 million and $2.4 million for the three months ended September 30, 2000 and 1999, respectively and $7.5 million and $7.2 million for the nine months ended September 30, 2000 and 1999, respectively. Intangible assets reflect PNC's acquisition of BlackRock Financial Management, L.P. ("BFM") on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, using a 10 percent imputed interest rate on May 15, 2000. This agreement assigns the managerial rights and duties of CORE Cap, Inc.'s external manager to BlackRock for consideration in the amount of $12.5 million to be paid by BlackRock over a ten-year period. The present value of the acquired contract is approximately $8.0 million. This amount is recorded as an intangible asset and is being amortized over ten years.

Assets Under Management

         Assets under management ("AUM") increased $42.7 billion, or 29%, to $190.8 billion at September 30, 2000, compared with $148.1 billion at September 30, 1999. The growth in assets under management was attributable to increases of $34.1 billion in separate accounts and $8.6 billion in mutual fund assets. The increase in separate accounts was due to net subscriptions of $29.0 billion and market appreciation of $5.1 billion. Net subscriptions in fixed income and equity accounts were $25.4 billion and $5.0 billion, respectively, with net redemptions in liquidity accounts of $1.4 billion. Market appreciation was primarily attributable to fixed income accounts. The growth in equity separate account assets was primarily the result of new business in the international sector, generated by the European equity team that joined BlackRock in January 2000. The $8.6 billion increase in mutual fund assets reflected net subscriptions totaling $7.0 billion and market appreciation of $1.6 billion. The rise in mutual fund assets was largely due to net subscriptions and market appreciation in the BlackRock Funds and Provident Institutional Funds, which increased $3.4 billion or 14% and $5.2 billion or 23%, respectively.

                                      September 30,                      Change
                                     ---------------                ----------------
                                     2000       1999                Amount   Percent
                                     ----       ----                ------   -------
                                     ($ in millions)                 ($ in millions)
   Separate Accounts*
     Fixed income                 $ 99,600    $ 69,266              $30,334     43.8%
     Liquidity                      15,990      17,310               (1,320)    (7.6)
     Equity                          7,509       2,454                5,055    206.0
                                  --------    --------              -------  -------
     Subtotal                      123,099      89,030               34,069     38.3
                                  --------    --------              -------  -------
   Mutual Funds
     Fixed income                   13,983      13,579                  404      3.0
     Liquidity                      37,896      32,717                5,179     15.8
     Equity                         15,830      12,776                3,054     23.9
                                  --------    --------              -------  -------
     Subtotal                       67,709      59,072                8,637     14.6
                                  --------    --------              -------  -------
   Total                          $190,808    $148,102              $42,706     28.8%
                                  ========    ========              =======  =======

* includes alternative investment products.

                                BlackRock, Inc
                 Component Changes in Assets Under Management
                                  (unaudited)

         The following tables present the component changes in BlackRock's assets under management for the three and nine months ended September 30, 2000 and 1999. The data reflects certain reclassifications between net subscriptions (redemptions) and market appreciation (depreciation) from amounts previously reported.

         For the three and nine months ended September 30, 2000, net subscriptions represented 86% and 81%, respectively, of the total increase in assets under management. Net subscriptions were $11.6 billion and $21.2 billion for the three and nine months ended September 30, 2000, respectively.

                                                        Three months ended               Nine months ended
                                                           September 30                    September 30
                                                     ------------------------       -------------------------
                                                       2000            1999            2000            1999
                                                     --------       ---------       ---------        --------
Separate Accounts *
 Beginning assets under management                   $111,672        $ 83,001        $ 99,220        $ 69,112
 Net subscriptions                                      9,647           5,913          19,269          20,440
 Market appreciation (depreciation)                     1,780             116           4,610            (522)
                                                     --------        --------        --------        --------
 Ending assets under management                       123,099          89,030         123,099          89,030
Mutual Funds
 Beginning assets under management                     65,665          58,800          65,297          61,530
 Net subscriptions (redemptions)                        1,981             951           1,979          (2,501)
 Market appreciation (depreciation)                        63            (679)            433              43
                                                     --------        --------        --------        --------
 Ending assets under management                        67,709          59,072          67,709          59,072
                                                     --------        --------        --------        --------
Total                                                $190,808        $148,102        $190,808        $148,102
                                                     ========        ========        ========        ========
 Net subscriptions                                   $ 11,628        $  6,864        $ 21,248        $ 17,939
 % of Change in AUM from net subscriptions               86.3%          108.9%           80.8%          102.7%

* includes alternative investment products.

                                BlackRock, Inc.
                            Assets Under Management
                                Quarterly Trend
                         (Dollar amounts in millions)
                                  (unaudited)

                                                                      Quarter Ended
                                        ----------------------------------------------------------------------
                                                      1999                      2000                            Nine months ended
                                        ----------------------------------------------------------------------
                                           September 30   December 31   March 31    June 30    September 30     September 30, 2000
                                        ---------------------------------------------------------------------- ---------------------
Separate Accounts *
Fixed Income
Beginning assets under management               $68,286       $69,266   $ 75,206   $ 79,825        $ 86,344                $ 75,206
Net subscriptions                                   886         6,106      2,541      5,851          10,933                  19,325
Market appreciation (depreciation)                   94          (166)     2,078        668           2,323                   5,069
                                        ---------------------------------------------------------------------- ---------------------
Ending assets under management                   69,266        75,206     79,825     86,344          99,600                  99,600
                                        ---------------------------------------------------------------------- ---------------------
Liquidity
Beginning assets under management                12,362        17,310     20,934     19,110          17,707                  20,934
Net subscriptions (redemptions)                   4,933         3,602     (1,847)    (1,423)         (1,737)                 (5,007)
Market appreciation                                  15            22         23         20              20                      63
                                        ---------------------------------------------------------------------- ---------------------
Ending assets under management                   17,310        20,934     19,110     17,707          15,990                  15,990
                                        ---------------------------------------------------------------------- ---------------------
Equity
Beginning assets under management                 2,353         2,454      3,080      6,414           7,621                   3,080
Net subscriptions                                    94            35      3,113      1,387             451                   4,951
Market appreciation (depreciation)                    7           591        221       (180)           (563)                   (522)
                                        ---------------------------------------------------------------------- ---------------------
Ending assets under management                    2,454         3,080      6,414      7,621           7,509                   7,509
                                        ---------------------------------------------------------------------- ---------------------
Total Separate Accounts
Beginning assets under management                83,001        89,030     99,220    105,349         111,672                  99,220
Net subscriptions                                 5,913         9,743      3,807      5,815           9,647                  19,269
Market appreciation                                 116           447      2,322        508           1,780                   4,610
                                        ---------------------------------------------------------------------- ---------------------
Ending assets under management                  $89,030       $99,220   $105,349    111,672        $123,099                $123,099
                                        ====================================================================== =====================

Mutual Funds
BlackRock Funds

Beginning assets under management               $25,255       $24,453   $ 27,339   $ 29,280        $ 28,262                $ 27,339
Net subscriptions (redemptions)                    (172)        1,577        994       (168)           (455)                    371
Market appreciation (depreciation)                 (630)        1,309        947       (850)             12                     109
                                        ---------------------------------------------------------------------- ---------------------
Ending assets under management                   24,453        27,339     29,280     28,262          27,819                  27,819
                                        ---------------------------------------------------------------------- ---------------------
BlackRock Global Series
Beginning assets under management                     -             -          -          -               -                       -
Net subscriptions                                     -             -          -          -              54                      54
Market appreciation                                   -             -          -          -               -                       -
                                        ---------------------------------------------------------------------- ---------------------
Ending assets under management                        -             -          -          -              54                      54
                                        ---------------------------------------------------------------------- ---------------------
Provident Institutional Funds (PIF)
Beginning assets under management                21,578        22,387     25,554     25,755          25,615                  25,554
Net subscriptions (redemptions)                     809         3,167        201       (140)          1,965                   2,026
Market appreciation                                   -             -          -          -               -                       -
                                        ---------------------------------------------------------------------- ---------------------
Ending assets under management                   22,387        25,554     25,755     25,615          27,580                  27,580
                                        ---------------------------------------------------------------------- ---------------------
Closed End
Beginning assets under management                 7,507         7,579      7,340      7,560           7,583                   7,340
Net subscriptions (redemptions)                     121          (130)         -        (30)              -                     (30)
Market appreciation (depreciation)                  (49)         (109)       220         53              51                     324
                                        ---------------------------------------------------------------------- ---------------------
Ending assets under management                    7,579         7,340      7,560      7,583           7,634                   7,634
                                        ---------------------------------------------------------------------- ---------------------
Short Term Investment Funds (STIF)
Beginning assets under management                 4,460         4,653      5,064      4,629           4,205                   5,064
Net subscriptions (redemptions)                     193           411       (435)      (424)            417                    (442)
Market appreciation                                   -             -          -          -               -                       -
                                        ---------------------------------------------------------------------- ---------------------
Ending assets under management                    4,653         5,064      4,629      4,205           4,622                   4,622
                                        ---------------------------------------------------------------------- ---------------------
Total Mutual Funds
Beginning assets under management                58,800        59,072     65,297     67,224          65,665                  65,297
Net subscriptions (redemptions)                     951         5,025        760       (762)          1,981                   1,979
Market appreciation (depreciation)                 (679)        1,200      1,167       (797)             63                     433
                                        ---------------------------------------------------------------------- ---------------------
Ending assets under management                  $59,072       $65,297   $ 67,224   $ 65,665        $ 67,709                $ 67,709
                                        ====================================================================== =====================

* includes alternative investment products.

Operating Results For The Three Months Ended September 30, 2000 Compared With The Three Months Ended September 30, 1999.

Revenue

     Total revenue for the three months ended September 30, 2000 increased $27.6 million or 28% to $127.7 million compared with the three months ended September 30, 1999. Investment advisory and administration fees increased $25.5 million or 27% to $121.3 million for the three months ended September 30, 2000, compared with the three months ended September 30, 1999. The growth in investment advisory and administration fees was primarily due to increases in assets under management, which totaled $190.8 billion at September 30, 2000, a 29% increase compared with September 30, 1999.

                                                                 Three months ended
                                                                    September 30,                   Change
                                                               -----------------------        --------------------
                                                                 2000           1999           Amount      Percent
                                                               --------       --------        --------     -------
                                                                    ($ in thousands)             ($ in thousands)
Investment advisory and administration fees:
   Mutual funds                                                 $57,745        $61,665         ($3,920)       -6.4%
   Separate accounts                                             63,539         39,141          24,398        62.3
   BAI revenue                                                        -         (5,018)          5,018          NM
                                                               --------       --------        --------      ------
Total investment advisory and administration fees:              121,284         95,788          25,496        26.6
   Other income                                                   6,417          4,319           2,098        48.6
                                                               --------       --------        --------      ------
Total revenue                                                  $127,701       $100,107        $ 27,594       27.6%
                                                               ========       ========        ========      =====

NM-Not meaningful

     Mutual Fund revenue for the three months ended September 30, 2000 of $57.7 million declined $3.9 million compared with the three months ended September 30, 1999 primarily due to higher advisory fees earned in 1999 on PNC client assets invested in the BlackRock Funds. Excluding the increase in PNC mutual fund related revenue for 1999, revenue increased $6.3 million or 12%. The $6.3 million increase was primarily due to an increase in assets under management in the Provident Institutional Funds and BlackRock Funds of $5.2 billion and $3.4 billion, respectively. Separate account advisory fees increased $24.4 million or 62%, primarily due to a $34.1 billion or 38% increase in assets under management and higher performance fee revenues on alternative investment products. The increase in separate account assets since September 30, 1999 was driven by continued strong growth in fixed income assets of $30.3 billion or 44% and a $5.1 billion or 206% increase in equity assets. The increase in equity assets primarily reflects mandates won by the new European equity team. The $5.0 million change in BAI advisory fees was due to the fund's liquidation in 1999. Other income increased $2.1 million or 49%, primarily due to a $1.2 million increase in risk management service fees and $.5 million in client portfolio accounting services.

Expense

     Total expense increased $21.3 million to approximately $90.8 million for the three months ended September 30, 2000, compared with $69.5 million for the three months ended September 30, 1999. The change was primarily the result of increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

                                                                 Three months ended
                                                                    September 30,                   Change
                                                               -----------------------        --------------------
                                                                 2000           1999           Amount      Percent
                                                               --------       --------        --------     -------
                                                                    ($ in thousands)             ($ in thousands)
Employee compensation and benefits                             $ 53,272       $ 35,172        $ 18,100        51.5%
BAI incentive compensation                                            -         (3,894)          3,894           NM
Fund administration and servicing costs-affiliates               19,313         23,723          (4,410)       (18.6)
General and administration                                       15,577         12,035           3,542         29.4
Amortization of intangible assets                                 2,613          2,413             200          8.3
                                                               --------       --------        --------     -------
   Total expense                                               $ 90,775       $ 69,449        $ 21,326        30.7%
                                                               ========       ========        ========     =======

NM-Not meaningful

     Employee compensation and benefits increased $18.1 million or 52% due to additional expenses of $14.3 million for incentive compensation primarily based on operating profit growth and $3.8 million related to salary and benefits. Salary and benefit cost increases were the result of a 13% increase in full-time employees to support business growth and $3.3 million of additional accruals reflecting a determination by the Company's Compensation Committee to increase incentive compensation and related benefits due to the Company's strong operating performance. The change in BAI incentive compensation was due to the fund's liquidation in 1999. Fund administration and servicing costs-affiliates declined $4.4 million or 19% due to lower costs on PNC client assets invested in the BlackRock Funds. General and administration expenses increased $3.5 million or 29% due to: a $1.4 million increase in marketing and promotional costs associated with the BlackRock Funds and international business expansion; a $1.2 million increase in office and related services; a $.7 million increase in technology and related services; and a $.2 million increase in portfolio and related services. Amortization of intangible assets increased $.2 million or 8% primarily due to the management contract acquired on May 15, 2000 in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT.

Operating Income and Net Income

     Operating income was $36.9 million for the three months ended September 30, 2000 representing a $6.3 million or 20.4% increase compared with the three months ended September 30, 1999. The operating margin exclusive of additional compensation and benefits expense accruals in 2000 and certain non-recurring adjustments in 1999, including BAI, was 37.4% and 37.6%, respectively. Non-operating income increased $4.2 million to $2.0 million for the three months ended September 30, 2000 as compared with $2.2 million of non-operating expense for the three months ended September 30, 1999. The significant improvement largely reflects reduced interest expense due to the repayment of $153.2 million in debt since September 30, 1999 of which approximately $115 million was from net proceeds from the IPO. Income tax expense was $16.1 million and $12.2 million representing effective tax rates of 41.5% and 43.0% for the three months ended September 30, 2000 and 1999, respectively. Net income totaled $22.8 million for the three months ended September 30, 2000 compared with $16.2 million for the three months ended September 30, 1999, representing an increase of 40%.

Operating Results For The Nine Months Ended September 30, 2000 Compared With The Nine Months Ended September 30, 1999.

Revenue

     Total revenue for the nine months ended September 30, 2000 increased $68.1 million or 24% to $348.3 million compared with the nine months ended September 30, 1999. Investment advisory and administration fees increased $65.9 million or 25% to $330.6 million for the nine months ended September 30, 2000, compared with the nine months ended September 30, 1999. The growth in investment advisory and administration fees was primarily due to increases in assets under management, which totaled $190.8 billion at September 30, 2000, a 29% increase compared with September 30, 1999.

                                                                 Nine months ended
                                                                   September 30,                              Change
                                                              ------------------------                ----------------------
                                                                2000            1999                   Amount        Percent
                                                              --------        --------                --------       -------
                                                                  ($ in thousands)                        ($ in thousands)
Investment advisory and administration fees:
   Mutual funds                                               $173,073        $161,302                 $11,771           7.3%
   Separate accounts                                           157,513         110,475                  47,038          42.6
   BAI revenue                                                       -          (7,072)                  7,072            NM
                                                              --------        --------                --------        ------
Total investment advisory and administration fees:             330,586         264,705                  65,881          24.9
   Other income                                                 17,746          15,494                   2,252          14.5
                                                              --------        --------                --------        ------
Total revenue                                                 $348,332        $280,199                $ 68,133          24.3%
                                                              ========        ========                ========        ======

NM-Not meaningful

     Mutual fund advisory and administration fees increased $11.8 million or 7.3% to $173.1 million for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999, primarily due to a $5.2 billion and a $3.4 billion increase in assets under management in the Provident Institutional Funds and BlackRock Funds, respectively. Separate account advisory fees increased $47.0 million or 43%, primarily due to a $34.1 billion or 38% increase in assets under management and higher performance fees associated with alternative investment products. The $7.1 million change in BAI advisory fees was due to the fund's liquidation in 1999. Other income increased $2.3 million or 14.5%, primarily due to increases in risk management fees earned and client portfolio accounting services.

Expense

     Total expense increased $46.1 million or 23% to $245.0 million for the nine months ended September 30, 2000, compared with $198.9 million for the nine months ended September 30, 1999. The change was primarily the result of increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

                                                                 Nine months ended
                                                                   September 30,                              Change
                                                              ------------------------                ----------------------
                                                                2000            1999                   Amount        Percent
                                                              --------        --------                --------       -------
                                                                  ($ in thousands)                        ($ in thousands)
Employee compensation and benefits                            $136,622        $101,135                $ 35,487          35.1%
BAI incentive compensation                                           -          (5,387)                  5,387            NM
Fund administration and servicing costs-affiliates              57,522          60,058                  (2,536)         (4.2)
General and administration                                      43,282          35,869                   7,413          20.7
Amortization of goodwill                                         7,540           7,240                     300           4.1
                                                              --------        --------                --------       -------
   Total expense                                              $244,966        $198,915                $ 46,051          23.2%
                                                              ========        ========                ========       =======

NM-Not meaningful

     Employee compensation and benefits increased $35.4 million due to additional expenses of $21.3 million for incentive compensation primarily based on operating profit growth and $14.1 million related to salary and benefits. Salary and benefit cost increases were the result of a 13% increase in full-time employees to support business growth and $3.3 million of additional accruals reflecting a determination by the Company's Compensation Committee to increase incentive compensation and related benefits due to the Company's strong operating performance. The change in BAI incentive compensation was due to the fund's liquidation in 1999. Fund administration and servicing costs-affiliates declined $2.5 million or 4.2% due to lower costs on PNC client assets invested in the BlackRock Funds. General and administration expenses increased $7.4 million or 21% primarily due to: a $3.8 million increase in marketing and promotional costs; a $1.9 million increase in office and related services; and a $1.5 million increase in portfolio and related services.

Operating Income and Net Income

     Operating income was $103.4 million for the nine months ended September 30, 2000, representing a $22.1 million or 27% increase compared with the nine months ended September 30 1999. The operating margin exclusive of additional compensation and benefits expense accruals in 2000 and certain non-recurring adjustments in 1999, including BAI, was 36.8% and 36.0%, respectively. Non-operating income increased $12.0 million to $4.0 million for the nine months ended September 30, 2000 as compared with $8.0 million of non-operating expense for the nine months ended September 30, 1999. The significant improvement largely reflects reduced interest expense due to the repayment of $153.2 million in debt as of September 30, 1999 of which approximately $115 million represented net proceeds from the IPO. In addition, interest income increased $2.5 million due to additional investments made in the Provident Institutional Funds (Temp Funds) during the year. Income tax expense was $44.6 million and $31.1 million, representing effective tax rates of 41.5% and 42.4% for the nine months ended September 30, 2000 and 1999, respectively. Net income totaled $62.8 million for the nine months ended September 30, 2000 compared with $42.2 million for the nine months ended September 30, 1999, representing an increase of $20.6 million or 49%.

Liquidity and Capital Resources

     BlackRock has historically met its working capital requirements through cash generated by its operating activities and borrowings from PNC Bank, N.A., an indirect, wholly-owned subsidiary of PNC, under a $175.0 million revolving credit facility. Cash provided by operating activities totaled $64.9 million for the nine months ended September 30, 2000.

     Net cash flow used in investing activities was $34.1 million for the nine months ended September 30, 2000. Capital expenditures in 2000 includes $14.9 million in construction costs incurred through September 30, 2000 on the 84,000 square foot office building in Wilmington, Delaware as well as higher technology investments associated with risk management activities and increased office and related costs to support personnel growth. Capital expenditures for property and equipment were $22.4 million for the nine months ended September 30, 2000. Net purchases of investments were $11.7 million for the nine months ended September 30, 2000 and represented investments made in the new BlackRock Funds and alternative investment products.

     Net cash used in financing activities was $28.1 million for the nine months ended September 30, 2000. Debt repayments totaled $28.2 million for the nine months ended September 30, 2000.

     Total capital at September 30, 2000 was $343.5 million and was comprised solely of stockholders' equity.

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

Forward-Looking Statements

     This report and other documents filed by BlackRock with the Securities and Exchange Commission (the "SEC") include forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to BlackRock's future financial or business performance or conditions. In addition, BlackRock may make other oral and written forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position," "target," "assume," "achievable," "potential," "strategy," "goal," "plan," "aspiration," "outlook," "continue," "remain," "maintain," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions. BlackRock cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and BlackRock assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historic performance.

     In addition to those factors mentioned elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historic performance: the introduction, withdrawal, success and timing of business initiatives and strategies; economic conditions; changes in interest rates and financial and capital markets; the investment performance of BlackRock's sponsored investment products and separately managed accounts; competitive conditions; capital improvement projects; future acquisitions; and the impact, extent and timing of technological changes and legislative and regulatory actions and reforms.

     Reference is made to BlackRock's Annual Report on Form 10-K for the year ended December 31, 1999 and subsequent reports filed with the Securities and Exchange Commission which identify additional factors that can affect forward-looking statements.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     By Notice and Order entered August 28, 2000, Ervin & Associates voluntarily dismissed without prejudice BlackRock Capital Finance, L.P. from the civil lawsuit brought under the False Claims Act by Ervin against BlackRock Capital Finance and certain other entities. This lawsuit was previously reported in the Company's Form 10-Q for the quarter ended March 31, 2000 and Form 10-K for the year ended December 31, 1999. BlackRock cannot predict with certainty at this time whether Ervin will rejoin BlackRock Capital Finance as a defendant in the lawsuit.

     Except as set forth above, no material developments have occurred during the third quarter regarding BlackRock's other previously reported legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     On July 21, 2000, BlackRock issued an aggregate of 22,000 restricted shares of class B common stock to three new employees as incentive compensation. The shares were not registered under the Securities Act of 1933, as amended, and to the extent that the issuance involved an offer and sale, were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. These shares, which include significant transfer restrictions and a substantial risk of forfeiture, were granted at a fair market value of $0.7 million, which will be expensed on a straight-line basis over the restriction periods. The fair market value of these shares was recorded as unearned compensation in BlackRock's consolidated statement of financial condition at September 30, 2000.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.        Description
          -----------        -----------

          10.1 Amendment No. 1 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan

          10.2 Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan

          10.3 Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan

          27.1               Financial data schedule

     (b)  Reports on Form 8-K

          Since June 30, 2000, the Company has filed the following Current Reports on Form 8-K:

          Form 8-K dated as of July 12, 2000, reporting the Company's results of operations for the three and six months ended June 30, 2000, filed pursuant to Item 5.

          Form 8-K dated as of October 12, 2000, reporting the Company's results of operations for the three and nine months ended September 30, 2000, filed pursuant to Item 5.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BLACKROCK, INC.
                                        (Registrant)

                                             /s/ Paul L. Audet
                                             ___________________________________
Date: November 13, 2000                 By:  Paul L. Audet
                                             Managing Director &
                                             Chief Financial Officer