Form 10-K
period 2000-12-31
BLACKROCK INC /NY
filed 2001-03-28
CIK 1060021

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-K

                                  (Mark One)

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ______________

                        Commission File No.  001-15305

                                BlackRock, Inc.
                                ---------------
            (Exact name of Registrant as specified in its charter)

Delaware                                                       51-038-0803
------------------------------                            ----------------------
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    On which registered
------------------------------                       ---------------------------
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

     The aggregate market value of the voting common stock held by non-affiliates of BlackRock as of February 28, 2001, is approximately $435,511,722. There is no non-voting common stock of the registrant outstanding.

     As of February 28, 2001, there were 10,071,400 shares of the Registrant's class A common stock issued and outstanding and 54,156,524 shares of the Registrant's class B common stock issued and outstanding.

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc., for the annual meeting of stockholders to be held on May 2, 2001 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)
(8) and (9) of Regulation S-K.

PART I

Item 1     Business                                                                                                        4
Item 2     Properties                                                                                                     14
Item 3     Legal Proceedings                                                                                              14
Item 4     Submission of Matters to Vote of Security Holders                                                              14


Part II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters                                          15
Item 6     Selected Financial Data                                                                                        15
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations                          17
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                                                     28
Item 8     Financial Statements and Supplementary Data                                                                    28
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                           28

Part III

Item 10    Directors and Executive Officers of the Registrant                                                             29
Item 11    Executive Compensation                                                                                         29
Item 12    Security Ownership of Certain Beneficial Owners and Management                                                 29
Item 13    Certain Relationships and Related Transactions                                                                 29

Part IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                               30

Item 1. BUSINESS

Overview

BlackRock, Inc., a Delaware corporation formed in 1998 (together with its subsidiaries "BlackRock" or the "Company"), is one of the largest investment management firms in the United States, with $204 billion of assets under management at year-end for institutional and individual investors worldwide. Our products span a broad spectrum of fixed income, liquidity and equity separate accounts and mutual funds, including our BlackRock Funds and BlackRock Provident Institutional Funds families. We also offer risk management and investment technology services to institutional investors through our newly launched BlackRock Solutions product line. At year-end, these services were provided with respect to more than $1.3 trillion of our clients' investment positions.

We believe that strong investment performance, superior client service, and the exceptional quality and stability of our professional team are the key drivers of our growth. The strong relationships we enjoy with our clients and affiliates are also highly valued. BlackRock is a member of The PNC Financial Services Group, Inc. ("PNC"), one of the largest diversified financial services companies in the United States. BlackRock is headquartered in New York City, and has offices in Edinburgh, Scotland; Hong Kong; Tokyo, Japan; Wilmington, Delaware; and Philadelphia, Pennsylvania.

In 2000, BlackRock's total assets under management increased by more than $39 billion, or 24%, from year-end 1999 levels. Over the past four years, assets under management have grown by $121 billion, which represents a compound annual growth rate of 25%. Importantly, over 80% of annual growth in assets under management has been derived from new business activity, as opposed to market appreciation. At December 31, 2000, fixed income products represented 57%, money market or liquidity products represented 30%, equity products represented 11% and alternative investment products represented 2% of total assets under management. Approximately 66% of assets are managed in separate accounts and 34% are managed in mutual funds.


                            Assets Under Management
                                 By Asset Class

                                                          At December 31,
                         --------------------------------------------------------------------------------
                             1996             1997             1998             1999             2000             CAGR
                         ------------     ------------     ------------     ------------     ------------     ------------
                                                          ($ in millions)
Fixed Income                  $41,101         $ 52,486         $ 64,821         $ 86,438         $116,878          30%
Liquidity                      31,363           39,846           49,381           57,521           61,186          18%
Equity                          9,847           12,592           14,504           18,472           22,235          23%
Alternative Investments           403              489            1,936            2,086            3,470          71%
                         ------------     ------------     ------------     ------------     ------------
Total                         $82,714         $105,413         $130,642         $164,517         $203,769          25%
                         ============     ============     ============     ============     ============

CAGR = Compound Annual Growth Rate

Strategy

Our ability to realize continued growth in assets under management will be a primary determinant of our success in creating value for our shareholders. Our strategies to drive growth in assets under management begin with our focus on delivering superior investment performance and exceptional service to clients. Accordingly, we dedicate significant resources to attracting and retaining talented professionals, with an emphasis on entry-level recruiting, and to the ongoing enhancement of our investment technology and operating capabilities.

We plan to build on our recognized core strengths of fixed income and liquidity management, while enhancing our equity capabilities, expanding our offerings of alternative investment products, and increasing the scope of our distribution. To achieve these objectives, we will pursue strategies such as those described below.

 . Increase our fixed income assets. We believe that the high quality of our investment performance and client service has allowed us to benefit from a trend among institutional investors to concentrate their fixed income assets with a small number of highly regarded managers. To increase our fixed income assets under management, we will seek to broaden our relationships with existing clients and develop new clients through direct calling on prospects and consultants. In the coming year, we also expect to expand our calling effort on the middle market, offering both institutional mutual funds and selective separate accounts.

 . Build our liquidity market share. BlackRock is the nation's fifth largest manager of institutional money market funds on the basis of year-end assets under management, as reported by iMoney Net, Inc. (formerly IBC Financial Data, Inc.). Growth in liquidity assets under management has been achieved through consistently competitive performance and strong sales and service capabilities. In order to expand our liquidity market share, we intend to pursue cross-selling opportunities among our institutional clients, hire additional liquidity salespeople and expand wholesaling relationships with financial intermediaries.

 . Strengthen our equity capabilities. Today, equity assets represent a relatively small component of BlackRock's total business. Asset growth in 2000 was largely driven by the successful integration of our European equity team, with whom we raised over $6 billion in new mandates during the year. We also witnessed significant improvement in our large cap value performance after adding new leadership to that team in mid-2000. Performance was not uniformly strong, however, and additional investments will be required to establish an equity capability commensurate with our fixed income and liquidity businesses. To pursue this key strategic priority, we will consider incremental hiring of individuals and teams of investment professionals, as well as acquisitions, all in a manner consistent with prudent business management and our goal of building long-term shareholder value.

 . Add alternative investment products. Last year, we raised $2 billion of new capital to be invested over time in a number of new alternative investment vehicles. These products are gaining increasing acceptance among institutional and high net worth investors. As we expand our offerings, we enhance our ability to attract and retain talented investment professionals, broaden our ability to serve institutional investors and increase our presence in the high net worth market. Accordingly, we will seek to opportunistically expand our alternative investments business over time.

 .  Grow our "assets under risk management." In August 2000, we introduced
   BlackRock Solutions, a new product line consisting of risk management services and enterprise investment system outsourcing for institutional investors. These products leverage capabilities we have developed over the past thirteen years. At this early stage of the business, we expect to reinvest earnings to establish a robust ability to develop and serve an external client base. We believe, however, that BlackRock Solutions may represent an important source of additional shareholder value in the future, and we intend to pursue the opportunity prudently, but aggressively.

Products

BlackRock offers a wide variety of fixed income, liquidity, equity and alternative investment products. Revenue from these products consists of advisory fees typically structured as a percentage of assets managed and, in some instances, performance fees expressed as a percentage of returns realized in excess of agreed-upon targets.

     Fixed Income
     ------------

     In 2000, we continued to build on our position as one of the ten largest domestic fixed income managers, with superior investment performance and client service again providing the foundation for industry-leading growth in assets under management. BlackRock's fixed income assets rose to $117 billion in 2000, reflecting a 35% increase over year-end 1999. Since 1996, fixed income assets have grown at a compound annual rate of 30%.

     BlackRock offers a full range of fixed income separate accounts and mutual funds tailored to meet the needs of both institutional and individual investors. Across all fixed income products, we focus on a singular investment objective - to achieve returns in excess of our performance benchmarks while assuming equal or lower levels of risk. We have consistently achieved this objective. Over the past seven years, our core bond composite, which is our largest fixed income composite, has achieved higher and less volatile returns than both the median results for the Frank Russell core bond manager universe and the Lehman Brothers Aggregate Index, the most commonly used benchmark for this portfolio/1/. Additionally, 75% or more of the institutional classes of our open-end taxable bond funds have been ranked in the first quartile of their respective Lipper peer groups for the one, three and five years ended December 31, 2000/2/.

     Our superior investment performance has resulted from a highly disciplined investment process. Our Investment Strategy Group, which brings together portfolio and risk management professionals, establishes the broad themes that serve as a framework for positioning client portfolios. Portfolio managers work as a team to implement these investment themes within the guidelines of each portfolio. Across all of our fixed income investments, we seek to add value principally on the basis of sector and security selection, rather than through interest rate speculation.

     We believe that the consistent strength of our investment performance and client service represents an important competitive advantage, particularly in light of the continuing trend among institutional investors to consolidate assets with a select group of fixed income managers. We will seek to leverage the strength of our reputation, our investment track record and the quality of our client service to capitalize on significant opportunities to build on our success and position of leadership in fixed income.

     Liquidity
     ---------

     BlackRock is the fifth largest institutional money market fund manager in the nation with more than $36 billion invested in our BlackRock Provident Institutional Funds. Our total liquidity assets, which include separate accounts and our complete roster of institutional and retail money market funds, grew to over $61 billion, or 30% of BlackRock's total assets under management, by year-end. In aggregate, liquidity assets increased by 6% in 2000, and have grown at a compound annual rate of 18% since 1996.

-----------------------------------------
/1/ Past performance is no guarantee of future results. Core Bond Composite performance does not reflect the deduction of management/advisory fees and other expenses, which will reduce a client's return. For example, assuming an annual gross return of 8.0% and an annual management/advisory fee of 0.25%, the net annualized total return of the portfolio would be 7.74% over a 5-year period.
/2/ Performance data assumes the reinvestment of dividends and capital gain distributions. BlackRock waives fees on selected funds, without which performance would be lower. Lipper quartiles are from Lipper, Inc., a mutual fund performance monitor. Lipper rankings are based on total returns with dividends and distributions reinvested and do not reflect sales charges. Funds with returns among the top 25% of a peer group of funds with comparable objectives are in the first quartile. The BlackRock Funds International Bond, High Yield Bond, Intermediate Bond and Low Duration Bond Portfolios are in the International Income, High Current Yield, Short Intermediate Investment Grade Debt and Short Investment Grade Debt Funds Lipper peer groups, respectively. The BlackRock Funds Core Bond and Managed Income Portfolios are in the Intermediate Investment Grade Debt Funds Lipper peer group. TempFund is in the Institutional Money Market Funds Lipper peer group. As with other money market funds, investments in TempFund are neither insured nor guaranteed by the U.S. government or any bank and there is no assurance that the Fund will maintain a stable net asset value of $1.00 per share.

     BlackRock's liquidity products include prime, government and tax-exempt portfolios, which are available to institutional and individual investors. We have consistently ranked among the nation's top-performing money market fund managers. TempFund, which comprises 63% of assets managed in our BlackRock Provident Institutional Funds, was ranked in the first quartile of its Lipper peer group for the one, three, five, seven and ten year periods ended December 31, 2000./2/ We also offer liquidity separate accounts for clients who require the use of customized investment guidelines in the management of their short-term assets. We believe that the strength of our investment performance and our ongoing commitment to delivering innovative solutions to our liquidity clients provides the foundation for future growth in assets.

     Our liquidity investment process begins with a commitment to conservative money management that places the highest emphasis on safety and liquidity. We focus on controlling quality through stringent credit analysis, which is conducted independent of portfolio managers and the major rating agencies. Quality is further enhanced by structuring highly diversified portfolios, which are positioned to maximize yield curve opportunities while safeguarding the integrity of the funds. The discipline of our liquidity investment process is essential to the prudent management of our clients' operating cash.

     Assets under management in these mandates can be quite volatile, as clients accumulate and draw down cash in their businesses. Nonetheless, consistent investment performance and strong sales and service efforts have enabled us to grow liquidity assets over time. In the coming year, we will target opportunities to build our asset base through selected additions to our liquidity sales force, enhanced cross-selling efforts among our institutional clients and expanded wholesaling relationships with financial intermediaries.

     Equity
     ------

     BlackRock's equity assets grew 20% in 2000 to $22 billion, which represented approximately 11% of total assets under management. Since 1996, equity assets have grown at a compound annual rate of 23%. Last year's growth in particular was a considerable achievement given the significant decline in the equity markets. We overcame the effect of the markets principally as a result of the highly successful integration of our European equity team, with whom we raised over $6 billion in new mandates during the year.

     Nearly two-thirds of our equity assets under management are in a variety of mutual funds, including core, value and growth portfolios. We also offer separate accounts to institutional investors who are seeking tailored portfolios to meet their unique investment requirements. Our objective is to manage all portfolios in strict adherence to their stated styles and capitalization ranges, affording investors and their advisors greater certainty in the execution of their broader asset allocation strategies.

     Our domestic equity managers work in teams based on their market segment expertise - large or emerging capitalization companies. Similarly, our international equity managers are organized by their regional expertise - European or Pacific Basin. Investment professionals on each team are further distinguished by their industry and/or style specialties. Across all of our equity portfolios, our objective is to consistently achieve returns in excess of our performance benchmarks through a disciplined stock selection process, guided by proprietary quantitative analysis, fundamental research and market flow information. Forty-five percent of our equity mutual funds and composites achieved this objective last year, including our large cap value fund and our European equity composite, which are our largest equity fund and composite, respectively./3/

     Establishing a more robust equity business is among BlackRock's most critical strategic priorities. In 2000, we continued to enhance the resources committed to achieving this objective. In addition to the European equity team referenced earlier, we added new leadership in our domestic large cap value effort and


-------------------------------------------
/3/ Past performance is no guarantee of future results. Benchmarks for the equity mutual funds are generally the index for the asset class. For example, the benchmark for the BlackRock Large Cap Value Portfolio is the Russell 1000 Value Index. European Equity Composite performance does not reflect the deduction of management/advisory fees and other expenses, which will reduce a client's return. For example, assuming an annual gross return of 8.0% and an annual management/advisory fee of 0.60%, the net annualized total return of the portfolio would be 7.37% over a 5-year period.

     continued to strengthen our equity risk management capabilities. In the coming year, we expect to pursue opportunities to further strengthen our equity effort through hiring and/or acquisitions that offer both proven investment capabilities and a shared commitment to an integrated team approach.

     Alternative Investment Products
     -------------------------------

     Exceptional performance in alternative investment products, most particularly our fixed income hedge funds, contributed significantly to our financial results last year. In addition to hedge funds, we offer collateralized bond obligations (CBOs) and real estate finance portfolios. All of these investments offer the opportunity for higher absolute returns and are subject to greater risk than our traditional products. Assets under management in these products increased 66% last year to $3.5 billion, and have grown at a compound annual rate of 71% since 1996.

     BlackRock's fixed income hedge funds invest opportunistically in the global bond markets, implementing the conclusions of our Investment Strategy Group on a more leveraged and/or more concentrated basis than our traditional products, subject to sufficient diversification of the risk exposures in each portfolio. Last year, we offered our first equity hedge fund, a portfolio consisting primarily of long and short positions in Japanese equities and equity-related securities, and we hope to add additional equity hedge funds over time.

     Our CBOs are fixed income products that focus specifically on investment opportunities in the high yield sector. These vehicles, which are structured to take advantage of the yield differential between their assets and liabilities, have terms to maturity ranging from eight to twelve years. Extraordinary turbulence in the high yield market last year generated substantial investment opportunities for which we raised $1.3 billion in three new CBOs, the last of which closed in January 2001.

     Finally, our real estate debt alternatives pursue strong risk-adjusted returns through collateralized commercial real estate lending activities. Investments are managed in both separate accounts and commingled vehicles, including Anthracite Capital, Inc., our publicly traded real estate investment trust. In 2000, BlackRock raised over $700 million in new capital commitments to be invested in these products over time.

     Institutional and high net worth investors have been increasing their allocations to alternative investments. We believe that, as a result of our strong presence in the institutional market and our performance history, BlackRock is well positioned to benefit from this trend. Over time, we will seek opportunities to expand our alternative product menu by leveraging existing capabilities and by attracting talented professionals who add to the breadth of our investment expertise.

     Risk Management and Investment Systems
     --------------------------------------

     Since 1994, our institutional clients have increasingly sought risk management services from BlackRock either in conjunction with our asset management products or independently. These services enhance our clients' ability to assess risk at the security, portfolio and enterprise level, to make investment decisions in rapidly moving markets, to comply with investment guidelines and to execute transactions efficiently. BlackRock also offers an enterprise investment system that enhances productivity for investment managers and reduces operational risk. We completed the first implementation of this system last year for a very large, sophisticated institutional investor.

     These services leverage the investments BlackRock has made over the past thirteen years in developing a highly sophisticated portfolio management system featuring straight-through processing of our investment operations with fully integrated, state-of-the-practice financial analytics. In effect, clients are offered the same capabilities that support BlackRock's disciplined investment process, facilitate our growth in assets under management and enable our high levels of operating efficiency.

     In August 2000, we formally launched BlackRock Solutions, a new product line consisting of risk management services and enterprise investment system outsourcing for a variety of institutional investors, including financial institutions, pension plan sponsors, insurance companies, government agencies, mortgage banks and asset managers. During the past year, we have been engaged by a number of new clients to provide risk management reporting, advisory services and/or trading system outsourcing. At December 31, 2000, BlackRock's "assets under risk management" exceeded $1.3 trillion.

     In addition to our successful business development efforts, we have received prominent recognition of our capabilities within the investment community. In its January 2001 issue, Risk magazine named BlackRock "Risk Manager of the Year" on the basis of our strong analytics, customized reporting and information delivery mechanisms, and exceptional customer service.

     At this early stage of BlackRock Solutions' development, we expect to reinvest earnings realized from these products in order to enhance our capacity to serve clients, permit additional development of both our investment management and risk management capabilities, and further diversify our revenue base. We intend to seek to create shareholder value over time through BlackRock Solutions.


Distribution

BlackRock provides investment and risk management services to an extremely diverse client base consisting of more than 3,300 institutions and 200,000 individual investors. Client assets are managed in a broad spectrum of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds. In 2000, separate account assets increased by 35% to $134 billion and mutual fund assets increased by 7% to $70 billion. Since 1996, we have realized compound annual growth of 37% and 12% in separate accounts and mutual funds, respectively.


                            Assets Under Management
                                   By Product

                                                          At December 31,
                         --------------------------------------------------------------------------------
                             1996             1997             1998             1999             2000            CAGR
                         ------------     ------------     ------------     ------------     ------------     ------------
                                                          ($ in millions)
Separate Accounts
    Fixed Income              $28,555         $ 38,772         $ 50,933         $ 73,120         $103,561           38%
    Liquidity                   7,430           10,019           13,826           20,934           17,996           25%
    Equities                    1,204            1,763            2,417            3,080            8,716           64%
    Alternatives                  403              489            1,936            2,086            3,470           71%
                         ------------     ------------     ------------     ------------     ------------
Sub-Total                      37,592           51,043           69,112           99,220          133,743           37%
                         ------------     ------------     ------------     ------------     ------------


Mutual Funds
    Fixed Income              $12,546         $ 13,714         $ 13,888         $ 13,318         $ 13,317            2%
    Liquidity                  23,933           29,827           35,555           36,587           43,190           16%
    Equities                    8,643           10,829           12,087           15,392           13,519            12%
                         ------------     ------------     ------------     ------------     ------------
Sub-Total                      45,122           54,370           61,530           65,297           70,026            12%
                         ------------     ------------     ------------     ------------     ------------
Total                         $82,714         $105,413         $130,642         $164,517         $203,769            25%
                         ============     ============     ============     ============     ============

  CAGR = Compound Annual Growth Rate


BlackRock's institutional clients include pension plans, insurance companies, corporations, financial institutions and governmental agencies worldwide. Our approach to marketing and client service is predicated on developing "partnerships" with our clients and their consultants to best serve their needs. In a survey of institutional investors conducted last year by Mercer Manager Advisory Group, BlackRock was recognized as "setting the standard for client service. "A more tangible validation of our efforts is the $26 billion of net new business we added last year from existing and new separate account clients. This growth accounts for approximately 66% of our total growth in assets under management in 2000.

Individual investors are served through our mutual fund family, BlackRock Funds. Our regional wholesalers market these products to intermediaries, principally broker dealers, who in turn sell our funds to their retail clients. In 2000, over $1.1 billion in net subscriptions were raised through third-party broker dealers, and we ranked as the nation's thirteenth largest wholesale fund family as of year-end, according to Strategic Insight Mutual Fund Research and Consulting, LLC. In a report published in December 2000 by Dalbar, Inc., a prominent financial services research firm, BlackRock ranked third among midsize firms for wholesaler support based on a survey of 32,000 brokers nationwide.

Alternative investments and selective separate accounts are also available to high net worth investors, although we do not currently have a direct calling effort to pursue this business. We believe, however, that the high net worth marketplace represents a significant opportunity to leverage our investment management capabilities. If appropriate opportunities can be identified, we will consider establishing a wealth management business or otherwise expanding our presence in the high net worth market.

Competition

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow our business, BlackRock must be able to compete effectively for assets under management. Key competitive factors include investment performance track records, investment style and discipline, client service and brand name recognition. We have historically competed principally on the basis of our long-term investment performance track record, our investment process, our risk management and analytic capabilities and the quality of our client service. Over the past five years, we have succeeded in growing aggregate assets under management, and we believe that we will continue to be able to do so by maintaining strong investment performance and client service and by developing new products and new distribution capabilities. Many of our competitors, however, have greater financial or marketing resources and better brand name recognition than BlackRock. These factors may place BlackRock at a competitive disadvantage, and there can be no assurance that our strategies and efforts to maintain our existing assets and attract new business will be successful.

Employees

     At December 31, 2000, BlackRock had 727 full-time employees, including 159 professionals in the portfolio management group, 181 professionals in risk management and analytics, 178 professionals in the separate account and funds marketing and client service areas and 209 professionals in administrative and support departments.

Regulation

     Virtually all aspects of BlackRock's business are subject to various federal and state laws and regulations, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, stockholders of registered investment companies, PNC's bank subsidiaries and bank customers of PNC Bank, National Association ("PNC Bank"). Under these laws and regulations, agencies that regulate investment advisers and bank subsidiaries such as BlackRock and its subsidiaries have broad administrative powers, including the power to limit, restrict or prohibit it from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

     BlackRock's subsidiaries are subject to regulation, primarily at the federal level, by the Securities and Exchange Commission (SEC), the Department of Labor, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (FRB), the Commodity Futures Trading Commission (CFTC) and other regulatory bodies.

     The Investment Advisers Act imposes numerous obligations on registered investment advisers, such as BlackRock, including recordkeeping requirements, operational requirements, marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as detailed operational requirements, on investment advisers, such as BlackRock, registered investment companies and other managed accounts. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser's registration.

     BlackRock's subsidiaries also are subject to the Employment Retirement Investment Security Act (ERISA) and to regulations promulgated thereunder, insofar as they act as a "fiduciary" under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions. One of BlackRock's subsidiaries is registered as a commodity pool operator and commodity trading advisor with the CFTC and the National Futures Association. The CFTC and NFA administer a comparable regulatory system covering futures contracts and various other financial instruments in which BlackRock clients may invest. Another subsidiary is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers. Although this entity's NASD membership agreement limits its permitted activities to the sale of investment company securities and annuities and certain private placement and financial consulting activities, it is subject to the customer dealing, reporting and other requirements of the NASD, as well as the net capital and other requirements of the SEC.

     PNC is a bank holding company and, as discussed below, is also a "financial holding company" regulated by the FRB. PNC Bank, the indirect parent of BlackRock, is a national bank subsidiary of PNC. As a subsidiary of PNC Bank, BlackRock is subject to most banking laws, regulations, and orders that are applicable to PNC Bank, and therefore to the supervision, regulation, and examination of the OCC, as well as the SEC. The OCC and the Federal Deposit Insurance Corporation (FDIC) also have broad enforcement authority over PNC Bank and its subsidiaries, including the power to prohibit PNC or any subsidiary from engaging in any activity that, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting its business, to appoint the FDIC as conservator or receiver of PNC Bank if any of a number of conditions are met, and to impose substantial fines and other penalties. Supervision and regulation of PNC Bank and its subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of stockholders or creditors of national banks or their subsidiaries. The FRB has regulatory and supervisory authority with respect to PNC's non-U.S. activities and investments, including non-U.S. activities and investments of BlackRock, as well as with respect to its non-bank subsidiaries.

     Because BlackRock is a consolidated subsidiary of PNC Bank, federal restrictions on the payment of dividends by PNC Bank might be applied to BlackRock. Under federal law, OCC approval is needed before PNC Bank may pay dividends in any year in which the total of all dividends paid would exceed the total of PNC Bank's net profits for that year combined with its retained net profits from the prior two years. PNC Bank also may not pay dividends exceeding its capital surplus.

     As an operating subsidiary of a national bank, BlackRock may not conduct new activities, establish a subsidiary, or acquire the stock or assets of another company unless it obtains the approval of the OCC or, with respect to most non-U.S. activities or investments, the FRB. The OCC will generally approve only those activities and investments that are legally permissible for a national bank and consistent with prudent banking principles and regulatory policy. The FRB will approve only those activities that are usual in connection with the transaction of the business of banking or other financial operations outside of the United States. Investment management firms with which BlackRock competes commonly invest in investment companies and private investment funds to which they provide services. BlackRock may invest in investment companies and private investment funds to which it provides advisory, administrative or other services, to the extent consistent with applicable law and regulatory interpretations, including applicable banking laws. BlackRock's current domestic and overseas activities are, with the limited exception of the activities of BlackRock's financial subsidiaries discussed below, permissible for a national bank.

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

     The GLB Act also permits a national bank, such as PNC Bank, to engage through the formation of a "financial subsidiary" in expanded activities, including securities underwriting and dealing.

     In order to qualify to establish or acquire a financial subsidiary, a national bank and each of its depository institution affiliates must be "well capitalized" and "well managed," and may not have a less than satisfactory Community Reinvestment Act rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of 45% of the parent bank's total assets or $50 billion. A national bank that is one of the largest 100 insured banks must also have issued debt with a certain rating. In addition to calculating its risk-based capital on a generally accepted accounting principles (GAAP) basis, a national bank with one or more financial subsidiaries must also be well capitalized after excluding from its assets and equity all equity investments, including retained earnings in a financial subsidiary, and the assets of the financial subsidiary from the bank's consolidated assets. Any published financial statement for a national bank with a financial subsidiary must provide risk-based capital information both in accordance with GAAP and as described above. The bank must also have policies and procedures to assess financial subsidiary risks and potential liabilities and protect the bank from such risks and potential liabilities.

     Pursuant to the GLB Act, PNC Bank has filed a "financial subsidiary certification" with the OCC. In accordance with the financial subsidiary provisions, BlackRock, while remaining an operating subsidiary of a national bank, may establish financial subsidiaries that engage in a broader range of activities than would be permissible for an operating subsidiary of a national bank. BlackRock has utilized this authority and established two financial subsidiaries that engage in the activities of providing initial funding to mutual funds and holding certain equity interests permissible for a financial subsidiary.

     Under the GLB Act and the OCC's proposed regulations, if a national bank that has one or more financial subsidiaries, or any depository institution affiliate of such national bank, subsequently fails to be "well capitalized" or "well managed," the national bank must enter into an agreement with the OCC to correct the condition. The OCC has the authority to limit the activities of such a national bank. If the condition is not corrected within six months or within any additional time granted by the OCC, the national bank could be required to divest the activities conducted in reliance upon the financial subsidiary authority. In addition, if the bank or any insured depository institution affiliate receives a less than satisfactory Community Reinvestment Act examination rating, the national bank would not be permitted to engage in new activities, or to make new investments, in reliance upon the financial subsidiary authority.

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

     Under federal law, PNC Bank and its subsidiaries, including BlackRock, generally may not engage in transactions with PNC or its non-bank subsidiaries, except on terms and under circumstances that are substantially the same as those prevailing for comparable transactions involving nonaffiliated companies, or, in the absence of comparable transactions, that in good faith would be offered to or would apply to nonaffiliated companies. In addition, certain transactions, including loans and other extensions of credit, guarantees, investments, and asset purchases between PNC Bank and its subsidiaries, including BlackRock, on the one hand, and PNC and its nonbank subsidiaries, on the other hand, are limited to 10% of PNC Bank's capital and loan loss reserve allowance for transactions with a single company and to 20% of PNC Bank's capital and loan loss reserve allowance for aggregate transactions with PNC and all of its nonbank subsidiaries and other affiliates. In certain circumstances, federal regulatory authorities may impose more restrictive limitations. Such extensions of credit, with limited exceptions, must be fully collateralized. These affiliate transaction restrictions also apply in some cases to loans or other transactions between PNC Bank or BlackRock, on the one hand, and financial subsidiaries of PNC Bank or BlackRock or investment funds advised by BlackRock, on the other.

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

     PNC's bank subsidiaries are subject to "cross-guarantee" provisions under federal law that provide if one of these banks or thrifts fails or requires FDIC assistance, the FDIC may assess a "commonly controlled" bank or thrift, such as PNC Bank, for the estimated losses suffered by the FDIC. The FDIC's claim is superior to the claims of affiliates, such as BlackRock, and of stockholders of the banks. At December 31, 2000, all of PNC's bank subsidiaries exceeded the required ratios for classification as "well capitalized" under statutory and regulatory standards.

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

     PNC currently holds its ownership interest in BlackRock through a subsidiary of PNC Bank. As such, BlackRock currently is not subject to regulation under the nonbanking provisions of the Bank Holding Company Act. If PNC were instead to hold its ownership interest in BlackRock at the holding company level, BlackRock would no longer be subject to OCC supervision and regulation as a subsidiary of a national bank, but would instead become subject to FRB supervision and regulation as a nonbank subsidiary of a financial holding company. A nonbank subsidiary of a financial holding company may engage in insurance underwriting, insurance investment, real estate investment or development, and merchant banking activities as well as the activities permissible for a financial subsidiary of a national bank.

     The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the above discussion is general in nature and does not purport to be complete.

Item 2. PROPERTIES

     BlackRock's principal office is located at 345 Park Avenue, New York, New York. The Company also leases space at 101 East 52nd Street, New York, New York, 40 East 52nd Street, New York, New York, Philadelphia, Pennsylvania, Wilmington, Delaware, Edinburgh, Scotland, Hong Kong, San Francisco, California, Kingwood, Texas and White Plains, New York. During the fourth quarter of 1999, the Company purchased land in Wilmington, Delaware and is presently constructing an 84,000 square foot office building at an estimated cost, including land, of approximately $25 million. This facility is scheduled to be completed in the first quarter of 2001 and will house all of the Company's Philadelphia and Delaware operations.

     On May 3, 2000, BlackRock signed a lease with 40 East 52nd Street L.P. for approximately 171,000 square feet of office space at 40 East 52nd Street, New York, New York. This location will be BlackRock's corporate headquarters and will accommodate all of BlackRock's current New York City-based operations. Under the lease, BlackRock occupied approximately 19,000 square feet in July 2000 with the remaining 152,000 square feet to commence on or about September 1, 2001. The 152,000 square feet of new space will be placed in service in early 2002.

Item 3. LEGAL PROCEEDINGS

     BlackRock and persons to whom BlackRock may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not at the present time anticipate that the ultimate aggregate liability, if any, arising out of such lawsuits will have a material adverse effect on BlackRock's financial position. At the present time, management is not in a position to determine whether any such pending or threatened litigation will have a material adverse effect on BlackRock's results of operations in any future reporting period.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of BlackRock's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Part II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
         MATTERS

     BlackRock's class A common stock is listed on the New York Stock Exchange and is traded under the symbol "BLK". BlackRock's class B common stock is not included for listing or quotation on any established market. At the close of business on March 9, 2001 there were 41 class A common stockholders of record and 53 class B common stockholders of record.

     The following table sets forth for the periods indicated the high and low reported sale prices per share for the class A common stock as reported on the NYSE (BlackRock's class A common stock began trading on the NYSE on October 1, 1999):


                                         Stock Price Ranges
                                       ----------------------     -------
            2000                         High           Low        Close
----------------------------           --------       -------     -------

First Quarter                           $25.00        $15.00      $20.25
Second Quarter                          $36.00        $20.25      $29.00
Third Quarter                           $42.63        $28.31      $32.00
Fourth Quarter                          $48.00        $31.88      $42.00

            1999
----------------------------

Fourth Quarter                          $19.38        $12.50      $17.19
 (Commencing October 1, 1999)

Dividends

     BlackRock has not declared any dividends on its common stock and presently intends to retain future earnings, if any, for the development of our business and therefore does not anticipate that our board of directors will declare or pay any dividends on the class A common stock and class B common stock in the foreseeable future. The declaration and payment of dividends by BlackRock are subject to the discretion of our board of directors. BlackRock is a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. The board of directors will determine future dividend policy based on our results of operations, financial conditions, capital requirements and other circumstances. In addition, because we are a consolidated subsidiary of PNC Bank, federal banking restrictions on payments of dividends by PNC Bank may apply to us.

Item 6.  SELECTED FINANCIAL DATA

     The consolidated financial statements of BlackRock include the "carved out" historical operating results of the asset management businesses of PNC which were consolidated under BlackRock in 1998 as if the combined operations had been a separate entity prior to the formation of BlackRock. The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                            SELECTED FINANCIAL DATA
                 (amounts in thousands, except per share data)


                                                                                              Year Ended
                                                                                             December 31,
                                                                  --------------------------------------------------------------
                                                                        2000         1999         1998         1997         1996
                                                                  ----------    ---------    ---------    ---------     --------
Income statement data
----------------------------------------------------
Revenue
Investment advisory and administration fees:
  Mutual funds                                                     $ 229,259    $ 214,728    $ 162,487    $ 117,977     $ 87,189
  Separate accounts                                                  223,521      154,046      101,352       62,985       43,069
  BlackRock Asset Investors (BAI)/1/                                       -       (7,072)      61,199       13,867        6,061
                                                                  ----------    ---------    ---------    ---------     --------
Total investment advisory and administration fees                    452,780      361,702      325,038      194,829      136,319
Other income                                                          24,092       19,279       14,444       10,644       10,159
                                                                  ----------    ---------    ---------    ---------     --------
Total revenue                                                        476,872      380,981      339,482      205,473      146,478

Expense
  Employee compensation and benefits                                 189,684      138,025      109,741       73,217       53,703
  BAI incentive compensation/1/                                            -       (5,387)      44,806        9,688        3,525
  Fund administration and servicing costs-affiliates                  75,686       78,666       52,972       27,278       19,611
  General and administration                                          58,311       48,570       38,696       29,764       24,500
  Amortization of intangible assets                                   10,153        9,653        9,653        9,653        9,603
  Closed-end fund offering costs                                           -          511        4,252            -            -
                                                                  ----------    ---------    ---------    ---------     --------
Total expense                                                        333,834      270,038      260,120      149,600      110,942
                                                                  ----------    ---------    ---------    ---------     --------
Operating income                                                     143,038      110,943       79,362       55,873       35,536
                                                                  ----------    ---------    ---------    ---------     --------
Non-operating income (expense)
  Interest and dividend income                                         7,734        3,445        1,995        3,117        1,877
  Interest expense                                                      (855)     (10,938)     (13,347)     (20,249)     (19,975)
                                                                  ----------    ---------    ---------    ---------     --------
                                                                       6,879       (7,493)     (11,352)     (17,132)     (18,098)

Income before income taxes                                           149,917      103,450       68,010       38,741       17,438
  Income taxes                                                        62,556       44,033       32,395       16,655        8,475
                                                                  ----------    ---------    ---------    ---------     --------
Net income                                                         $  87,361    $  59,417    $  35,615    $  22,086     $  8,963
                                                                  ==========    =========    =========    =========     ========
Per share data (unaudited)
----------------------------------------------------
Basic earnings                                                     $    1.37    $    1.04    $    0.67    $    0.49     $   0.20
Diluted earnings                                                        1.35         1.04         0.66         0.49         0.20
Book value                                                              5.75         4.39         1.94         1.00         0.72
Market value                                                           42.00        17.19            -            -            -
Cash dividends declared per common share                                 N/A          N/A          N/A          N/A          N/A

Balance sheet data
----------------------------------------------------
Intangible assets                                                  $ 192,142    $ 194,257    $ 203,910    $ 213,563     $223,216
Total assets                                                         537,003      447,582      440,784      335,507      332,719
Long-term debt                                                             -            -      178,200      206,432      234,255
Total liabilities                                                    168,762      167,056      334,593      290,544      300,047
Stockholders' equity                                                 368,241      280,526      106,191       44,963       32,672

Other financial data (unaudited)
----------------------------------------------------
Assets under management ($ in millions)
Separate accounts:
  Fixed income*                                                    $ 107,022    $  75,206    $  52,869    $  39,261     $ 28,958
  Liquidity                                                           17,996       20,934       13,826       10,019        7,430
  Equity*                                                              8,725        3,080        2,417        1,763        1,204
                                                                  ----------    ---------    ---------    ---------     --------
  Subtotal                                                           133,743       99,220       69,112       51,043       37,592
                                                                  ----------    ---------    ---------    ---------     --------
Mutual funds:
  Fixed income                                                        13,317       13,318       13,888       13,714       12,546
  Liquidity                                                           43,190       36,587       35,555       29,827       23,933
  Equity                                                              13,519       15,392       12,087       10,829        8,643
                                                                  ----------    ---------    ---------    ---------     --------
  Subtotal                                                            70,026       65,297       61,530       54,370       45,122
                                                                  ----------    ---------    ---------    ---------     --------
Total                                                              $ 203,769    $ 164,517    $ 130,642    $ 105,413     $ 82,714
                                                                  ==========    =========    =========    =========     ========

*    including alternative investment products.

/1/ Pursuant to a plan of liquidation, the assets of BAI were sold in 1999 and its business operations terminated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General".

 N/A  Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  BlackRock, Inc., a Delaware corporation (together with its subsidiaries "BlackRock" or the "Company"), is one of the 25 largest investment management firms in the United States with approximately $204 billion of assets under management at December 31, 2000. BlackRock is a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. ("PNC"), one of the largest diversified financial service companies in the United States operating community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. PNC acquired BlackRock in 1995 and consolidated a substantial part of PNC's asset management businesses under the BlackRock name in 1998. On October 1, 1999, BlackRock offered 9 million shares of class A common stock in an initial public offering ("IPO").
As of December 31, 2000, PNC indirectly owns approximately 70%, the public owns approximately 15% and BlackRock employees own approximately 15% of BlackRock.

  The consolidated financial statements of BlackRock include the "carved out" historical operating results of the asset management businesses of PNC that were consolidated under BlackRock in 1998 as if the combined operations had been a separate entity prior to the formation of BlackRock. The following table summarizes BlackRock's operating performance for the years ended December 31, 2000, 1999 and 1998.

                                BlackRock, Inc.
                             Financial Highlights
                      ($ in thousands, except share data)
                                  (unaudited)


                                                                        Year Ended                                   %
                                                                       December 31,                               Change
                                                      -------------------------------------------    -----------------------------
                                                           2000            1999            1998      2000 vs. 1999   1999 vs. 1998
                                                      -----------     -----------     -----------    -------------   -------------
Total revenue                                         $   476,872     $   380,981     $   339,482         25%             12%
Total expense                                         $   333,834     $   270,038     $   260,120         24%              4%
Operating income                                      $   143,038     $   110,943     $    79,362         29%             40%
Net income                                            $    87,361     $    59,417     $    35,615         47%             67%
Diluted earnings per share                            $      1.35     $      1.04     $      0.66         30%             58%
Pro-forma diluted earnings per share (a)              $      1.35     $      0.99     $      0.64         36%             55%
Diluted cash earnings per share (b)                   $      1.51     $      1.21     $      0.84         25%             44%
Pro-forma diluted cash earnings per share (a)(b)      $      1.51     $      1.14     $      0.80         32%             43%
Average diluted shares outstanding                     64,590,707      57,268,912      53,682,204         13%              7%
EBITDA (c)                                            $   170,767     $   132,541     $    94,209         29%             41%
Operating margin (d)                                         35.7%           36.7%           27.7%

Assets under management ($ in millions)               $   203,769     $   164,517     $   130,642         24%             26%

(a) Based on adjusting 1999 and 1998 net income to reflect the after-tax interest expense benefit of retiring $115 million of debt with the net proceeds of the Company's IPO and adjusting the weighted-average diluted shares outstanding to reflect the offering of 9 million shares in the IPO.
(b) Net income plus amortization expense for the period divided by average diluted shares outstanding.
(c)  Earnings before interest, taxes, depreciation and amortization.
(d) Operating income divided by total revenue less fund administration and servicing costs-affiliates.

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

  BlackRock provides a variety of risk management and technology services to insurance companies, finance companies, pension funds, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. The fees earned on risk management advisory assignments are recorded as other income.

  BlackRock Asset Investors ("BAI") was an alternative investment product created in 1994 in response to the opportunity that the Company perceived in the commercial real estate sector. Due to reduced opportunities to generate appropriate returns, BAI's Board of Trustees and shareholders approved management's recommendation in 1997 to liquidate the fund, which was completed on September 27, 1999. The net impact to BlackRock's operating income as a result of the liquidation, which involved the sale of BAI's assets was a loss of $1.7 million and a gain of $16.4 million for the years ended December 31, 1999 and 1998, respectively.

  In May 1998, PNC's private bank, PNC Advisors, converted approximately $8.2 billion of common trust assets into the BlackRock Funds. Prior to the conversion, the Company received subadvisory fees for investment management services provided on these assets. Subsequent to the conversion, as sponsor to the BlackRock Funds, BlackRock is required to report advisory and administration revenues on these assets gross with amounts paid to PNC Advisors, as subadvisor and subadministrator, reported as a separate operating expense. Accordingly, BlackRock's mutual fund advisory and administration fees and fund administration and servicing costs-affiliates for 1999 and 1998 reflect significant increases associated with the conversion.

  Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, general and administration, and amortization of intangible assets. Employee compensation and benefit expense reflects salaries, deferred and incentive compensation, and related benefit costs. BAI incentive compensation expense reflects compensation earned by investment advisory and other employees of BlackRock in accordance with various contractual and other arrangements with PNC and the fund. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities, primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds. Intangible assets at December 31, 2000 and 1999 were $192.1 million and $194.3 million, respectively, with annual amortization expense of approximately $10.2 million and $9.7 million, respectively. Intangible assets reflect PNC's acquisition of BlackRock Financial Management, L.P. ("BFM") on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000. This agreement assigns the managerial rights and duties of CORE Cap, Inc.'s external manager to BlackRock for consideration in the amount of $12.5 million to be paid by BlackRock over a ten-year period. The present value of the acquired contract using a 10 percent imputed interest rate approximated $8.0 million which was recorded as an intangible asset and is being amortized over ten years.

Assets Under Management

  Assets under management ("AUM") increased $39.3 billion, or 24%, to $203.8 billion at December 31, 2000, compared with $164.5 billion at December 31, 1999. The growth in assets under management was attributable to increases of $34.6 billion in separate accounts and $4.7 billion in mutual fund assets. The increase in separate accounts was due to net asset growth of $25.9 billion and market appreciation of $8.7 billion. Net asset growth in fixed income and equity accounts was $22.7 billion and $6.2 billion, respectively, while liquidity separate accounts experienced net redemptions of $3.0 billion. The increase in fixed income assets was attributable to strong relative investment performance, while the growth in equity separate account assets was primarily the result of new business generated by the European equity team that joined BlackRock in January 2000. BlackRock believes that the $3.0 billion decline in liquidity separate accounts was primarily due to institutions maintaining unusually large cash reserves at the end of 1999 as a result of year 2000 readiness concerns. The $8.7 billion of market appreciation in separate accounts was primarily due to declines in market interest rates. The $4.7 billion increase in mutual fund assets reflected net subscriptions of $7.1 billion largely attributable to strong sales of BlackRock Provident Institutional Funds ("BPIF") which were partially offset by market depreciation of $2.4 billion due to declines in the equity markets.

                                              Year Ended
                                              December 31,                             % Change
                                  ----------------------------------        -------------------------------
                                     2000         1999        1998          2000 vs. 1999     1999 vs. 1998
                                  ---------     --------   ---------        -------------     -------------
                                            ($ in millions)
   Separate Accounts
     Fixed income*                 $107,022     $ 75,206    $ 52,869             42.3%             42.2%
     Liquidity                       17,996       20,934      13,826            (14.0)             51.4
     Equity*                          8,725        3,080       2,417            183.3              27.4
                                  ---------     --------   ---------        -------------     -------------
     Subtotal                       133,743       99,220      69,112             34.8              43.6
                                  ---------     --------   ---------        -------------     -------------
   Mutual Funds
     Fixed income                    13,317       13,318      13,888                -              (4.1)
     Liquidity                       43,190       36,587      35,555             18.0               2.9
     Equity                          13,519       15,392      12,087            (12.2)             27.3
                                  ---------     --------   ---------        -------------     -------------
     Subtotal                        70,026       65,297      61,530              7.2               6.1
                                  ---------     --------   ---------        -------------     -------------
   Total                           $203,769     $164,517    $130,642             23.9%             25.9%
                                  =========     ========    ========        =============     =============

   * includes alternative investment products.

  The following tables present the component changes in BlackRock's assets under management for the years ended December 31, 2000, 1999 and 1998, respectively. The data reflects certain reclassifications between net subscriptions (redemptions) and market appreciation (depreciation) from amounts previously reported.

  Net subscriptions increased each of the last three years with net inflows of $33.0 billion, $32.7 billion and $20.8 billion for the years ended December 31, 2000, 1999 and 1998, respectively. For the three year period ended December 31, 2000 net subscriptions accounted for 88% of asset growth while market appreciation accounted for 12%.

                                                                                             Year ended
                                                                                            December 31,
                                                                         -------------------------------------------------
                                                                            2000                1999                1998
                                                                         ---------            --------            --------
                                                                                          ($ in millions)
Separate Accounts
 Beginning assets under management                                       $  99,220            $ 69,112            $ 51,043
 Net subscriptions                                                          25,890              30,183              15,166
 Market appreciation (depreciation)                                          8,633                 (75)              2,903
                                                                         ---------            --------            --------
 Ending assets under management                                            133,743              99,220              69,112
                                                                         ---------            --------            --------

Mutual Funds
 Beginning assets under management                                          65,297              61,530              54,370
 Net subscriptions                                                           7,132               2,524               5,674
 Market appreciation (depreciation)                                         (2,403)              1,243               1,486
                                                                         ---------            --------            --------
 Ending assets under management                                             70,026              65,297              61,530
                                                                         ---------            --------            --------

Total                                                                    $ 203,769            $164,517            $130,642
                                                                         =========            ========            ========

 Net subscriptions                                                        $ 33,022            $ 32,707            $ 20,840
 % of change in AUM from net subscriptions                                    84.1%               96.6%               82.6%

                                                                                          Year ended
                                                                                          December 31,
                                                              ---------------------------------------------------------------
                                                                   2000                      1999                  1998
                                                              -----------------     ---------------------      --------------
                                                                                        ($ in millions)
Separate Accounts
Fixed Income*
Beginning assets under management                                  $ 75,206               $52,869                   $39,261
Net subscriptions                                                    22,685                23,317                    10,928
Market appreciation (depreciation)                                    9,131                  (980)                    2,680
                                                              -------------          ------------                ----------
Ending assets under management                                      107,022                75,206                    52,869
                                                              -------------          ------------                ----------
Liquidity
Beginning assets under management                                    20,934                13,826                    10,019
Net subscriptions (redemptions)                                      (3,028)                7,061                     3,788
Market appreciation                                                      90                    47                        19
                                                              -------------          ------------                ----------
Ending assets under management                                       17,996                20,934                    13,826
                                                              -------------          ------------                ----------
Equity*
Beginning assets under management                                     3,080                 2,417                     1,763
Net subscriptions (redemptions)                                       6,233                  (195)                      450
Market appreciation (depreciation)                                     (588)                  858                       204
                                                              -------------          ------------                ----------
Ending assets under management                                        8,725                 3,080                     2,417
                                                              -------------          ------------                ----------
Total Separate Accounts
Beginning assets under management                                    99,220                69,112                    51,043
Net subscriptions                                                    25,890                30,183                    15,166
Market appreciation (depreciation)                                    8,633                   (75)                    2,903
                                                              -------------          ------------                ----------
Ending assets under management                                     $133,743               $99,220                   $69,112
                                                              =============          ============                ==========

*includes alternative investment products.

                                                                                         Year ended
                                                                                        December 31,
                                                            ---------------------------------------------------------------------
                                                                    2000                    1999                      1998
                                                            -------------------      --------------------        ----------------
                                                                                       ($ in millions)
Mutual Funds
BlackRock Funds
Beginning assets under management                                      $27,339                $24,231                      $22,129
Net subscriptions                                                        1,834                  1,459                          718
Market appreciation (depreciation)                                      (2,814)                 1,649                        1,384
                                                             -----------------       ----------------              ---------------
Ending assets under management                                          26,359                 27,339                       24,231
                                                             -----------------       ----------------              ---------------
BlackRock Global Series
Beginning assets under management                                            -                      -                            -
Net subscriptions                                                           72                      -                            -
Market appreciation                                                          3                      -                            -
                                                             -----------------       ----------------              ---------------
Ending assets under management                                              75                      -                            -
                                                             -----------------       ----------------              ---------------
BlackRock Provident Insititutional Funds (BPIF)*
Beginning assets under management                                       25,554                 25,368                       20,278
Net subscriptions                                                        6,688                    186                        5,090
Exchanges                                                                4,096                      -                            -
                                                             -----------------       ----------------              ---------------
Ending assets under management                                          36,338                 25,554                       25,368
                                                             -----------------       ----------------              ---------------
Closed End Funds
Beginning assets under management                                        7,340                  7,756                        8,114
Net redemptions                                                           (984)                   (10)                        (460)
Market appreciation (depreciation)                                         408                   (406)                         102
                                                             -----------------       ----------------              ---------------
Ending assets under management                                           6,764                  7,340                        7,756
                                                             -----------------       ----------------              ---------------
Short Term Investment Funds (STIF)*
Beginning assets under management                                        5,064                  4,175                        3,849
Net subscriptions (redemptions)                                           (478)                   889                          326
Exchanges                                                               (4,096)                     -                            -
                                                             -----------------       ----------------              ---------------
Ending assets under management                                             490                  5,064                        4,175
                                                             -----------------       ----------------              ---------------
Total Mutual Funds
Beginning assets under management                                       65,297                 61,530                       54,370
Net subscriptions                                                        7,132                  2,524                        5,674
Market appreciation (depreciation)                                      (2,403)                 1,243                        1,486
                                                             -----------------       ----------------              ---------------
Ending assets under management                                         $70,026                $65,297                      $61,530
                                                             =================       ================              ===============

*During the fourth quarter of 2000, $4.1 billion of STIF assets under management were exchanged into the BPIF product.

Operating results for year ended December 31, 2000 as compared with year ended December 31, 1999.

Revenue

     Total revenue for the year ended December 31, 2000 increased $95.9 million or 25% to $476.9 million compared with the year ended December 31, 1999. Investment advisory and administration fees increased $91.1 million to $452.8 million for the year ended December 31, 2000, compared with $361.7 million for the year ended December 31, 1999. The growth in investment advisory and administration fees was primarily due to increases in assets under management, which totaled $203.8 billion at December 31, 2000, a 24% increase compared with December 31, 1999.


                                                                      Year ended
                                                                     December 31,                             Change
                                                               -------------------------            -----------------------------
                                                                   2000         1999                     Amount         Percent
                                                               ----------   ------------            ---------------  ------------
                                                                   ($ in thousands)                 ($ in thousands)
Investment advisory and administration fees:
   Mutual funds                                                      $229,259     $214,728                  $14,531         6.8%
   Separate accounts                                                  223,521      154,046                   69,475        45.1
   BAI revenue                                                              -       (7,072)                   7,072       100.0%
                                                                 ------------    ---------                ---------      ------
Total investment advisory and administration fees:                    452,780      361,702                   91,078        25.2
   Other income                                                        24,092       19,279                    4,813        25.0
                                                                 ------------    ---------                ---------      ------
Total revenue                                                        $476,872     $380,981                  $95,891        25.2%
                                                                 ============    =========                =========      ======

     NM-Not meaningful



     Mutual fund advisory and administration fees increased $14.5 million or 7% to $229.3 million for the year ended December 31, 2000 compared with the year ended December 31, 1999, primarily due to a $4.7 billion or 7% increase in assets under management. Separate account advisory fees increased $69.5 million or 45%, primarily due to a $34.6 billion or 35% increase in assets under management and higher performance fees associated with alternative investment products. Excluding alternative product performance fees of $50.2 million in 2000 as compared to $24.7 million in 1999, all other separate account advisory fees increased $44.0 million or 34%. The $7.1 million change in BAI advisory fees was due to the fund's liquidation in 1999. Other income increased $4.8 million or 25%, primarily due to increased sales of risk management and technology products and portfolio accounting services.

Expense

     Total expense increased $63.8 million or 24% to $333.8 million for the year ended December 31, 2000, compared with $270.0 million for the year ended December 31, 1999. The change was primarily the result of increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

                                                                           Year ended
                                                                          December 31,                        Change
                                                                  ------------------------------    -----------------------------
                                                                      2000              1999             Amount         Percent
                                                                  --------------    ------------    --------------   ------------
                                                                           ($ in thousands)         ($ in thousands)
Employee compensation and benefits                                     $189,684        $138,025             $51,659        37.4%
BAI incentive compensation                                                    -          (5,387)              5,387      (100.0)
Fund administration and servicing costs-affiliates                       75,686          78,666              (2,980)       (3.8)
General and administration                                               58,311          49,081               9,230        18.8
Amortization of intangible assets                                        10,153           9,653                 500          NM
                                                                   ------------      ----------           ---------      ------
   Total expense                                                       $333,834        $270,038             $63,796        23.6%
                                                                   ============      ==========           =========      ======

   NM- Not meaningful

  Employee compensation and benefits increased $51.7 million primarily due to additional expenses of $32.6 million for incentive compensation largely based on operating profit growth and $19.1 million related to salary and benefits.
Salary and benefit cost increases reflected a 15% increase in full-time employees to support business growth and $4.2 million of additional accruals reflecting a determination by the Compensation Committee of the Board of Directors of the Company to increase incentive compensation and related benefits due to the Company's strong operating performance. The change in BAI incentive compensation was due to the fund's liquidation in 1999. Fund administration and servicing costs-affiliates declined $3.0 million or 4% due to lower costs on PNC client assets invested in the BlackRock Funds. General and administration expenses increased $9.2 million or 19% primarily due to a $4.3 million increase in marketing and promotional costs; a $1.9 million increase in office and related services; and a $2.2 million increase in portfolio data and related service expenses.

Operating Income and Net Income

  Operating income was $143.0 million for the year ended December 31, 2000, representing a $32.1 million or 29% increase compared with the year ended December 31, 1999. Non-operating income increased $14.4 million to $6.9 million for the year ended December 31, 2000 as compared with $7.5 million of non-operating expense for the year ended December 31, 1999. The significant improvement largely reflects reduced interest expense associated with the
repayment of debt including $115 million in net proceeds from the IPO.   In
addition, interest income increased $4.3 million due to additional investments of the Company's cash flow from operations. Income tax expense was $62.6 million and $44.0 million, representing effective tax rates of 41.7% and 42.6% for the years ended December 31, 2000 and 1999, respectively. Net income totaled $87.4 million for the year ended December 31, 2000 compared with $59.4 million for the year ended December 31, 1999, representing an increase of $27.9 million or 47%.

Operating results for year ended December 31, 1999 as compared with year ended December 31, 1998.

Revenue

  Total revenue for the year ended December 31, 1999 increased $41.5 million or 12% to $381.0 million compared with the year ended December 31, 1998. Investment advisory and administration fees increased $36.7 million to $361.7 million for the year ended December 31, 1999, compared with $325.0 million for the year ended December 31, 1998. The growth in investment advisory and administration fees was primarily due to increases in assets under management, which totaled $164.5 billion at December 31, 1999, a 26% increase compared with December 31, 1998.


                                                                        Year ended
                                                                       December 31,                            Change
                                                               ---------------------------         --------------------------------
                                                                   1999             1998                Amount             Percent
                                                               ----------         --------         --------------       -----------
                                                                      ($ in thousands)            ($ in thousands)
Investment advisory and administration fees:
     Mutual funds                                                   $214,728          $162,487             $ 52,241          32.2%
     Separate accounts                                               154,046           101,352               52,694          52.0
     BAI revenue                                                      (7,072)           61,199              (68,271)           NM
                                                                ------------         ---------            ---------         -----
Total investment advisory and administration fees:                   361,702           325,038               36,664          11.3
     Other income                                                     19,279            14,444                4,835          33.5
                                                                ------------         ---------            ---------         -----
Total revenue                                                       $380,981          $339,482             $ 41,499          12.2%
                                                                ============         =========            =========         =====

     NM-Not meaningful

     Mutual fund advisory and administration fees increased $52.2 million for the year ended December 31, 1999, of which approximately $32.7 million reflects increases largely attributable to the May 1998 conversion of $8.2 billion of PNC common trust assets into the BlackRock Funds. The remaining $19.5 million increase in mutual fund advisory and administration fees was due to a $3.8 billion increase in mutual fund assets under management. Separate account advisory fees increased $52.7 million largely as a result of a $30.1 billion growth in separate account assets under management as well as an $11.7 million increase in performance fees earned on BlackRock's alternative investment products. BAI revenues decreased $68.3 million due to the discontinuance of business activity and reversals of previously accrued performance fees associated with the fund's liquidation. Other income increased $4.8 million or 34%, primarily due to new risk management advisory engagements which included a $2.0 million increase for additional services provided to PNC.

Expense

  Total expense increased $9.9 million or 4% to $270.0 million for the year ended December 31, 1999, compared with $260.1 million for the year ended December 31, 1998 as a result of increases in employee compensation and benefits, fund administration and servicing costs-affiliates and general and administration expenses, partially offset by lower BAI incentive compensation expense related to the fund's liquidation.

                                                                      Year ended
                                                                     December 31,                          Change
                                                           ---------------------------------    ------------------------------
                                                                  1999              1998           Amount             Percent
                                                           ---------------      ------------    ------------        ----------
                                                                   ($ in thousands)             ($ in thousands)

Employee compensation and benefits                              $138,025           $109,741          $ 28,284              25.8%
BAI incentive compensation                                        (5,387)            44,806           (50,193)              NM
Fund administration and servicing costs-affiliates                78,666             52,972            25,694              48.5
General and administration                                        49,081             42,948             6,133              14.3
Amortization of goodwill                                           9,653              9,653                 -                 -
                                                              ----------         ----------         ---------            ------
   Total expense                                                $270,038           $260,120          $  9,918               3.8%
                                                              ==========         ==========         =========            ======

   NM- Not meaningful


     Employee compensation and benefits increased $28.3 million due to additional expenses of $10.5 million related to salary and benefits and $17.8 million for incentive compensation primarily based on operating profit growth. Employee compensation and benefit cost increases were attributable to a 19% increase in full-time employees to support business growth and enhancements to PNC's 401(k) plan that were partially offset by the adoption of SOP 98-1 (Accounting for the Cost of Computer Software Developed or Obtained for Internal
Use) in 1999 which resulted in a capitalization of approximately $4.9 million of costs. Fund administration and servicing costs-affiliates increased $25.7 million of which $24.6 million reflects increases largely attributable to the May 1998 conversion of $8.2 billion of PNC common trust funds into the BlackRock Funds. General and administration expenses increased $6.1 million primarily due to additional expenditures related to systems and communications and occupancy and office services. These increases reflect the substantial rise in full-time employment associated with business growth experienced during the period, as well as a change in depreciable life on equipment from five years to three years. BAI incentive compensation decreased by $50.2 million due to the discontinuance of business activity and reversals of previously accrued incentive compensation associated with the fund's liquidation.

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

Liquidity and Capital Resources

     BlackRock historically met its working capital requirements through cash generated by its operating activities and borrowings from PNC Bank, N.A., an indirect, wholly-owned subsidiary of PNC, under a $175.0 million revolving credit facility. Cash provided by operating activities totaled $108.6 million, $116.3 million and $53.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

     Net cash flow used in investing activities was $45.7 million, $18.9 million and $5.0 million for the years ended December 31, 2000, 1999 and 1998,
respectively.   Capital expenditures for property and equipment were $32.8 million, $18.9 million and $8.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Capital expenditures in 2000 includes approximately $20.0 million in construction costs incurred through December 31, 2000 on a new 84,000 square foot office building in Wilmington, Delaware as well as higher technology investments associated with risk management activities and increased office and related costs to support personnel growth. Net purchases of investments were $12.9 million for the year ended December 31, 2000 and represented seed investments made in certain new BlackRock Funds and alternative investment products.

     Net cash flow used in financing activities was $27.1 million, $53.8 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Debt at December 31, 1998 included $150.0 million outstanding on a $175.0 million revolving credit facility with PNC Bank due December 31, 2002, and $47.0 million on the unsecured note due through February 28, 2000 with B.P. Partners, L.P. Payments on this debt totaled $28.2 million, $168.8 million and $28.2 million for the years ended December 31, 2000, 1999 and 1998,
respectively.   On February 29, 2000 and February 28, 1999, the Company repaid
$28.2 million and $18.8 million, respectively, on the unsecured note with B.P. Partners, L.P., an entity comprised of former partners of BFM, who received deferred notes on February 28, 1995 as part of the purchase price for BFM. In its IPO on October 1, 1999, the Company issued 9 million shares of class A common stock to the public at an offering price of $14 per share. The proceeds from the IPO, net of underwriters' discount and estimated offering expenses, totaled approximately $114.9 million. These net proceeds were used to retire a portion of BlackRock's revolving credit facility with PNC Bank on October 7,
1999.   During 1998, BlackRock received $34.2 million in net proceeds from the sale of restricted stock to employees. On the March 31, 1998 formation date, $12.3 million in dividends were paid to PNC in order to establish an appropriate exchange ratio for PNC and employee ownership interests based on the fair market value of the combined businesses.

     Total capital at December 31, 2000 was $368.2 million and was comprised entirely of stockholders' equity. Total capital at December 31, 1999 was $308.7 million and was comprised of $280.5 million of stockholders' equity and $28.2 million of debt. Total capital at December 31, 1998 was $303.2 million and was comprised of $106.2 million of stockholders' equity and $197.0 million of debt.

Recent Accounting Developments

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

Interest Rates

     The value of assets under management is affected by changes in interest rates. Since BlackRock derives the majority of its revenues from investment advisory fees based on the value of assets under management, BlackRock's revenues may be adversely affected by changing interest rates. In a period of rapidly rising interest rates, BlackRock's assets under management would likely be negatively affected by reduced asset values and increased redemptions.

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

Forward-looking Statements

     This report and other documents filed by BlackRock with the Securities and Exchange Commission include forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the Company's future financial or business performance, conditions, strategies, expectations and goals. In addition, BlackRock may also include forward-looking statements in other written or oral statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outlook," "outcome," "continue," "remain," "maintain," "strive," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. BlackRock cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and BlackRock assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements and future results could differ materially from historical performance.

     In addition to factors previously disclosed by BlackRock and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the introduction, withdrawal, success and timing of business initiatives and strategies; economic conditions; changes in interest rates and financial and capital markets; the investment performance of BlackRock's advised or sponsored investment products and separately managed accounts; competitive conditions; capital improvement projects; future acquisitions; and the impact, extent and timing of technological changes and legislative and regulatory actions and reforms. Please refer to Exhibit 99.1 of this report and subsequent quarterly reports on Form 10-Q filed with the SEC for a more detailed discussion of these and other factors.

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

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors and executive officers set forth under the caption "Item 1: Election of Directors - Information Concerning the Nominees and Directors" of the Proxy Statement is incorporated herein by reference.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

     The information contained in the section captioned "Compensation of Executive Officers" and "Item 1: Election of Directors-Compensation of Directors" of the Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained in the section captioned "Ownership of BlackRock Common Stock" and "Ownership of PNC Common Stock" of the Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

             Included herein at pages F-1 through F-25.

         2.  Financial Data Schedules
             All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

         3.  Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

        Exhibit No.     Description
        -----------     -----------

        3.1*        Amended and Restated Certificate of Incorporation of the
                    Registrant.
        3.2*        Amended and Restated Bylaws of the Registrant.
        3.3***      Amendment No. 1 to the Amended and Restated Bylaws of the
                    Registrant.
        4.1*        Specimen of Common Stock Certificate (per class).
        4.2*        Amended and Restated Stockholders Agreement, dated September
                    30, 1999, by and among the Registrant, PNC Asset Management,
                    Inc. and certain employees of the Registrant and its
                    affiliates.
        10.1*       Tax Disaffiliation Agreement, dated October 6, 1999, among
                    BlackRock Inc., PNC Asset Management, Inc. and The PNC
                    Financial Services Group, Inc., formerly PNC Bank Corp.
        10.2*       1999 Stock Award and Incentive Plan. +
        10.3*       1999 Annual Incentive Performance Plan. +
        10.4*       Nonemployee Directors Stock Compensation Plan. +
        10.5*       Form of Employment Agreement. +
        10.6*       Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group,
                    Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.
        10.7*       Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain
                    holders of class B common stock of the Registrant.
        10.8*       Services Agreement, dated October 6, 1999, between the
                    Registrant and The PNC Financial Services Group, Inc.,
                    formerly PNC Bank Corp.
        10.9**      Amended and Restated Long-Term Deferred Compensation Plan. +
        10.10**     BlackRock International, Ltd. Amended and Restated Long-Term
                    Deferred Compensation Plan. +
        10.11****   Agreement of Lease, dated May 3, 2000, between 40 East 52nd
                    Street L.P. and the Registrant.
        10.12*****  Amendment No. 1 to the 1999 Stock Award and Incentive Plan.
                    +
        10.13*****  Amendment No. 1 to the 1999 Amended and Restated Long-Term
                    Deferred Compensation Plan. +
        10.14*****  Amendment No. 1 to the BlackRock International, Ltd. Amended
                    and Restated Long-Term Deferred Compensation Plan. +
        21.1        List of subsidiaries of the Registrant.
        23.1        Consent of Ernst & Young LLP.
        24.1        Powers of Attorney (Included on the Signature Pages hereto).
        99.1        Cautionary Statement for Purposes of the Safe Harbor
                    Provisions of the Private Securities Litigation Reform Act
                    of 1995.
        ------------------------------------------------------------------------
* Incorporated by Reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
** Incorporated by Reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
*** Incorporated by Reference to the Registrant's Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 1999.
**** Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

***** Incorporated by Reference to the Registrant's Quarterly Report on Form 10-
      Q (Commission File No. 001-15305), for the quarter ended September 30,
      2000.
+    Denotes management contractor compensatory plan.


(b)      Reports on Form 8-K

1. A current report on Form 8-K, dated October 12, 2000, was filed with the Securities and Exchange Commission in connection with BlackRock's results of operations for the three and nine months ended September 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant, BlackRock, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

By:/s/ Laurence D. Fink
   --------------------
   Laurence D. Fink
   Chairman, Chief Executive Officer and Director
   March 28, 2001

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


            Signature                                         Title                                  Date
            ---------                                         -----                                  ----

/s/ Laurence D. Fink                     Chairman, Chief Executive Officer and                  March 28, 2001
----------------------------------
    Laurence D. Fink                     Director (Principal Executive Officer)

/s/ Paul L. Audet                        Managing Director and Chief Financial Officer          March 28, 2001
----------------------------------
    Paul L. Audet                        (Principal Financial Officer)

/s/ Joseph Feliciani, Jr.                Director of Accounting                                 March 28, 2001
----------------------------------
    Joseph Feliciani, Jr.                (Principal Accounting Officer)

/s/ Murry S. Gerber                      Director                                               March 28, 2001
----------------------------------
    Murry S. Gerber

/s/ Walter E. Gregg, Jr.                 Director                                               March 28, 2001
----------------------------------
    Walter E. Gregg, Jr.

/s/ James Grosfeld                       Director                                               March 28, 2001
----------------------------------
    James Grosfeld

/s/ Frank T. Nickell                     Director                                               March 28, 2001
----------------------------------
    Frank T. Nickell

/s/ Thomas H. O'Brien                    Director                                               March 28, 2001
----------------------------------
    Thomas H. O'Brien

/s/ Helen P. Pudlin                      Director                                               March 28, 2001
----------------------------------
    Helen P. Pudlin

/s/ James E. Rohr                        Director                                               March 28, 2001
----------------------------------
    James E. Rohr

/s/ Ralph L. Schlosstein                 Director                                               March 28, 2001
----------------------------------
    Ralph L. Schlosstein

/s/ Lawrence M. Wagner                   Director                                               March 28, 2001
----------------------------------
    Lawrence M. Wagner

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

                        Report of Independent Auditors


The Board of Directors and Stockholders
BlackRock, Inc.

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. as of December 31, 2000 and 1999, and the consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlackRock, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP
----------------------------------
ERNST & YOUNG LLP


New York, New York
January 31, 2001

Management's Responsibility for Financial Reporting

BlackRock, Inc. is responsible for the preparation, quality and fair presentation of its published financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include judgments and estimates of management. BlackRock, Inc., also prepared the other information included in the Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

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

Management assessed BlackRock, Inc.'s internal control over financial reporting as of December 31, 2000. Based on this assessment management believes that BlackRock, Inc. maintained an effective internal control system over financial reporting as of December 31, 2000.



/s/ Laurence D. Fink                           /s/ Paul L. Audet
------------------------------------           --------------------------------
Laurence D. Fink                               Paul L. Audet
Chairman & Chief Executive Officer             Chief Financial Officer

                                BlackRock, Inc.
                Consolidated Statements of Financial Condition
                         (Dollar amounts in thousands)


                                                                                          December 31,
                                                                                 ------------------------------
                                                                                     2000                1999
                                                                                 -----------          ----------
Assets
Cash and cash equivalents                                                        $   192,590          $   157,129
Accounts receivable                                                                   81,800               63,726
Investments, available for sale (cost: $16,854 and $2,515, respectively)              13,316                2,255
Property and equipment, net                                                           45,598               22,677
Intangible assets (net of accumulated amortization of $56,768 and
    $46,615, respectively)                                                           192,142              194,257
Receivable from affiliates                                                             1,484                2,111
Other assets                                                                          10,073                5,427
                                                                                 -----------          -----------
    Total assets                                                                 $   537,003          $   447,582
                                                                                 ===========          ===========
Liabilities and stockholders' equity
Note and loan payable to affiliates                                              $         -          $    28,200
Accrued compensation                                                                 130,101               90,350
Accounts payable and accrued liabilities
    Affiliate                                                                         14,750               33,476
    Other                                                                             12,264               10,474
Accrued interest payable to affiliates                                                     -                  705
Acquired management contract obligation                                                8,040                    -
Other liabilities                                                                      3,607                3,851
                                                                                 -----------          -----------
     Total liabilities                                                               168,762              167,056
                                                                                 ===========          ===========

Stockholders' equity
Common stock, class A, 9,487,297 and
   9,000,000 shares issued, respectively                                                  95                   90
Common stock, class B, 54,509,875 and
   54,864,382 shares issued, respectively                                                545                  549
Additional paid-in capital                                                           172,156              169,554
Retained earnings                                                                    200,064              112,703
Unearned compensation                                                                 (2,126)              (2,139)
Accumulated other comprehensive loss                                                  (2,477)                (231)
Treasury stock, at cost                                                                  (16)                   -
                                                                                 -----------          -----------
     Total stockholders' equity                                                      368,241              280,526
                                                                                 -----------          -----------

Total liabilities and stockholders' equity                                       $   537,003          $   447,582
                                                                                 ===========          ===========

See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
                       Consolidated Statements of Income
               (Dollar amounts in thousands, except share data)


                                                                                Year ended
                                                                                December 31,
                                                             ------------------------------------------------
                                                                 2000               1999               1998
                                                             -------------     -------------      ------------
Revenue
Investment advisory and administration fees
     Mutual funds                                                   $229,259          214,728          $162,487
     Separate accounts                                               223,521          154,046           101,352
     BAI                                                                   -           (7,072)           61,199
 Other income
     Affiliate                                                         5,000            5,000             3,000
     Other                                                            19,092           14,279            11,444
                                                             ---------------   --------------     -------------
Total revenue                                                        476,872          380,981           339,482
                                                             ===============   ==============     =============
Expense
Employee compensation and benefits                                   189,684          138,025           109,741
BAI incentive compensation                                                 -           (5,387)           44,806
Fund administration and servicing costs - affiliates                  75,686           78,666            52,972
General and administration
     Affiliate                                                         4,962            5,320             4,666
     Other                                                            53,349           43,250            34,030
Amortization of intangible assets                                     10,153            9,653             9,653
Closed-end fund offering costs                                             -              511             4,252
                                                             ---------------   --------------     -------------
Total expense                                                        333,834          270,038           260,120
                                                             ===============   ==============     =============

Operating income                                                     143,038          110,943            79,362

Non-operating income (expense)
Interest income                                                        7,734            3,445             1,995
Interest expense                                                        (855)         (10,938)          (13,347)
                                                             ---------------   --------------     -------------
Total non-operating income (expense)                                   6,879          (7,493)           (11,352)
                                                             ===============   ==============     =============

Income before income taxes                                           149,917          103,450            68,010
Income taxes                                                          62,556           44,033            32,395
                                                             ---------------   --------------     -------------
Net income                                                           $87,361          $59,417           $35,615
                                                             ===============   ==============     =============
Earnings per share
     Basic                                                             $1.37            $1.04             $0.67
     Diluted                                                           $1.35            $1.04             $0.66

Weighted-average shares outstanding
     Basic                                                        63,886,353       57,057,014        53,507,051
     Diluted                                                      64,590,707       57,268,912        53,682,204


See accompanying notes to consolidated financial statements.

                                BlackRock, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
                 Years ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in thousands)


                                                                                              Accumulated
                                          Common Stock  Additional                               Other                    Total
                                              Class      Paid-In    Retained    Unearned     Comprehensive  Treasury  Stockholders'
                                            A      B     Capital    Earnings  Compensation       Loss         Stock      Equity
                                          -----  -----  ----------  --------  ------------  -------------  --------  -------------
December 31, 1997                           $ -   $  -   $  15,091  $ 29,872      $      -       $      -    $    -       $ 44,963
 Net income                                   -      -           -    35,615             -              -         -         35,615
 Dividends to PNC                             -      -           -   (12,300)            -              -         -        (12,300)
 Issuance of class B common stock             -      -      35,951         -             -              -         -         35,951
 Stock reclassification                       -    549        (549)        -             -              -         -              -
 Purchase of treasury stock                   -      -           -         -             -              -      (200)          (200)
 Forgiveness of intercompany allocations      -      -           -        99             -              -         -             99
 Capital contribution from
   PNC Bank, N.A.                             -      -       2,063         -             -              -         -          2,063
                                          -----  -----  ----------  --------  ------------  -------------  --------  -------------

December 31, 1998                             -    549      52,556    53,286             -              -      (200)       106,191
 Net income                                   -      -           -    59,417             -              -         -         59,417
 Purchase of treasury stock                   -      -           -         -             -              -      (550)          (550)
 Sale of treasury stock                       -      -       2,239         -        (2,239)             -       750            750
 Issuance of class A common stock, net       90      -     114,759         -             -              -         -        114,849
 Amortization of discount on issuance
   of class B common stock                    -      -           -         -           100              -         -            100
 Unrealized loss on investments, net          -      -           -         -             -           (231)        -           (231)
                                         ------  -----  ----------  --------  ------------  -------------  --------  -------------

December 31, 1999                            90    549     169,554   112,703        (2,139)          (231)        -        280,526
 Net income                                   -      -           -    87,361             -              -         -         87,361
 Purchase of treasury stock                   -      -           -         -             -              -       (16)           (16)
 Conversion of class B stock to
   class A stock                              5     (5)          -         -             -              -         -              -
 Issuance of shares to Nonemployee
   Directors                                  -      -         111         -             -              -         -            111
 Proceeds from issuance of class A
   common stock                               -      -         222         -             -              -         -            222
 Expenses from issuance of class A
   common stock                               -      -         (91)        -             -              -         -            (91)
 Issuance of class B common stock             -      1       1,008         -          (744)              -        -            265
 Amortization of discount on
   issuance of class B common stock           -      -           -         -           757              -         -            757
 Stock options exercised                      -      -         742         -             -              -         -            742
 Tax benefit from stock options exercised     -      -         610         -             -              -         -            610
 Foreign currency translation loss            -      -           -         -             -           (408)        -           (408)
 Unrealized loss
   on investments, net                        -      -           -         -             -         (1,838)        -         (1,838)
                                          -----  -----  ----------  --------  ------------  -------------  --------  -------------

 December 31,  2000                         $95   $545    $172,156  $200,064       ($2,126)       ($2,477)     ($16)      $368,241
                                          =====  =====  ==========  ========  ============  =============  ========  =============

See accompanying notes to consolidated financial statements.

                                       F6

                                BlackRock, Inc.
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)


                                                                                        Year ended
                                                                                       December 31,
                                                                    -----------------------------------------------
                                                                       2000              1999             1998
                                                                    -----------      ------------     -------------
Cash flows from operating activities
Net income                                                          $    87,361      $     59,417     $      35,615
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization                                           19,995            18,153            12,852
 Stock-based compensation                                                   868               100             1,737
 Tax benefit from stock options exercised                                   610                 -                 -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                           (18,074)           42,484           (70,364)
   Decrease (increase) in receivable from affiliates                        627            (1,665)            1,422
   (Increase) decrease in other assets                                   (4,646)           (3,426)              192
   Increase (decrease) in accrued compensation                           39,751           (19,979)           61,597
   (Decrease) increase in accounts payable and accrued liabilities      (16,936)           19,845            11,126
   Decrease in accrued interest payable to affiliates                      (705)             (470)             (483)
   (Decrease) increase in other liabilities                                (244)            1,867                41
                                                                    -----------      ------------     -------------
Cash provided by operating activities                                   108,607           116,326            53,735
                                                                    -----------      ------------     -------------

Cash flows from investing activities
Purchase of property and equipment                                      (32,761)          (18,925)           (8,414)
(Purchase) sale of investments                                          (12,899)               29             3,400
                                                                    -----------      ------------     -------------
Cash used in investing activities                                       (45,660)          (18,896)           (5,014)
                                                                    -----------      ------------     -------------

Cash flows from financing activities
Repayment of note and loan payable to affiliates                        (28,200)         (168,800)          (28,232)
Issuance of class A common stock                                            222           117,495                 -
Issuance of class B common stock                                            265                 -            34,214
Expenses related to issuance of class A common stock                        (91)           (2,646)                -
Capital contribution from PNC Bank, N.A.                                      -                 -             2,063
Purchase of treasury stock                                                  (16)             (550)             (200)
Reissuance of treasury stock                                                  -               750                 -
Stock options exercised                                                     742                 -                 -
Forgiveness of intercompany allocations                                       -                 -                99
Dividends to PNC Bank, N.A.                                                   -                 -           (12,300)
                                                                    -----------      ------------     -------------
Cash used in financing activities                                       (27,078)          (53,751)           (4,356)
                                                                    -----------      ------------     -------------

Effect of exchange rate changes on cash and cash equivalents               (408)                -                 -
                                                                    -----------      ------------     -------------

Net increase in cash and cash equivalents                                35,461            43,679            44,365
Cash and cash equivalents, beginning of period                          157,129           113,450            69,085
                                                                    -----------      ------------     -------------
Cash and cash equivalents, end of period                            $   192,590      $    157,129     $     113,450
                                                                    ===========      ============     =============

See accompanying notes to consolidated financial statements.

                                Blackrock, Inc.
                Notes to the Consolidated Financial Statements
                 Years ended December 31, 2000, 1999 and 1998
               (Dollar amounts in thousands, except share data)

1.  Significant Accounting Policies

Organization and Basis of Presentation

     BlackRock, Inc. (together with its subsidiaries "BlackRock" or the "Company") is indirectly majority owned by The PNC Financial Services Group, Inc. ("PNC"). The consolidated financial statements of BlackRock include the assets, liabilities and earnings of its wholly-owned subsidiaries BlackRock Advisors, Inc. ("BA"), BlackRock Institutional Management Corporation ("BIMC"), BlackRock Capital Management ("BCM"), BlackRock Investments, Inc., formerly Provident Advisers, Inc. ("BII"), BlackRock Financial Management, Inc. ("BFM"), BlackRock Funding, Inc. and BlackRock International, Ltd. ("BI") and their subsidiaries. BlackRock and its consolidated subsidiaries provide diversified investment management services to institutional clients, including certain subsidiaries and affiliates of PNC, and to individual investors through various investment vehicles. Institutional investment management services primarily consists of the active management of fixed income, equity and liquidity client accounts and the management of the BlackRock Provident Institutional Funds, a money market mutual fund family serving the institutional market. Individual investor services primarily consists of the management of the Company's sponsored open-end and closed-end mutual funds ("BlackRock Funds"). BA, BIMC, BFM, BI and BCM are registered investment advisers under the Investment Advisers Act of 1940 while BII is a registered broker dealer.

     The consolidated financial statements of the Company include the "carved out" historical financial position, results of operations, cash flows and changes in stockholders' equity of the asset management businesses of PNC that were combined under BlackRock as if they had been operating as a separate corporate entity. The consolidated statement of income for the year ended December 31, 1998 has been adjusted to reflect an allocation of certain expenses, primarily relating to office rent and overhead charges for various administrative functions provided by PNC. The allocations were required to reflect all costs of doing business and have been based on various methods which management believes results in reasonable allocations of such costs.

     The intercompany allocations and other adjustments related to the carve out which were not paid by the Company are reflected in the Company's consolidated statements of changes in stockholders' equity as forgiveness of intercompany allocations.

     Significant intercompany accounts and transactions between the consolidated entities have been eliminated.

Formation Transactions

     The Company was formed in 1998 as a result of PNC's decision to consolidate a substantial portion of its asset management businesses under a common management and brand (BlackRock). Prior to the formation, on January 31, 1998, PNC sold 30,000 shares of restricted BFM stock to certain key employees and PNC retained 70,000 shares. The purchase price for the stock was based on an independent valuation of BFM with the shares subject to significant vesting and transfer restrictions.

     On March 31, 1998, PNC Bank, N.A. ("PNC Bank"), the principal bank subsidiary of PNC, contributed BFM and other asset management subsidiaries into a new holding company, BlackRock. BFM's employee shareholders exchanged their stock in BFM for 8,250,000 shares of restricted class B common stock in the Company while PNC received 19,250,000 shares of the Company for its ownership interest in BFM and an additional 25,850,000 shares representing the fair value based on an independent valuation of PNC's other contributed asset management businesses. In May 1998, the Company sold an additional 1,514,382 shares and entered into forward sales agreements for 175,153 shares of restricted stock to key employees of the contributed businesses.

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

     On October 1, 1999, BlackRock sold 9,000,000 shares of class A common stock to the public at an initial price of $14 per share (the "IPO"). The proceeds from the IPO, net of underwriters' discount and estimated IPO expenses, totaled approximately $115,000. These proceeds were used to retire a portion of BlackRock's revolving line of credit with PNC Bank on October 7, 1999.

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

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less. Cash and cash equivalents are held at major financial institutions and in money market mutual funds, in which the Company is exposed to market and credit risk.

Investments

     Investments consist primarily of BlackRock Funds and certain institutional and private placement portfolios ("alternative investment products") and are stated at quoted market values. Securities which are not readily marketable (alternative investment products) are stated at their estimated fair market value as determined by the Company's management. The resulting unrealized gains and losses are included in the accumulated other comprehensive loss component of stockholders' equity, net of tax. Realized gains and losses on investments and interest and dividend income are included in non-operating income (expense). The Company's management periodically assesses impairments on investments to determine if they are other than temporary. Any impairments on investments are recorded in earnings.

Revenue Recognition

     Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations.

     The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified return thresholds and may contain other restrictions.

Administration and Servicing Costs

     In connection with mutual funds advised by the Company, certain administration and servicing costs are expensed as incurred.

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

Software Costs

     The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs of approximately $5.2 and $4.9 million have been capitalized for the years ended December 31, 2000 and 1999, respectively, and are being amortized over an estimated useful life of three years.

Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all changes in equity except those resulting from investments by shareholders and distributions to shareholders be included in accumulated other comprehensive income (loss). Comprehensive income has been presented to conform to SFAS No. 130 requirements.

                           BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Disclosure of Fair Value

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of estimated fair values of certain on- and off-balance sheet financial instruments. The methods and assumptions are set forth below:

     . Cash and cash equivalents, receivables, other assets, accounts payable, accrued liabilities, and note and loan payable to affiliates approximate fair value due to the short maturities.
     . The fair value of investments is based on quoted market values. If securities are not readily marketable (alternative investment products), values are stated at their estimated fair value as determined by the Company's management.
     . The fair value of the acquired management contract obligation is based on current rates offered to the Company for debt with a similar remaining maturity.

Derivative Instruments and Hedging Activities

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those investments at fair value. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative and Certain Hedging Activities, an amendment to FASB Statement No. 133," is required to be adopted for fiscal years beginning after June 15, 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the recognition of all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133, as amended by SFAS No. 137 and 138, is not expected to have a material impact on the Company's results of operations or financial position.

Reclassification of Prior Periods' Statements

     Certain items previously reported have been reclassified to conform with the current year's presentation.

Recent Accounting Pronouncements

Revenue Recognition in Financial Statements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB No. 101 as required in the first quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated results of operations and financial position.

                           BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

2. Property and Equipment

     Property and equipment consists of the following:

                                                                                  December 31,
                                                                          ---------------------------
                                                                             2000               1999
                                                                          ---------------------------
                    Equipment and computer software                       $ 37,157          $  26,778
                    Leasehold improvements                                   9,361              7,454
                    Furniture and fixtures                                   7,262              6,893
                    Land                                                     3,564              3,564
                    Construction in progress                                19,826                  -
                                                                          --------          ---------
                                                                            77,170             44,689
                                                                          --------          ---------

                    Less accumulated depreciation                           31,572             22,012
                                                                          --------          ---------
                    Property and equipment, net                           $ 45,598          $  22,677
                                                                          ========          =========

     Depreciation expense was approximately $9,842, $8,500 and $3,199 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Construction in progress primarily reflects expenditures for a new building located in Wilmington, Delaware. The facility, which is expected to be completed in the first quarter of 2001, will house all of the Company's operations currently conducted in leased facilities in Wilmington, Delaware and Philadelphia, Pennsylvania.

3. Intangible Assets

     a)  Goodwill

               The consolidated financial statements reflect the results of operations of the former BlackRock Financial Management, L.P. ("BFM") and BFM Advisory L.P., which were acquired by The PNC Financial Services Group, Inc. on February 28, 1995. Goodwill recognized at acquisition approximated $240,000 and is being amortized on a straight-line basis over 25 years.

     b)  Management Contract Acquired

               On May 15, 2000, BlackRock entered into a contract in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT. This agreement assigns the managerial rights and duties of CORE Cap, Inc.'s former manager to BlackRock for consideration in the amount of $12,500 to be paid by BlackRock over a ten-year period. As of December 31, 2000, the present value of the acquired contract using an imputed interest rate of 10 percent is $8,040. This amount is recorded as an intangible asset and is being amortized over ten years.

4. Note and Loan Payable to Affiliates

     On February 29, 2000, the Company paid the remaining balance of $28,200 on an unsecured note with B.P. Partners, L.P., an entity comprised of former partners of BFM, who received deferred notes on February 28, 1995 as part of the purchase price for BFM.

     Interest expense for the periods ended December 31, 2000, 1999 and 1998 was $353, $10,938, and $13,347, respectively.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

5. Commitments

     a)   Lease Commitments

     The Company leases its primary office space under agreements which expire through 2017. Future minimum commitments under these operating leases, net of rental reimbursements of $1,836 through 2005 from a sublease arrangement, are as follows:

                         2001                       $    5,850
                         2002                            9,251
                         2003                           10,017
                         2004                           10,017
                         2005                           10,017
                         Thereafter                    110,202
                                                    ----------
                                                    $  155,354
                                                    ==========

     In connection with certain lease agreements, the Company is responsible for escalation payments.

     Occupancy expense amounted to $9,707, $8,022 and $5,662 for the years ended December 31, 2000, 1999 and 1998, respectively.

     On May 3, 2000, BlackRock signed a lease with 40 East 52/nd/ Street L.P. for approximately 171,000 square feet of office space at 40 East 52/nd/ Street, New York, New York. This location will be BlackRock's corporate headquarters and will accommodate all of BlackRock's current New York City-based operations. Under the lease, BlackRock occupied approximately 19,000 square feet in July 2000 with the remaining 152,000 square feet to commence on or about September 1, 2001. The lease will terminate on February 28, 2017. Total rent payments over the lease term will approximate $138,000. The 152,000 square feet of new space will be placed in service in early 2002.

     b)   Acquired Management Contract Obligation

     In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8,040 liability using an imputed interest rate of 10 percent. For the year ended December 31, 2000, the related expense was $502. At December 31, 2000, the future minimum commitment under the agreement is as follows:

               2001                                            $   1,500
               2002                                                1,500
               2003                                                1,500
               2004                                                1,500
               2005                                                1,500
               Thereafter                                          5,000
                                                               ---------
                                                               $  12,500
                                                               ---------

               Less imputed interest                               4,460

                                                               ---------
               Present value of management contract            $   8,040
                                                               =========

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

5. Commitments (continued)


     c)     Unused Line of Credit

     As of December 31, 2000 and 1999, the Company has an unused revolving line of credit, due December 2002, with PNC Bank whereby the Company may borrow principal amounts up to $175,000 at prime rate (9.5% at December 31, 2000).


6. Employee Benefit Plans

     The Company's employees participate in PNC's Incentive Savings Plan ("ISP"), a defined contribution plan. Under the ISP, employee contributions of up to 6% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company (the "Company Match"). ISP expenses for the Company were $3,758, $2,212 and $1,210 for the years ended December 31, 2000, 1999 and 1998, respectively. Contributions to the plan are matched primarily by shares of PNC's common stock funded by PNC's Employee Stock Ownership Plan. Effective January 1, 2001, BlackRock began contributing the Company match to the ISP with BlackRock class A common stock.

     PNC provides certain health care and life insurance benefits for retired employees. Expenses for postretirement benefits allocated to the Company by PNC were $272, $225 and $217 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, accrued postretirement benefits included in the consolidated statements of financial condition totaled $923 and $741, respectively. No separate financial obligation data for the Company is available with respect to such plan.

     Certain employees of the Company participate in PNC's noncontributory defined benefit pension plan. Retirement benefits are based on compensation level, age and length of service. Pension contributions are based on actuarially determined amounts necessary to fund total benefits payable to plan participants. During 1999, the Company contributed approximately $1,600 to the plan and had a prepaid balance of approximately $1,200 in pension benefit obligation as of December 31, 2000 and 1999. These amounts were recorded in other assets on the consolidated statement of financial condition. Pension (income) expense was approximately $0, $(81) and $79 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

7. Stock Award and Incentive Plans

Stock Option Plan

     Effective October 1, 1999, the Board of Directors of BlackRock adopted the 1999 Stock Award and Incentive Plan (the "Award Plan"). A maximum of 3,795,011 shares of class A common stock are authorized for issuance under the Award Plan. On October 1, 1999, options to purchase 1,061,000 shares of class A common stock at $14 per share were issued to eligible employees. These options have a ten year life, vest ratably over three years and become exercisable upon vesting.
On December 15, 2000, options to purchase 1,274,000 shares of class A common stock at $43.31 per share were issued to eligible employees. These options have a ten year life, vest over four years (50% in year three and 50% in year four) and become exercisable upon vesting. On December 29, 2000, options to purchase 208,034 shares of class A common stock at $42.00 were issued to certain Edinburgh-based employees in accordance with their employment agreements. These options have a ten year life, vest over four years (25% at December 29, 2000 with the remaining 75% vesting ratably over three years) and become exercisable upon vesting.

     Pursuant to SFAS No. 123 "Accounting for Stock-based Compensation," the Company has elected to account for its Award Plan under Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees," and adopt the disclosure only provisions of SFAS No. 123. Under APB 25, no compensation costs were recognized related to the Award Plan because the option exercise price of the options awarded is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, compensation costs related to the Award Plan are measured at the grant date based on the fair value and are recognized ratably over the vesting period. If the Company had elected to recognize compensation costs based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income would have been reduced by $1,502 and $331 for the years ended December 31, 2000 and 1999. Basic earnings per share would have been reduced by $0.03 and $0.01 per share for the years ended December 31, 2000 and 1999, respectively. Diluted earnings per share would have been reduced by $0.02 and $0.01 per share for the years ended December 31, 2000 and 1999, respectively.

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2000 and 1999, respectively:

                                                            2000                  1999
                                                       ---------------      -----------------
          Expected dividend yield                                 0.00%                  0.00%
          Expected volatility                                    31.36%                 27.50%
          Risk-free interest                                      5.88%                  7.08%
          Expected term                                        7 years                7 years

     The weighted-average fair value of the options granted in 1999 and 2000 were $6.51 and $19.92 per share, respectively.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)


7. Stock Award and Incentive Plans (continued)
     Stock option activity during 1999 - 2000 is summarized below:

                                       Shares under           Weighted-avg.
               Outstanding at             option             exercise price
                                       ------------          --------------
               October 1, 1999                   -                  $     -
                 Granted                 1,061,000                    14.00
                 Exercised                       -                        -
                 Canceled                    5,000                    14.00
                                       -----------           --------------
               December 31, 1999         1,056,000                    14.00
                 Granted                 1,482,034                    43.13
                 Exercised                  53,024                    14.00
                 Canceled                   83,500                    14.00
                                       -----------           --------------
               December 31, 2000         2,401,510                  $ 31.98
                                       ===========           ==============

     The shares of class A common stock authorized under the Company's stock option plan were 3,795,011 at December 31, 2000. Of this amount, 1,340,477 shares remain available for future awards.

     Stock options outstanding and exercisable on December 31, 2000 are as follows:

                                                                      Weighted-avg.
                               Shares under      Weighted-avg.          remaining
                                  option        exercise price      contractual life
                              --------------   ----------------    ------------------

               Outstanding:          208,034             $42.00                  9.99
                                   1,274,000              43.31                  9.96
                                     919,476              14.00                  8.75
                              --------------   ----------------    ------------------
                                   2,401,510             $31.98                  9.50
                              ==============   ================    ==================
               Exercisable:           52,010             $42.00                  9.99
                                     271,406              14.00                  8.75
                              --------------   ----------------    ------------------
                                     323,416             $18.50                  8.95
                              ==============   ================    ==================

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)



7. Stock Award and Incentive Plans (continued)

Deferred Compensation Plan

     The Company has a Long-term Deferred Compensation Plan (the "Plan") to provide a competitive long-term incentive for key officers and employees. The awards vest through 2004 and are expensed on a straight-line method over the respective vesting periods.

     On October 1, 1999, approximately $19,800 of the $20,700 in deferred compensation awards was converted into 1,518,690 shares of class A common stock in connection with the Plan. The excess of the fair market value over the $13.06 conversion price of each share resulted in additional compensation expense of $1,400. The compensation expense will be recorded over the applicable vesting periods through 2004. Compensation expense under the Plan for the years ended December 31, 2000, 1999 and 1998 was $5,904, $5,033 and $6,321, respectively.

8. Related Party Transactions

     The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, the BlackRock Provident Institutional Funds and other commingled funds.

     Revenues for services provided to these mutual funds are as follows:

                                                              Year ended
                                                              December 31,
                                                      -----------------------------
                                                        2000      1999      1998
                                                      --------   ------   ---------
       Investment advisory and administration fees:
       BlackRock Open-end Funds                        $151,918  $142,597  $ 86,225
       BlackRock Closed-end Funds                        33,916    34,581    36,521
       BlackRock Provident Institutional Funds           38,120    33,021    32,202
       Commingled Funds                                   5,305     4,529     7,539
                                                      ---------  --------  --------
                                                       $229,259  $214,728  $162,487
                                                      =========  ========  ========

     During May 1998, approximately $8,200,000 in assets of the PNC Common Trust commingled funds were converted to the BlackRock Open-end Funds. During the first four months of 1998, $3,142 of fees were earned on these commingled funds.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)



8. Related Party Transactions (continued)

     The Company provides investment advisory and administration services to certain PNC subsidiaries for a fee, based on assets under management. In addition, the Company provides risk management and, beginning in 1998, model portfolio services to PNC. Revenues for such services are as follows:

                                                                           Year ended
                                                                           December 31,
                                                               ------------------------------------
                                                                 2000           1999         1998
                                                               --------       --------     --------
       Investment advisory and administration fees:
       Separate accounts                                        $ 5,155        $ 3,493       $3,468
       Model Portfolio Services                                   4,400          4,400        2,567
       Other income-risk management                               5,000          5,000        3,000
       Fixed income trading services                              1,125            281            -
                                                                -------        -------     --------
                                                                $15,680        $13,174       $9,035
                                                                =======        =======     ========

     The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for the BlackRock Provident Institutional Funds and certain other commingled funds and service fees for PNC Advisors' (PNC's wealth management business) clients invested in the BlackRock Funds.

     The Company incurred interest expense to related parties in connection with the 7.5% unsecured note with B.P. Partners, L.P. and the revolving line of credit with PNC. PNC also provides general and administrative services to the Company. Charges for such services were based on actual usage or on defined formulas which, in management's view, resulted in reasonable allocations. Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:


                                                                                   Year ended
                                                                                   December 31,
                                                                       -------------------------------
                                                                         2000        1999       1998
                                                                       --------    --------   --------
       Fund administration and servicing costs-affiliates               $75,686     $78,666    $52,972
       General and administration                                         4,962       5,320      4,666
       Interest expense-affiliates                                          353      10,938     13,347
                                                                       --------    --------   --------
                                                                        $81,001     $94,924    $70,985
                                                                       ========    ========   ========

     Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

     Payable to affiliates approximated $14,750 and $33,476 at December 31, 2000 and 1999, respectively. These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable. These amounts do not bear interest.

     Receivable from affiliates was approximately $1,484 and $2,111 at December 31, 2000 and 1999, respectively. The amount primarily represents a receivable for administration fees earned in connection with services provided to the BlackRock Closed-end Funds.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

9.  BlackRock Asset Investors

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

     BFM recorded investment advisory and administration fees for BAI for the years ended December 31, 2000, 1999, and 1998 of $0, $1,943 and $3,291,
respectively. BFM earned performance fees based on a stipulated percentage of the excess profits after BAI shareholders had received a minimum return on invested capital. Based on the market value of BAI's underlying assets, overall investor returns and final asset liquidation values, the Company recorded performance fees/(reduction of previously recorded performance fees), of $0, $(9,015) and $57,908 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In accordance with various contractual arrangements including the 1994 acquisition agreement between PNC and BFM, incentive compensation earned on BAI revenue was $0, $(5,387) and $44,806 for the years ended December 31, 2000, 1999 and 1998, respectively.

10. Net Capital Requirements

     As a registered broker-dealer, BII is subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels. At December 31, 2000 and 1999, BII's net capital of $2,764 and $5,391 was $2,587 and $5,217 in excess of regulatory requirements, respectively.

                                BlackRock, Inc.
          Notes to the Consolidated Financial Statements (continued)

11. Common Stock

    BlackRock's class A, $0.01 par value, common shares authorized was 250,000,000 shares as of December 31, 2000 and 1999. BlackRock's class B, $0.01 par value, common shares authorized was 100,000,000 shares as of December 31, 2000 and 1999, respectively.

The Company's common shares issued and outstanding and related activity consist of the following:

                                                      Shares issued
                                        -------------------------------------------
                                             Common shares        Treasury shares       Shares outstanding
                                                                                      ----------------------
                                                Class                  Class                Class
                                        ---------------------    ------------------   ----------------------
                                            A           B           A          B          A          B
                                        ---------------------    ------------------   ----------------------
January 1, 1998                                 -   45,100,000        -           -           -   45,100,000
Issuance of class B common stock                -    9,764,382        -           -           -    9,764,382
Purchase of treasury stock                      -            -        -     (56,900)          -      (56,900)
                                       -----------------------   ------------------   ---------   ----------

December 31, 1998                               -   54,864,382        -     (56,900)          -   54,807,482
Issuance of class A common stock        9,000,000            -        -           -           -            -
Purchase of treasury stock                      -            -        -    (156,574)          -     (156,574)
Sale of treasury stock                          -            -        -     213,474           -      213,474
                                      ------------------------   ------------------   ---------   ----------
December 31, 1999                       9,000,000   54,864,382        -           -   9,000,000   54,864,382
Purchase of treasury stock                      -            -     (353)          -        (353)           -
Conversion of class B stock
 to class A stock                         430,145     (430,145)       -           -     430,145     (430,145)
Issuance of shares to
 Nonemployee Directors                      4,128            -        -           -       4,128            -
Issuance of class B common stock                -       75,638        -           -           -       75,638
Stock options exercised                    53,024            -        -           -      53,024            -
                                       -----------------------   ------------------   ---------   ----------
December 31, 2000                       9,487,297   54,509,875     (353)          -   9,486,944   54,509,875
                                       =======================   ==================   =========   ==========

                                BlackRock, Inc.
            Notes to Consolidated Financial Statements (continued)

12. Income Taxes

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

     Effective October 6, 1999, PNC and BlackRock entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement") that sets forth each party's rights and obligations with respect to income tax payments and refunds for periods before and after the completion of the IPO and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

     For periods beginning on October 7, 1999 and thereafter, BlackRock will file its own consolidated federal income tax return. BlackRock may file separate state and municipal income tax returns or may be included in state and/or municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. If BlackRock is included in a group's combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock's share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock's level of activity in such state or municipality.

     The provision (benefit) for income taxes consists of the following:

                                                    Year ended
                                                   December 31,
                                       ------------------------------------
                                          2000         1999         1998
                                       ----------   ----------   ----------

          Current:
             Federal                      $48,668      $39,540      $16,408
             State and local               16,206       11,320        8,746
                                       ----------   ----------   ----------
          Total current                    64,874       50,860       25,154
                                       ----------   ----------   ----------

          Deferred:
             Federal                       (1,876)      (5,177)       4,422
             State and local                 (442)      (1,650)       2,819
                                       ----------   ----------   ----------
          Total deferred                   (2,318)      (6,827)       7,241
                                       ----------   ----------   ----------
          Total                           $62,556      $44,033      $32,395
                                       ==========   ==========   ==========

                                BlackRock, Inc.
            Notes to Consolidated Financial Statements (continued)

12. Income Taxes (continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in accounts payable and accrued liabilities-affiliate in the consolidated statements of financial condition, consisted of the following:

                                                           December 31,
                                                    ------------------------
                                                      2000           1999
                                                    ---------     ----------
          Deferred tax assets:
             Compensation and benefits                $10,039        $ 7,506
             Depreciation                               2,851            899
             Deferred state income taxes                4,003          2,038
             Other                                      4,570          3,358
                                                    ---------     ----------
          Gross deferred tax asset                     21,463         13,801
                                                    ---------     ----------

          Deferred tax liabilities:
             Goodwill                                  19,845         16,762
             Other                                      3,526          2,489
                                                    ---------     ----------
          Gross deferred tax liability                 23,371         19,251
                                                    ---------     ----------

          Net deferred tax liability                  $ 1,908        $ 5,450
                                                    =========     ==========


     A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

                                                                                 Year ended
                                                                                December 31,
                                                              -----------------------------------------------------
                                                                2000      %        1999      %        1998      %
                                                              ---------------    ---------------    ---------------
Expected income tax expense                                   $52,471   35.0%    $36,208   35.0%    $23,804   35.0%

Increase (decrease) in income taxes resulting from:
   State and local taxes                                       10,247    6.8       6,286    6.1       7,517   11.1
   Other                                                         (162)  (0.1)      1,539    1.5       1,074    1.5
                                                              ---------------    ---------------    ---------------
Income tax expense                                            $62,556   41.7%    $44,033   42.6%    $32,395   47.6%
                                                              ===============    ===============    ===============

                                BlackRock, Inc.
            Notes to Consolidated Financial Statements (continued)

13. Comprehensive Income

                                                                                                   Year ended
                                                                                                  December 31,
                                                                                -------------------------------------------
                                                                                  2000               1999             1998
                                                                                -------            -------          -------
Net income                                                                      $87,361            $59,417          $35,615
Accumulated other comprehensive loss:
   Unrealized loss from investments, available for sale, net                     (2,069)              (231)               -
   Foreign currency translation loss                                               (408)                 -                -
                                                                                -------            -------          -------
Comprehensive income                                                            $84,884            $59,186          $35,615
                                                                                =======            =======          =======



14. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Year ended
                                                                                December 31,
                                                              -----------------------------------------------
                                                                  2000             1999               1998
                                                              -----------      -----------        -----------
Net income                                                    $    87,361      $    59,417        $    35,615
                                                              -----------      -----------        -----------

Basic weighted-average shares outstanding                      63,886,353       57,057,014         53,507,051

   Dilutive potential shares from forward sales                   173,947          175,153            175,153
   Dilutive potential shares from stock options                   530,407           36,745                  -
                                                              -----------      -----------        -----------
Dilutive weighted-average shares outstanding                   64,590,707       57,268,912         53,682,204
                                                              -----------      -----------        -----------

Basic earnings per share                                      $      1.37      $      1.04        $      0.67
                                                              ===========      ===========        ===========

Diluted earnings per share                                    $      1.35      $      1.04        $      0.66
                                                              ===========      ===========        ===========


     Net income per common share is computed using the weighted-average number of common and common equivalent shares outstanding. Common and common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 98, "Earnings Per Share," common and common equivalent shares issued at prices below the public IPO price during the twelve months immediately preceding BlackRock's IPO on October 1, 1999 have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the options' exercise price of $14.00 per share.

                                BlackRock, Inc.
            Notes to Consolidated Financial Statements (continued)

15. Supplemental Statements of Cash Flow Information

     Supplemental disclosure of cash flow information:


                                                           Year ended
                                                          December 31,
                                             -----------------------------------
                                               2000          1999          1998
                                             -------       -------       -------
          Cash paid for interest             $   353       $11,408       $13,683
                                             =======       =======       =======

          Cash paid for income taxes         $80,046       $34,900       $25,983
                                             =======       =======       =======


     Supplemental schedule of noncash transactions:


                                                                 Year ended
                                                                December 31,
                                                             2000         1999
                                                            -------------------
          Issuance of long term obligation in connection
            with acquisition of management contract         $8,040            -
                                                            ======       ======


16. Subsequent Events

     Employee Stock Purchase Plan

     Subject to shareholder approval, the Compensation Committee of the Board of Directors of BlackRock approved a plan to establish an Employee Stock Purchase Plan ("ESPP"), the terms of which allow for eligible employees to participate in the purchase of designated shares of the Company's class A common stock at 85% of the lesser of fair market value on the first or last day of each offering period. No charge to earnings will be recorded with respect to the ESPP.

     Incentive Savings Plan

     Effective January 1, 2001, BlackRock began contributing the Company match to the ISP with BlackRock class A common stock. Prior to January 1, 2001 the Company match to the ISP was with PNC common stock.

     Other

     On January 8, 2001, the Company entered into a commitment to invest $8,400 in Magnetite Asset Investors III, L.L.C., an alternative investment fund sponsored by BlackRock.

                                BlackRock, Inc.
            Notes to Consolidated Financial Statements (continued)

17. Selected Quarterly Financial Data (unaudited):


                                                                                     Quarter
                                          ----------------------------------------------------------------------------------------
                                                  1st                   2nd                    3rd                       4th
                                          ------------------    ------------------    --------------------    --------------------
                    2000
---------------------------------------
Revenue                                          $   108,060           $   112,571             $   127,701             $   128,540
Operating income                                      32,118                34,322                  36,926                  39,672
Net income                                            19,197                20,857                  22,761                  24,546
EBITDA*                                          $    37,801           $    40,641             $    44,580             $    47,745

Earnings per share:
   Basic                                         $      0.30           $      0.33             $      0.36             $      0.38
   Diluted                                       $      0.30           $      0.32             $      0.35             $      0.38

Weighted-average shares outstanding:
   Basic                                          63,864,382            63,865,770              63,884,410              63,930,387
   Diluted                                        64,342,592            64,492,447              64,651,300              64,727,763

Common stock price per share:
   High                                          $     25.00           $     36.00             $     42.63             $     48.00
   Low                                           $     15.00           $     20.25             $     28.31             $     31.88
   Close                                         $     20.25           $     29.00             $     32.00             $     42.00

                    1999
---------------------------------------
Revenue                                          $    87,875           $    92,217             $   100,107             $   100,782
Operating income                                      23,706                26,920                  30,658                  29,659
Net income                                            12,218                13,767                  16,223                  17,209
EBITDA*                                          $    29,679           $    31,696             $    35,867             $    35,299

Earnings per share:
   Basic                                         $      0.22           $      0.25             $      0.30             $      0.27
   Diluted                                       $      0.22           $      0.25             $      0.30             $      0.27

Weighted-average shares outstanding:
   Basic                                          54,807,482            54,807,482              54,675,353              63,864,382
   Diluted                                        54,982,635            54,982,635              54,850,506              64,185,316

Common stock price per share:/(1)/
   High                                                    -                     -                       -             $     19.38
   Low                                                     -                     -                       -             $     12.50
   Close                                                   -                     -                       -             $     17.19

/(1)/ Prior to October 1, 1999, there was no public market for the common stock.

* Earnings before interest, taxes, depreciation and amortization.