Form 10-Q
period 2001-03-31
BLACKROCK INC /NY
filed 2001-05-14
CIK 1060021

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.
Commission file number 001-15305

BlackRock, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0380803

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, New York, NY 10154

(Address of principal executive offices)
(Zip Code)

(212) 754-5560
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

     As of April 30, 2001, there were 10,085,670 shares of the registrant’s class A common stock outstanding and 54,156,524 shares of the registrant’s class B common stock outstanding.

BlackRock Inc.
Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities and Use of Proceeds	20

Item 6.	Exhibits and Reports on Form 8-K	20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BlackRock, Inc.
Consolidated Statements of Financial Condition
(Dollar amounts in thousands)

	March 31, 2001	December 31, 2000

	(unaudited)
Assets
Cash and cash equivalents	$145,377	$192,590
Accounts receivable	85,399	81,800
Investments, available for sale (cost: $21,803 and $16,854, respectively)	20,703	13,316
Property and equipment, net	50,658	45,598
Intangible assets, net	189,528	192,142
Receivable from affiliates	1,031	1,484
Other assets	7,747	10,073

Total assets	$500,443	$537,003

Liabilities and stockholders' equity
Accrued compensation	$52,556	$130,101
Accounts payable and accrued liabilities
Affiliate	24,837	14,750
Other	11,707	12,264
Acquired management contract obligation	8,040	8,040
Other liabilities	1,489	3,607

Total liabilities	98,629	168,762

Stockholders' equity
Common stock, class A, 10,167,290 and
9,487,297 shares issued, respectively	102	95
Common stock, class B, 54,285,961
and 54,509,875 shares issued, respectively	543	545
Additional paid-in capital	183,615	172,156
Retained earnings	225,560	200,064
Unearned compensation	(2,086)	(2,126)
Accumulated other comprehensive loss	(1,574)	(2,477)
Treasury stock, class A, at cost	(3,581)	(16)
Treasury stock, class B, at cost	(765)	-

Total stockholders' equity	401,814	368,241

Total liabilities and stockholders' equity	$500,443	$537,003

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Consolidated Statements of Income
(Dollar amounts in thousands, except share data)
(unaudited)

	Three months ended
	March 31,

	2001	2000

Revenue
Investment advisory and administration fees
Mutual funds	$54,916	$59,100
Separate accounts	70,385	42,770
Other income
Affiliate	1,250	1,250
Other	7,158	4,940

Total revenue	133,709	108,060

Expense
Employee compensation and benefits	55,430	40,670
Fund administration and servicing costs - affiliates	16,690	19,759
General and administrative
Affiliate	1,045	1,323
Other	16,010	11,777
Amortization of intangible assets	2,614	2,413

Total expense	91,789	75,942

Operating income	41,920	32,118

Non-operating income (expense)
Investment income	1,862	1,050
Interest expense	(201)	(353)

Total non-operating income	1,661	697

Income before income taxes	43,581	32,815
Income taxes	18,085	13,618

Net income	$25,496	$19,197

Earnings per share
Basic	$0.40	$0.30
Diluted	$0.39	$0.30

Weighted-average shares outstanding
Basic	64,159,248	63,864,382
Diluted	64,897,486	64,342,592

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Consolidated Statements of Cash Flow
(Dollar amounts in thousands)
(unaudited)

	Three months ended March 31,

	2001	2000

Cash flows from operating activities
Net income	$25,496	$19,197
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	5,749	4,633
Stock-based compensation	2,098	149
Tax benefit from stock-based compensation	5,127	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,599)	(7,796)
Decrease in receivable from affiliates	453	1,165
Decrease (increase) in other assets	2,326	(1,738)
Decrease in accrued compensation	(71,521)	(51,550)
Increase in accounts payable and accrued liabilities	9,530	4,138
Decrease in accrued interest payable to affiliates	-	(705)
Decrease in other liabilities	(2,118)	(2,315)

Cash used in operating activities	(26,459)	(34,822)

Cash flows from investing activities
Purchase of property and equipment	(8,195)	(5,630)
(Purchase)/sale of investments	(5,961)	41

Cash used in investing activities	(14,156)	(5,589)

Cash flows from financing activities
Repayment of note and loan payable to affiliates	-	(28,200)
Issuance of class A common stock	203	162
Purchase of treasury stock	(6,472)	-
Reissuance of treasury stock	194	-

Cash used in financing activities	(6,075)	(28,038)

Effect of exchange rate changes on cash and cash equivalents	(523)	(10)

Net decrease in cash and cash equivalents	(47,213)	(68,459)
Cash and cash equivalents, beginning of period	192,590	157,129

Cash and cash equivalents, end of period	$145,377	$88,670

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
     Notes to Consolidated Financial Statements
Three Months Ended March 31, 2001 and 2000
(Dollar amounts in thousands, except share data)
(unaudited)

1.      Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The Company follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year’s results.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those investments at fair value. SFAS No. 133 is required to be adopted for fiscal years beginning after June 15, 2000. The Company has adopted the new statement as of January 1, 2001. The adoption of SFAS No. 133 does not have a material impact on the Company’s results of operations, financial position, or cash flows.

Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current year’s presentation.

4

2.       Common Stock

BlackRock’s class A, $0.01 par value, common shares authorized was 250,000,000 shares as of March 31, 2001 and March 31, 2000, respectively. BlackRock’s class B, $0.01 par value, common shares authorized was 100,000,000 shares as of March 31, 2001 and March 31, 2000, respectively.

The Company’s common shares issued and outstanding and related activity consists of the following:

	Shares issued				Shares outstanding

	Common shares		Treasury shares
	Class		Class		Class

	A	B	A	B	A	B

December 31, 2000	9,487,297	54,509,875	(353)	-	9,486,944	54,509,875
Conversion of class B stock to					-	-
class A stock	228,914	(228,914)	-	-	228,914	(228,914)
Issuance of shares to Nonemployee Directors	980	-	-	-	980	-
Issuance of class A common stock	450,099	-	-	-	450,099	-
Issuance of class B common stock	-	5,000	-	-	-	5,000
Treasury stock transactions	-	-	(88,448)	(129,437)	(88,448)	(129,437)

March 31, 2001	10,167,290	54,285,961	(88,801)	(129,437)	10,078,489	54,156,524

 3.     Comprehensive Income

	Three months ended
	March 31,

	2001	2000

Net income	$25,496	$19,197
Accumulated other comprehensive income (loss):
Unrealized gain (loss) from investments, available for sale, net	1,426	(249)
Foreign currency translation loss	(523)	(10)

Comprehensive income	$26,399	$18,938

4.     Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,

	2001	2000

Net income	$25,496	$19,197

Basic weighted-average shares outstanding	64,159,248	63,864,382

Dilutive potential shares from forward sales	107,277	175,153
Dilutive potential shares from stock options	630,961	303,057

Dilutive weighted-average shares outstanding	64,897,486	64,342,592

Basic earnings per share	$0.40	$0.30

Diluted earnings per share	$0.39	$0.30

5.    Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Three months ended
	March 31,

	2001	2000

Cash paid for interest	-	$1,058

Cash paid for income taxes	$3,451	$88

Supplemental schedule of noncash transaction:

	Three months ended
	March 31,

	2001	2000

Stock-based compensation	$6,024	-

6.      Subsequent Event

a)	Employee Stock Purchase Plan

On May 2, 2001, BlackRock’s shareholders approved the adoption of the BlackRock, Inc. 2001 Employee Stock Purchase Plan (“ESPP”), the terms of which allow eligible employees to purchase shares of the Company’s class A common stock at 85% of the lesser of fair market value on the first or last day of each six-month offering period. No charge to earnings will be recorded with respect to the ESPP. The first offering period is anticipated to begin on August 1, 2001. A total of 1,250,000 shares of class A common stock have been reserved for issuance under the ESPP.

b)	Stock Option Plan

On May 2, 2001, BlackRock’s shareholders approved an amendment to the BlackRock, Inc. 1999 Stock Award and Incentive Plan to increase the number of shares of class A common stock available under such plan to 9,000,000 shares. BlackRock’s shareholders previously authorized the issuance under the plan of up to 5.93% of the total shares of common stock outstanding.

c)	Share Repurchase Program

On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000 of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions. To date, BlackRock has not purchased any shares of its outstanding class A common stock under the repurchase program.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together with its subsidiaries “BlackRock” or the “Company”), is one of the 25 largest investment management firms in the United States with approximately $201.6 billion of assets under management at March 31, 2001. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States operating businesses engaged in community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. As of March 31, 2001, PNC indirectly owns approximately 70%, the public owns approximately 16% and BlackRock employees own approximately 14% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended March 31, 2001, March 31, 2000 and December 31, 2000:

BlackRock, Inc.
Financial Highlights
(Dollar amounts in thousands, except share data)
(unaudited)

	Three months ended			Variance vs.

	March 31,		December 31,	March 31, 2000		December 31, 2000

	2001	2000	2000	Amount	%	Amount	%

Total revenue	$133,709	$108,060	$128,540	$25,649	24%	$5,169	4%
Total expense	$91,789	$75,942	$88,868	$15,847	21%	$2,921	3%
Operating income	$41,920	$32,118	$39,672	$9,802	31%	$2,248	6%
Net income	$25,496	$19,197	$24,546	$6,299	33%	$950	4%
Diluted earnings per share	$0.39	$0.30	$0.38	$0.09	30%	$0.01	3%
Diluted cash earnings per share (a)	$0.43	$0.34	$0.42	$0.09	26%	$0.01	2%
Average diluted shares outstanding	64,897,486	64,342,592	64,727,763	554,894	1%	169,723	0%
EBITDA (b)	$49,531	$37,801	$47,745	$11,730	31%	$1,786	4%
Operating margin (c)	35.8%	36.4%	35.9%

Assets under management ($ in millions)	$201,636	$172,573	$203,769	$29,063	17%	($2,133)	-1%

(a)	Net income plus amortization expense for the period divided by average diluted shares outstanding.
(b)	Earnings before interest, taxes, depreciation and amortization.
(c)	Operating income divided by total revenue less fund administration and servicing costs – affiliates.

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

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on assets under management. Performance fees are earned when investment performance exceeds a contractual threshold and, accordingly, may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management and technology services to insurance companies, finance companies, pension funds, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock SolutionsSM and include a wide array of risk management services and enterprise investment system outsourcing to clients. The fees earned on risk management advisory assignments are recorded as other income.

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, general and administration, and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities, primarily associated with the administration and servicing of PNC client investments in the BlackRock FundsSM . Intangible assets at March 31, 2001 and December 31, 2000 were $189.5 million and $192.1 million, respectively, with amortization expense of approximately $2.6 million and $2.4 million, for the three months ended March 31, 2001 and March 31, 2000, respectively. Intangible assets reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000.

Assets Under Management

Assets under management (“AUM”) increased $29.1 billion, or 17%, to $201.6 billion at March 31, 2001, compared with $172.6 billion at March 31, 2000. The growth in assets under management was attributable to increases of $27.4 billion in separate accounts and $1.7 billion in mutual fund assets. The increase in separate accounts was due to net subscriptions of $19.1 billion and market appreciation of $8.3 billion. Net subscriptions in fixed income, alternative investment products, and equity accounts were $19.8 billion, $1.7 billion and $3.6 billion, respectively, while liquidity and liquidity-securities lending separate account assets experienced net redemptions of $2.2 billion and $3.8 billion, respectively. The rise in fixed income and alternative investment products separate accounts was attributable to strong relative investment performance resulting in higher levels of funding from existing clients as well as increased sales from new clients while the growth in equity separate account assets reflected new business generated by the European equity team that joined BlackRock in January 2000. The $2.2 billion decrease in liquidity separate accounts was primarily due to the loss of a large client in 2000. The $3.8 billion decline in liquidity-securities lending separate accounts was primarily attributable to lower levels of cash collateral managed by BlackRock for PFPC Worldwide, Inc. (“PFPC”), a PNC affiliate, as a result of the decline in the equity markets. Market appreciation of $8.3 billion in separate accounts was primarily due to appreciation in fixed income assets of $9.9 billion as a result of declines in market interest rates partially offset by market depreciation of $2.2 billion in equity assets. The $1.7 billion increase in mutual fund assets reflected net subscriptions of $7.2 billion largely attributable to strong sales of BlackRock Provident Institutional FundsSM (“BPIF”), which were offset by market depreciation of $5.8 billion in the BlackRock Funds primarily due to declines in the equity markets.

BlackRock, Inc.
Assets Under Management
(Dollar amounts in millions)
(unaudited)

	March 31,		Variance

	2001	2000	Amount	%
Separate Accounts
Fixed income	$107,371	$77,595	$29,776	38.4%
Liquidity	5,713	7,811	(2,098)	(26.9)
Liquidity-securities lending	7,514	11,299	(3,785)	(33.5)
Equity	7,796	6,414	1,382	21.5
Alternative investment products	4,317	2,230	2,087	93.6

Subtotal	132,711	105,349	27,362	26.0

Mutual Funds
Fixed income	13,600	13,923	(323)	(2.3)
Liquidity	44,252	36,862	7,390	20.0
Equity	11,073	16,439	(5,366)	(32.6)

Subtotal	68,925	67,224	1,701	2.5

Total	$201,636	$172,573	$29,063	16.8%

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the three months ended March 31, 2001 and March 31, 2000, respectively. The data reflects certain reclassifications between net subscriptions (redemptions) and market appreciation (depreciation) from amounts previously reported.

Net subscriptions (redemptions) were ($2.1) billion and $4.6 billion for the three months ended March 31, 2001 and March 31, 2000, respectively. Net redemptions of $2.1 billion for the three months ended March 31, 2001, included a $4.0 billion decrease in low fee security lending assets as a result of the decline in the equity markets.

	Three months ended
	March 31,

	2001	2000

Separate Accounts
Beginning assets under management	$133,743	$99,220
Net subscriptions (redemptions)	(2,974)	3,807
Market appreciation	1,942	2,322

Ending assets under management	132,711	105,349

Mutual Funds
Beginning assets under management	70,026	65,297
Net subscriptions	876	760
Market appreciation (depreciation)	(1,977)	1,167

Ending assets under management	68,925	67,224

Total	$201,636	$172,573

Net subscription (redemptions)	$(2,098)	$4,567
% of Change in AUM from net subscriptions (redemptions)	98.4%	56.7%

BlackRock, Inc.
Assets Under Management
Quarterly Trend
(Dollar amounts in millions)
(unaudited)

	Quarter Ended

		2000			2001

	March 31,	June 30,	September 30,	December 31,	March 31,

Separate Accounts
Fixed Income
Beginning assets under management	$73,120	$77,595	$83,950	$96,791	$103,561
Net subscriptions	2,430	5,756	10,606	2,776	699
Market appreciation	2,045	599	2,235	3,994	3,111

Ending assets under management	77,595	83,950	96,791	103,561	107,371

Liquidity
Beginning assets under management	7,902	7,811	7,052	5,147	6,495
Net subscriptions (redemptions)	(114)	(779)	(1,925)	1,321	(813)
Market appreciation	23	20	20	27	31

Ending assets under management	7,811	7,052	5,147	6,495	5,713

Liquidity-Securities lending
Beginning assets under management	13,032	11,299	10,655	10,843	11,501
Net subscriptions (redemptions)	(1,733)	(644)	188	658	(3,987)
Market appreciation	-	-	-	-	-

Ending assets under management	11,299	10,655	10,843	11,501	7,514

Equity
Beginning assets under management	3,080	6,414	7,621	7,500	8,716
Net subscriptions	3,113	1,387	442	1,282	445
Market appreciation (depreciation)	221	(180)	(563)	(66)	(1,365)

Ending assets under management	6,414	7,621	7,500	8,716	7,796

Alternative investment products
Beginning assets under management	2,086	2,230	2,394	2,818	3,470
Net subscriptions	111	95	336	584	682
Market appreciation	33	69	88	68	165

Ending assets under management	2,230	2,394	2,818	3,470	4,317

Total Separate Accounts
Beginning assets under management	99,220	105,349	111,672	123,099	133,743
Net subscriptions (redemptions)	3,807	5,815	9,647	6,621	(2,974)
Market appreciation	2,322	508	1,780	4,023	1,942

Ending assets under management	$105,349	$111,672	$123,099	$133,743	$132,711

Mutual Funds
BlackRock Funds
Beginning assets under management	$27,339	$29,280	$28,262	$27,819	$26,359
Net subscriptions (redemptions)	994	(168)	(455)	1,463	65
Market appreciation (depreciation)	947	(850)	12	(2,923)	(2,041)

Ending assets under management	29,280	28,262	27,819	26,359	24,383

BlackRock Global Series
Beginning assets under management	-	-	-	54	75
Net subscriptions	-	-	54	18	43
Market appreciation (depreciation)	-	-	-	3	(13)

Ending assets under management	-	-	54	75	105

BlackRock Provident Institutional Funds (BPIF)*
Beginning assets under management	25,554	25,755	25,615	27,580	36,338
Net subscriptions (redemptions)	201	(140)	1,965	4,662	709
Exchanges	-	-	-	4,096	-

Ending assets under management	25,755	25,615	27,580	36,338	37,047

Closed End
Beginning assets under management	7,340	7,560	7,583	7,634	6,764
Net redemptions	-	(30)	-	(954)	-
Market appreciation	220	53	51	84	77

Ending assets under management	7,560	7,583	7,634	6,764	6,841

Short Term Investment Funds (STIF)*
Beginning assets under management	5,064	4,629	4,205	4,622	490
Net subscriptions (redemptions)	(435)	(424)	417	(36)	59
Exchanges	-	-	-	(4,096)	-

Ending assets under management	4,629	4,205	4,622	490	549

Total Mutual Funds
Beginning assets under management	65,297	67,224	65,665	67,709	70,026
Net subscriptions (redemptions)	760	(762)	1,981	5,153	876
Market appreciation (depreciation)	1,167	(797)	63	(2,836)	(1,977)

Ending assets under management	$67,224	$65,665	$67,709	$70,026	$68,925

*During the fourth quarter of 2000, $4.1 billion of STIF assets under management were exchanged into the BPIF product.

Operating results for the three months ended March 31, 2001 as compared with the three months ended March 31, 2000.

Revenue

Total revenue for the three months ended March 31, 2001 increased $25.6 million or 24% to $133.7 million compared with $108.1 million for the three months ended March 31, 2000. Investment advisory and administration fees increased $23.4 million or 23% to $125.3 million for the three months ended March 31, 2001, compared with $101.9 million for the three months ended March 31, 2000. The growth in investment advisory and administration fees was primarily due to an increase in assets under management of 17% to $201.6 billion at March 31, 2001 and increased performance fees on separate accounts and alternative investment products.

	Three months ended
	March 31,		Variance

Dollar amounts in thousands	2001	2000	Amount	%

Investment advisory and administration fees:
Mutual funds	$54,916	$59,100	($4,184)	(7.1%)
Separate accounts	70,385	42,770	27,615	64.6

Total investment advisory and administration fees	125,301	101,870	23,431	23.0
Other income	8,408	6,190	2,218	35.8

Total revenue	$133,709	$108,060	$25,649	23.7%

Mutual fund advisory and administration fees decreased $4.2 million or 7% to $54.9 million for the three months ended March 31, 2001 compared with $59.1 million for the three months ended March 31, 2000. The decrease in mutual fund revenue was primarily due to a decline in assets in the BlackRock Funds of $4.9 billion or 17%, partially offset by a $7.2 billion or 28% increase in BPIF assets, net of exchanges. Separate account advisory fees increased $27.6 million or 65% primarily due to a $27.4 billion or 26% increase in assets under management and higher performance fees. Total performance fees for the three months ended March 31, 2001 approximated $18.7 million of which $16.5 million reflected current period results on alternative investment products while $2.2 million reflected an annual fee on certain European Equity separate accounts. Other income increased $2.2 million or 36% due to increased sales of BlackRock Solutions products.

Expense

Total expense increased $15.9 million or 21% to $91.8 million for the three months ended March 31, 2001, compared with $75.9 million for the three months ended March 31, 2000. The change was primarily the result of increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

	Three months ended
	March 31,		Variance

Dollar amounts in thousands	2001	2000	Amount	%

Employee compensation and benefits	$55,430	$40,670	$14,760	36.3%
Fund administration and servicing costs-affiliates	16,690	19,759	(3,069)	(15.5)
General and administration	17,055	13,100	3,955	30.2
Amortization of intangible assets	2,614	2,413	201	8.3

Total expense	$91,789	$75,942	$15,847	20.9%

Employee compensation and benefits increased $14.8 million primarily due to increased incentive compensation of $12.8 million, of which $5.4 million reflected accruals based on the growth in operating income, $7.4 million reflected direct incentives on alternative product performance fees and $2.0 million related to salary and benefits. Salary and benefit cost increases were the result of a 20% increase in full-time employees. Fund administration and servicing costs-affiliates declined $3.1 million or 16% due to lower levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $4.0 million or 30% largely due to new business activity and increased headcount. Marketing and promotional expenses increased $.9 million primarily due to an increase in travel and related expenses. Office and related expenses increased $.4 million due to higher occupancy expenses associated with corporate facility expansion, particularly in Edinburgh, Scotland. Technology and related expenses increased approximately $1.1 million as a result of increased sales of BlackRock Solutions products. Portfolio and related services increased by $.8 million due to increased sub-advisory fees for new alternative investment products and increased market data service expense.

Operating Income and Net Income

Operating income was $41.9 million for the three months ended March 31, 2001, representing a $9.8 million or 31% increase compared with the three months ended March 31, 2000. Non-operating income increased $1.0 million to $1.7 million for the three months ended March 31, 2001 as compared with the three months ended March 31, 2001. The rise was primarily the result of an increase in interest income of $1.4 million reflecting higher levels of investments from the Company’s excess operating cash flow. Income tax expense was $18.1 million and $13.6 million, representing an effective tax rate of 41.5% for the three months ended March 31, 2001 and March 31, 2000. Net income totaled $25.5 million for the three months ended March 31, 2001 compared with $19.2 million for the three months ended March 31, 2000, representing an increase of $6.3 million or 33%.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash provided by the Company's operating activities totaled $26.5 million for the three months ended March 31, 2001. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

Net cash flow used in investing activities was $14.2 million for the three months ended March 31, 2001. Capital expenditures for property and equipment was $8.2 million for the three months ended March 31, 2001 and primarily included higher technology investments associated with new BlackRock Solutions clients and construction costs related to the new building located in Wilmington, Delaware. Net purchases of investments were $6.0 million for the three months ended March 31, 2001 and represented seed investments made in certain new alternative investment products.

Net cash flow used in financing activities was $6.1 million for the three months ended March 31, 2001. Financing activities primarily represented treasury stock activity for the three months ended March 31, 2001. On January 31, 2001, in connection with the Long-term Deferred Compensation Plan, BlackRock repurchased approximately 142 thousand shares of class A common stock at a fair market value of $40.33 per share from certain employees to facilitate required employee income tax payments.

On January 8, 2001, the Company entered into a commitment to invest $8.4 million in Magnetite Asset Investors III, L.L.C., an alternative investment fund sponsored by BlackRock of which $3.4 million remained unfunded as of March 31, 2001. The Company funded an additional $1.7 million on April 20, 2001.

On April 30, 2001, BlackRock invested $90 million of cash and cash equivalents into the Intermediate Bond Portfolio, a BlackRock Funds portfolio.

On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000 of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions.

Total capital at March 31, 2001 was $401.8 million and was comprised entirely of stockholders' equity.

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

Forward-looking Statements

This report and other documents filed by BlackRock with the Securities and Exchange Commission (the "SEC") include forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to BlackRock’s future financial or business performance, conditions, strategies, expectations and goals. In addition, BlackRock may also include forward-looking statements in other written or oral statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "objective," "plan," "aspiration," "outlook," "outcome," "continue," "remain," "maintain," "strive," "trend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions.

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

Exhibit 99.1 to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2000 and BlackRock’s subsequent reports filed with the Securities and Exchange Commission, accessible on the SEC’s website at http://www.sec.gov, discuss these factors in more detail and identify additional factors that can affect forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock's investments available for sale consist primarily of BlackRock Funds and certain institutional and private placement portfolios ("alternative investment products"). Occasionally, BlackRock invests in new mutual funds (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund to establish a performance history. As of March 31, 2001, the fair market value of seed investments was $20.7 million. As of March 31, 2001, BlackRock did not hold any derivative investments to hedge its seed investments. On April 30, 2001, BlackRock invested $90 million of cash and cash equivalents into the Intermediate Bond Portfolio, a BlackRock Funds portfolio. The Intermediate Bond Portfolio's assets are invested primarily in investment grade intermediate bonds with maturities from 2 to 10 years.

BlackRock does not hold any derivative securities to hedge its investments. These investments expose BlackRock to credit and interest rate risk. However, the Company does not believe that the effect of reasonably possible near-term changes in default rates or interest rates on its financial position, results of operations or cash flow would be material.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 6, 2001, BlackRock issued 5,000 restricted shares of class B common stock to a new employee as incentive compensation. The shares were not registered under the Securities Act of 1933, as amended, and to the extent that the issuance involved an offer and sale, were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. These shares, which include significant transfer restrictions and a substantial risk of forfeiture, were granted at a fair market value of $0.2 million, which will be expensed on a straight-line basis over the restriction periods. The fair market value of these shares was recorded as unearned compensation in BlackRock's consolidated statement of financial condition at March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No. Description

(b)	Reports on Form 8-K

Since December 31, 2000, the Company has filed the following Current Reports on Form 8-K.

Form 8-K dated as of January 16, 2001, reporting the Company’s results of operations for the year ended December 31, 2000, filed pursuant to Item 5.

Form 8-K dated as of April 12, 2001, reporting the Company’s results of operations for the three months ended March 31, 2001, filed pursuant to Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC. (Registrant)

By: /s/ Paul L. Audet
Date: May 11, 2001	Paul L. Audet Managing Director & Chief Financial Officer