Form 10-Q
period 2001-06-30
BLACKROCK INC /NY
filed 2001-08-13
CIK 1060021

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________
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

Yes       X                    No ______

As of July 31, 2001, there were 10,313,206 shares of the registrant’s class A common stock outstanding and 53,966,524 shares of the registrant’s class B common stock outstanding.

BlackRock Inc.
Index to Form 10-Q

PART I

FINANCIAL INFORMATION

     PART II

        OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 4.	Submission of Masters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	24

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

BlackRock, Inc. Consolidated Statements of Financial Condition (Dollar amounts in thousands)

	June 30, 2001	December 31, 2000

	(unaudited)
Assets
Cash and cash equivalents	$99,231	$192,590
Accounts receivable	76,786	81,800
Investments, available for sale (cost: $143,502 and $16,854, respectively)	142,444	13,316
Property and equipment, net	56,728	45,598
Intangible assets, net	186,914	192,142
Receivable from affiliates	1,430	1,484
Other assets	7,701	10,073

Total assets	$571,234	$537,003

Liabilities and stockholders’ equity
Accrued compensation	$87,090	$130,101
Accounts payable and accrued liabilities
Affiliate	28,569	14,750
Other	14,857	12,264
Acquired management contract obligation	6,540	8,040
Other liabilities	5,306	3,607

Total liabilities	142,362	168,762

Stockholders’ equity
Common stock, class A, 10,167,290 and
9,487,297 shares issued, respectively	102	95
Common stock, class B, 54,285,961 and
54,509,875 shares issued, respectively	543	545
Additional paid - in capital	183,391	172,156
Retained earnings	251,790	200,064
Unearned compensation	(2,512)	(2,126)
Accumulated other comprehensive loss	(1,590)	(2,477)
Treasury stock, class A, at cost	(2,087)	(16)
Treasury stock, class B, at cost	(765)	-

Total stockholders’ equity	428,872	368,241

Total liabilities and stockholders’ equity	$571,234	$537,003

See accompanying notes to consolidated financial statements.

BlackRock, Inc. Consolidated Statements of Income (Dollar amounts in thousands, except share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenue
Investment advisory and administration fees
Mutual funds	$54,791	$56,228	$109,707	$115,328
Separate accounts	71,624	51,204	142,009	93,974
Other income
Affiliate	1,250	1,250	2,500	2,500
Other	7,597	3,889	14,755	8,829

Total revenue	135,262	112,571	268,971	220,631

Expense
Employee compensation and benefits	55,534	42,680	110,964	83,350
Fund administration and servicing costs - affiliates	15,722	18,450	32,412	38,209
General and administration
Affiliate	831	1,473	1,876	2,796
Other	17,853	13,132	33,863	24,909
Amortization of intangible assets	2,614	2,514	5,228	4,927

Total expense	92,554	78,249	184,343	154,191

Operating income	42,708	34,322	84,628	66,440

Non-operating income (expense)
Investment income	2,632	1,417	4,494	2,467
Interest expense	(201)	(86)	(402)	(439)

Total non-operating income	2,431	1,331	4,092	2,028

Income before income taxes	45,139	35,653	88,720	68,468
Income taxes	18,909	14,796	36,994	28,414

Net income	$26,230	$$20,857	$51,726	$40,054

Earnings per share
Basic	$0.41	$0.33	$0.81	$0.63
Diluted	$0.40	$0.32	$0.80	$0.62

Weighted-average shares outstanding
Basic	64,248,630	63,865,770	64,204,186	63,865,076
Diluted	64,877,389	64,492,447	64,867,348	64,423,376

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Consolidated Statements of Cash Flow
(Dollar amounts in thousands)
(unaudited)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities
Net income	$51,726	$40,054
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	12,131	9,535
Stock-based compensation	2,911	328
Tax benefit from stock-based compensation	5,140	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,014	(7,298)
Decrease in receivable from affiliate	54	886
Decrease (increase) in other assets	2,372	(3,385)
Decrease in accrued compensation	(36,987)	(26,400)
Increase (decrease) in accounts payable and accrued liabilities	16,412	(4,189)
Decrease in accrued interest payable to affiliates	-	(705)
Increase (decrease) in other liabilities	1,699	(3,060)

Cash provided by operating activities	60,472	5,766

Cash flows from investing activities
Purchase of property and equipment	(18,033)	(10,592)
Purchase of investments	(127,731)	(7,575)

Cash used in investing activities	(145,764)	(18,167)

Cash flows from financing activities
Repayment of note and loan payable to affiliates	-	(28,200)
Issuance of class A common stock	203	131
Purchase of treasury stock	(6,472)	-
Reissuance of treasury stock	212	-
Acquired management contract obligation payment	(1,500)	-

Cash used in financing activities	(7,557)	(28,069)

Effect of exchange rate changes on cash and cash equivalents	(510)	(26)

Net decrease in cash and cash equivalents	(93,359)	(40,496)
Cash and cash equivalents, beginning of period	192,590	157,129

Cash and cash equivalents, end of period	$99,231	$116,633

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2001 and 2000
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

Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those investments at fair value. SFAS No. 133 is required to be adopted for fiscal years beginning after June 15, 2000. The Company adopted the new statement as of January 1, 2001. The adoption of SFAS No. 133 has not had a material impact on the Company’s results of operations, financial position, or cash flows.

Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and eliminates the pooling-of-interests method of accounting. The statement also addresses disclosure requirements for business combinations and initial recognition and measurement criteria for goodwill and other intangible assets as a result of purchase business combinations.

On July 20, 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, will cease upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level will be required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Company will adopt SFAS No. 142 effective January 1, 2002, as required. Assuming no impairment adjustments are necessary, no future business combinations, and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.08 per share in 2002 resulting from the cessation of goodwill amortization.

2. Investments Available for Sale

A summary of the cost and fair market value of investments, available for sale is as follows:

		Gross Unrealized
				Fair Market
June 30, 2001	Cost	Gains	Losses	Value

Mutual funds	$128,738	-	$776	$127,962
Collateralized bond obligations	12,689	-	346	12,343
Other	2,075	64	-	2,139

	$143,502	$64	$1,122	$142,444

December 31, 2000

Mutual funds	$8,823	-	$633	$8,190
Collateralized bond obligations	5,956	-	2,857	3,099
Other	2,075	-	48	2,027

	$16,854	-	$3,538	$13,316

Net realized gains on the sale of investments, available for sale totaled $6 and $0 for the six months ended June 30, 2001 and June 30, 2000, respectively.

3. Common Stock

BlackRock’s class A, $0.01 par value, common shares authorized was 250,000,000 shares as of June 30, 2001 and June 30, 2000, respectively. BlackRock’s class B, $0.01 par value, common shares authorized was 100,000,000 shares as of June 30, 2001 and June 30, 2000, respectively.

The Company’s common shares issued and outstanding and related activity consists of the following:

	Shares issued				Shares outstanding

	Common shares Class		Treasury shares Class		Class

	A	B	A	B	A	B

December 31, 2000	9,487,297	54,509,875	(353)	-	9,486,944	54,509,875
Conversion of class B stock to					-	-
class A stock	228,914	(228,914)	-	-	228,914	(228,914)
Issuance of shares to Nonemployee Directors	980	-	-	-	980	-
Issuance of class A common stock	450,099	-	-	-	450,099	-
Issuance of class B common stock	-	5,000	-	-	-	5,000
Treasury stock transactions	-	-	(51,387)	(129,437)	(51,387)	(129,437)

June 30, 2001	10,167,290	54,285,961	(51,740)	(129,437)	10,115,550	54,156,524

4. Comprehensive Income

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net income	$26,230	$20,857	$51,726	$40,054
Accumulated other comprehensive income gain (loss):
Unrealized gain (loss) from investments, available for sale, net	(29)	423	1,397	174
Foreign currency translation gain (loss)	13	(16)	(510)	(26)

Comprehensive income	$26,214	$21,264	$52,613	$40,202

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$26,230	$20,857	$51,726	$40,054

Basic weighted-average shares outstanding	64,248,630	63,865,770	64,204,186	63,865,076

Dilutive potential shares from forward sales	107,277	175,153	107,277	175,153
Dilutive potential shares from stock options	521,482	451,524	555,885	383,147

Dilutive weighted-average shares outstanding	64,877,389	64,492,447	64,867,348	64,423,376

Basic earnings per share	$0.41	$0.33	$0.81	$0.63

Diluted earnings per share	$0.40	$0.32	$0.80	$0.62

6. Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Six months ended June 30,

	2001	2000

Cash paid for interest	$804	$1,058

Cash paid for income taxes	$18,207	$26,988

Supplemental schedule of noncash transaction:

	Six months ended June 30,

	2001	2000

Stock-based compensation	$6,831	-

7.  Stock Option Plan

On May 2, 2001, BlackRock’s shareholders approved an amendment to the BlackRock, Inc. 1999 Stock Award and Incentive Plan to increase the number of shares of class A common stock available under such plan to 9,000,000 shares. BlackRock’s shareholders previously authorized the issuance under the plan of up to 5.93% of the total shares of common stock outstanding.

8.  Employee Stock Purchase Plan

On May 2, 2001, BlackRock’s shareholders approved the adoption of the BlackRock, Inc. 2001 Employee Stock Purchase Plan (“ESPP”), the terms of which allow eligible employees to purchase shares of the Company’s class A common stock at 85% of the lesser of fair market value on the first or last day of each six-month offering period. No charge to earnings will be recorded with respect to the ESPP. The first offering period began on August 1, 2001. A total of 1,250,000 shares of class A common stock are available for issuance under the ESPP.

9.  Share Repurchase Program

On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000 of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions. To date, BlackRock has not purchased any shares of its outstanding class A common stock under this repurchase program.

10.  Subsequent Event

On July 20, 2001, the Company entered into a commitment to invest $5.4 million in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together with its subsidiaries “BlackRock” or the “Company”), is one of the 25 largest investment management firms in the United States with approximately $212.7 billion of assets under management at June 30, 2001. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. As of June 30, 2001, PNC indirectly owns approximately 70%, the public owns approximately 15% and BlackRock employees own approximately 15% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended June 30, 2001, June 30, 2000 and March 31, 2001 and the six months ended June 30, 2001 and June 30, 2000:

     BlackRock, Inc.
Financial Highlights
(Dollar amounts in thousands, except share data)
(unaudited)

		Three months ended			Variance vs.

	June 30,		March 31,	June 30, 2000		March 31, 2001

	2001	2000	2001	Amount	%	Amount	%

Total revenue	$135,262	$112,571	$133,709	$22,691	20%	$1,553	1%
Total expense	$92,554	$78,249	$91,789	$14,305	18%	$765	1%
Operating income	$42,708	$34,322	$41,920	$8,386	24%	$788	2%
Net income	$26,230	$20,857	$25,496	$5,373	26%	$734	3%
Diluted earnings per share	$0.40	$0.32	$0.39	$0.08	25%	$0.01	3%
Diluted cash earnings per share (a)	$0.44	$0.37	$0.43	$0.07	19%	$0.01	2%
Average diluted shares outstanding	64,877,389	64,492,447	64,897,486	384,942	1%	(20,097)	0%
EBITDA (b)	$51,722	$40,641	$49,531	$11,081	27%	$2,191	4%
Operating margin (c)	35.7%	36.5%	35.8%

Assets under management ($ in millions)	$212,694	$177,337	$201,636	$35,357	20%	$11,058	5%

	Six months ended
	June 30,		Variance

	2001	2000	Amount	%

Total revenue	$268,971	$220,631	$48,340	22%
Total expense	$184,343	$154,191	$30,152	20%
Operating income	$84,628	$66,440	$18,188	27%
Net income	$51,726	$40,054	$11,672	29%
Diluted earnings per share	$0.80	$0.62	$0.18	29%
Diluted cash earnings per share (a)	$0.88	$0.70	$0.18	26%
Average diluted shares outstanding	64,867,348	64,423,376	443,972	1%
EBITDA (b)	$101,253	$78,442	$22,811	29%
Operating margin (c)	35.8%	36.4%

Assets under management ($ in millions)	$212,694	$177,337	$35,357	20%

(a)	Net income plus amortization expense for the period divided by average diluted shares outstanding.
(b)	Earnings before interest expense, taxes, depreciation and amortization.
(c)	Operating income divided by total revenue less fund administration and servicing costs – affiliates.

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

BlackRock provides a variety of risk management and technology services to insurance companies, finance companies, pension funds, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock SolutionsTM and include a wide array of risk management services and enterprise investment system outsourcing to clients. The fees earned on risk management advisory assignments are recorded as other income.

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, general and administration, and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities, primarily associated with the administration and servicing of PNC client investments in the BlackRock FundsSM . Intangible assets at June 30, 2001 and December 31, 2000 were $186.9 million and $192.1 million, respectively, with amortization expense of approximately $2.6 million and $2.5 million for the three months ended June 30, 2001 and June 30, 2000, respectively and $5.2 million and $4.9 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Intangible assets reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000.

Assets Under Management

Assets under management (“AUM”) increased $35.4 billion, or 20%, to $212.7 billion at June 30, 2001, compared with $177.3 billion at June 30, 2000. The growth in assets under management was attributable to increases of $28.3 billion in separate accounts and $7.0 billion in mutual fund assets. The increase in separate accounts was due to net subscriptions of $20.1 billion and market appreciation of $8.2 billion. Net subscriptions in fixed income, alternative investment products, and equity accounts were $16.7 billion, $1.7 billion and $2.7 billion, respectively, while liquidity and liquidity-securities lending separate account assets experienced net redemptions of $.3 billion and $.7 billion, respectively. The rise in fixed income and alternative investment products separate accounts was attributable to strong relative investment performance resulting in higher levels of funding from existing clients as well as increased sales to new clients. The growth in equity separate account assets primarily reflected new business generated by the European equity team. The $.3 billion decrease in liquidity separate accounts was primarily due to the loss of a large client in 2000. The $.7 billion decline in liquidity-securities lending separate accounts was primarily attributable to lower levels of cash collateral managed by BlackRock for PFPC Worldwide, Inc. (“PFPC”), a PNC affiliate, as a result of the decline in the equity markets. Market appreciation of $8.2 billion in separate accounts was primarily due to appreciation in fixed income assets of $9.8 billion, associated with the decline in market interest rates, partially offset by market depreciation of $2.0 billion in equity assets. The $7.0 billion increase in mutual fund assets reflected net subscriptions of $11.3 billion, including $2.3 billion of closed-end funds maturities, due to strong sales of BlackRock Provident Institutional FundsSM (“BPIF”) which was partially offset by market depreciation of $4.5 billion in the BlackRock Funds largely associated with a decline in the equity markets.

BlackRock, Inc.
Assets Under Management
(Dollar amounts in millions)
(unaudited)

			Variance
	June 30,
	2001	2000	Amount	%
Separate Accounts
Fixed income	$110,483	$83,950	$26,533	31.6%
Liquidity	6,782	7,052	(270)	(3.8)
Liquidity-Securities lending	10,004	10,655	(651)	(6.1)
Equity	8,257	7,621	636	8.3
Alternative investment products	4,479	2,394	2,085	87.1

Subtotal	140,005	111,672	28,333	25.4

Mutual Funds
Fixed income	12,326	13,919	(1,593)	(11.4)
Liquidity	48,829	35,944	12,885	35.8
Equity	11,534	15,802	(4,268)	(27.0)

Subtotal	72,689	65,665	7,024	10.7

Total	$212,694	$177,337	$35,357	19.9%

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the three months and six months ended June 30, 2001 and June 30, 2000, respectively. The data reflects certain reclassifications between net subscriptions (redemptions) and market appreciation (depreciation) from amounts previously reported.

For the three months and six months ended June 30, 2001, net subscriptions represented 92% and 91%, respectively, of the total increase in assets under management. Net subscriptions were $10.2 billion and $8.1 billion for the three months and six months ended June 30, 2001 and $5.1 billion and $9.6 billion for the three months and six months ended June 30, 2000, respectively.

BlackRock, Inc.
Component Changes in Assets Under Management
(Dollar amounts in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Separate Accounts
Beginning assets under management	$132,711	$105,349	$133,743	$99,220
Net subscriptions	6,871	5,815	3,897	9,622
Market appreciation	423	508	2,365	2,830

Ending assets under management	140,005	111,672	140,005	111,672

Mutual Funds
Beginning assets under management	68,925	67,224	70,026	65,297
Net subscriptions (redemptions)	3,301	(762)	4,177	(2)
Market appreciation (depreciation)	463	(797)	(1,514)	370

Ending assets under management	72,689	65,665	72,689	65,665

Total	$212,694	$177,337	$212,694	$177,337

Net subscriptions	$10,172	$5,053	$8,074	$9,620
% of Change in AUM from net subscriptions	92.0%	106.1%	90.5%	75.0%

     BlackRock, Inc.
Assets Under Management
Quarterly Trend
(Dollar amounts in millions)
(unaudited)

	Quarter Ended

	2000			2001
						Six months ended
	June 30	September 30	December 31	March 31	June 30	June 30, 2001

Separate Accounts
Fixed Income
Beginning assets under management	$77,595	$83,950	$96,791	$103,561	$107,371	$103,561
Net subscriptions	5,756	10,606	2,776	699	2,682	3,381
Market appreciation	599	2,235	3,994	3,111	430	3,541

Ending assets under management	83,950	96,791	103,561	107,371	110,483	110,483

Liquidity
Beginning assets under management	7,811	7,052	5,147	6,495	5,713	6,495
Net subscriptions (redemptions)	(779)	(1,925)	1,321	(813)	1,042	229
Market appreciation	20	20	27	31	27	58

Ending assets under management	7,052	5,147	6,495	5,713	6,782	6,782

Liquidity-Securities lending
Beginning assets under management	11,299	10,655	10,843	11,501	7,514	11,501
Net subscriptions (redemptions)	(644)	188	658	(3,987)	2,490	(1,497)
Market appreciation	-	-	-	-	-	-

Ending assets under management	10,655	10,843	11,501	7,514	10,004	10,004

Equity
Beginning assets under management	6,414	7,621	7,500	8,716	7,796	8,716
Net subscriptions	1,387	442	1,282	445	488	933
Market depreciation	(180)	(563)	(66)	(1,365)	(27)	(1,392)

Ending assets under management	7,621	7,500	8,716	7,796	8,257	8,257

Alternative investment products
Beginning assets under management	2,230	2,394	2,818	3,470	4,317	3,470
Net subscriptions	95	336	584	682	169	851
Market appreciation (depreciation)	69	88	68	165	(7)	158

Ending assets under management	2,394	2,818	3,470	4,317	4,479	4,479

Total Separate Accounts
Beginning assets under management	105,349	111,672	123,099	133,743	132,711	133,743
Net subscriptions (redemptions)	5,815	9,647	6,621	(2,974)	6,871	3,897
Market appreciation	508	1,780	4,023	1,942	423	2,365

Ending assets under management	$111,672	$123,099	$133,743	$132,711	$140,005	$140,005

Mutual Funds
BlackRock Funds
Beginning assets under management	$29,280	$28,262	$27,819	$26,359	$24,383	$26,359
Net subscriptions (redemptions)	(168)	(455)	1,463	65	(253)	(188)
Market appreciation (depreciation)	(850)	12	(2,923)	(2,041)	459	(1,582)

Ending assets under management	28,262	27,819	26,359	24,383	24,589	24,589

BlackRock Global Series
Beginning assets under management	-	-	54	75	105	75
Net subscriptions	-	54	18	43	33	76
Market appreciation (depreciation)	-	-	3	(13)	(4)	(17)

Ending assets under management	-	54	75	105	134	134

BPIF*
Beginning assets under management	25,755	25,615	27,580	36,338	37,047	36,338
Net subscriptions (redemptions)	(140)	1,965	4,662	709	4,907	5,616
Exchanges	-	-	4,096	-	-	-

Ending assets under management	25,615	27,580	36,338	37,047	41,954	41,954

Closed End
Beginning assets under management	7,560	7,583	7,634	6,764	6,841	6,764
Net redemptions	(30)	-	(954)	-	(1,409)	(1,409)
Market appreciation	53	51	84	77	8	85

Ending assets under management	7,583	7,634	6,764	6,841	5,440	5,440

Short Term Investment Funds (STIF)*
Beginning assets under management	4,629	4,205	4,622	490	549	490
Net subscriptions (redemptions)	(424)	417	(36)	59	23	82
Exchanges	-	-	(4,096)	-	-	-

Ending assets under management	4,205	4,622	490	549	572	572

Total Mutual Funds
Beginning assets under management	67,224	65,665	67,709	70,026	68,925	70,026
Net subscriptions (redemptions)	(762)	1,981	5,153	876	3,301	4,177
Market appreciation (depreciation)	(797)	63	(2,836)	(1,977)	463	(1,514)

Ending assets under management	$65,665	$67,709	$70,026	$68,925	$72,689	$72,689

* During the fourth quarter of 2000, $4.1 billion of STIF assets under management were exchanged into the BPIF product.

Operating results for the three months ended June 30, 2001 as compared with the three months ended June 30, 2000.

Revenue

Total revenue for the three months ended June 30, 2001 increased $22.7 million or 20% to $135.3 million compared with $112.6 million for the three months ended June 30, 2000. Investment advisory and administration fees increased $19.0 million or 18% to $126.4 million for the three months ended June 30, 2001, compared with $107.4 million for the three months ended June 30, 2000. The growth in investment advisory and administration fees was primarily due to an increase in assets under management of 20% to $212.7 billion at June 30, 2001 and increased performance fees.

	Three months ended June 30,		Variance

Dollar amounts in thousands	2001	2000	Amount	%

	(unaudited)
Investment advisory and administration fees:
Mutual funds	$54,791	$56,228	($1,437)	(2.6%	)
Separate accounts	71,624	51,204	20,420	39.9

Total investment advisory and administration fees	126,415	107,432	18,983	17.7
Other income	8,847	5,139	3,708	72.2

Total revenue	$135,262	$112,571	$22,691	20.2%

Mutual fund advisory and administration fees decreased $1.4 million or 3% to $54.8 million for the three months ended June 30, 2001, compared with $56.2 million for the three months ended June 30, 2000. The decrease in mutual fund revenue was primarily due to a $3.7 billion or 13% decline in assets in the BlackRock Funds partially offset by strong revenue growth in the BPIF funds as assets rose $12.2 billion or 41% adjusted for exchanges. Separate account advisory fees increased $20.4 million or 40% to $71.6 million for the three months ended June 30, 2001, compared with $51.2 million for the three months ended June 30, 2000. Separate account base advisory fees increased $13.4 million or 33% to $53.7 million for the three months ended June 30, 2001 compared with $40.3 million for the three months ended June 30, 2000 primarily due to a $28.3 billion or 25% increase in assets under management. Performance fees of $17.9 million for the three months ended June 30, 2001 increased $7.0 million as compared with $10.9 million for the three months ended June 30, 2000 as a result of continued strong investment performance. This represented the fourth consecutive quarter in which alternative product performance fees reflected results that exceeded targeted returns. Other income of $8.8 million for the three months ended June 30, 2001 increased $3.7 million or 72% compared with $5.1 million for the three months ended June 30, 2000 primarily due to increased sales of BlackRock Solutions products.

Expense

Total expense increased $14.3 million or 18% to $92.6 million for the three months ended June 30, 2001, compared with $78.3 million for the three months ended June 30, 2000. The change was primarily the result of increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

	Three months ended June 30,		Variance

Dollar amounts in thousands	2001	2000	Amount	%

	(unaudited)
Employee compensation and benefits	$55,534	$42,680	$12,854	30.1%
Fund administration and servicing costs-affiliates	15,722	18,450	(2,728)	(14.8)
General and administration	18,684	14,605	4,079	27.9
Amortization of intangible assets	2,614	2,514	100	4.0

Total expense	$92,554	$78,249	$14,305	18.3%

Employee compensation and benefits increased $12.9 million due to increased incentive compensation of $5.9 million reflecting accruals based on the growth of operating income, $2.8 million reflecting direct incentives on alternative product performance fees and $4.2 million related to salary and benefits. Salary and benefit cost increases were the result of a 19% increase in full-time employees. For the three months ended June 30, 2001, fund administration and servicing costs-affiliates of $15.7 million declined $2.7 million or 15% due to lower levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $4.1 million or 28% to $18.7 million for the three months ended June 30, 2001 compared with $14.6 million for the three months ended June 30, 2000 largely due to new business activity, increased headcount and corporate space and technology investments.

	Three months ended June 30,		Variance

General and administration expense:	2001	2000	Amount	%

	(unaudited)
Marketing and promotional	$5,399	$4,399	$1,000	22.7%
Occupancy expense	2,871	2,181	690	31.6
Technology	3,499	2,155	1,344	62.4
Other general and administration expense	6,915	5,870	1,045	17.8

Total general and administrative expense	$18,684	$14,605	$4,079	27.9%

Marketing and promotional expenses of $5.4 million for the three months ended June 30, 2001 increased $1.0 million or 23% primarily due to higher travel and entertainment costs associated with the Company’s institutional marketing efforts. Occupancy expense of $2.9 million for the three months ended June 30, 2001 increased $.7 million due to increased rent and related costs associated with corporate facility expansion, particularly BlackRock’s new offices in Wilmington, Delaware, Edinburgh, Scotland, 40 East 52nd Street, New York, and Hong Kong. Technology expense increased approximately $1.3 million or 62% to $3.5 million for the three months ended June 30, 2001 due to the completion of a second computer facility in Delaware and equipment purchases to support the growth of BlackRock Solutions, which resulted in higher depreciation expense. Other expenses increased $1.0 million or 18% to $6.9 million for the three months ended June 30, 2001 primarily due to professional service costs associated with new products.

Operating Income and Net Income

Operating income was $42.7 million for the three months ended June 30, 2001, representing an $8.4 million or 24% increase compared with the three months ended June 30, 2000. Non-operating income increased $1.1 million to $2.4 million for the three months ended June 30, 2001 compared with the three months ended June 30, 2000. The rise was primarily the result of an increase in investment income reflecting investment of the Company’s excess operating cash. Income tax expense was $18.9 million and $14.8 million, representing effective tax rates of 41.9% and 41.5% for the three months ended June 30, 2001 and June 30, 2000. Net income totaled $26.2 million for the three months ended June 30, 2001 compared with $20.9 million for the three months ended June 30, 2000, representing an increase of $5.3 million or 26%.

Operating results for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000.

Revenue

Total revenue for the six months ended June 30, 2001 increased $48.3 million or 22% to $269.0 million compared with $220.6 million for the six months ended June 30, 2000. Investment advisory and administration fees increased $42.4 million or 20% to $251.7 million for the six months ended June 30, 2001, compared with $209.3 million for the six months ended June 30, 2000. The growth in investment advisory and administration fees was primarily due to a 20% increase in assets under management to $212.7 billion at June 30, 2001 and increased performance fees.

	Six months ended June 30,		Variance

Dollar amounts in thousands	2001	2000	Amount	%

	(unaudited)
Investment advisory and administration fees:
Mutual funds	$109,707	$115,328	($5,621)	(4.9%	)
Separate accounts	142,009	93,974	48,035	51.1

Total investment advisory and administration fees	251,716	209,302	42,414	20.3
Other income	17,255	11,329	5,926	52.3

Total revenue	$268,971	$220,631	$48,340	21.9%

Mutual fund advisory and administration fees decreased $5.6 million or 5% to $109.7 million for the six months ended June 30, 2001, compared with $115.3 million for the six months ended June 30, 2000. The decrease in mutual fund revenue was primarily due to a $13.0 million decline in advisory and administration fees in the BlackRock Funds to $64.3 million largely due to market depreciation in equity assets, which was partially offset by an $11.1 million increase in BPIF revenue to $29.7 million as a result of strong net asset growth. Separate account advisory fees increased $48.0 million or 51% to $142.0 million for the six months ended June 30, 2001, compared with $94.0 million for the six months ended June 30, 2000. Separate account base advisory fees increased $26.8 million or 34% to $105.4 million for the six months ended June 30, 2001 compared with $78.6 million for the six months ended June 30, 2000 primarily due to a $28.3 million or 25% increase in assets under management. Performance fees of $36.6 million for the six months ended June 30, 2001 increased $21.2 million compared with $15.4 million for the six months ended June 30, 2000 due to continued strong investment performance. Other income of $17.2 million increased $5.9 million or 52% for the six months ended June 30, 2001 compared with $11.3 million for the six months ended June 30, 2000 primarily due to increased sales of BlackRock Solutions products.

Expense

Total expense increased $30.1 million or 20% to $184.3 million for the six months ended June 30, 2001, compared with $154.2 million for the six months ended June 30, 2000. The change was primarily the result of increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

	Six months ended
	June 30,		Variance

Dollar amounts in thousands	2001	2000	Amount	%

	(unaudited)

Employee compensation and benefits	$110,964	$83,350	$27,614	33.1%
Fund administration and servicing costs-affiliates	32,412	38,209	(5,797)	(15.2)
General and administration	35,739	27,705	8,034	29.0
Amortization of intangible assets	5,228	4,927	301	6.1

Total expense	$184,343	$154,191	$30,152	19.6%

Employee compensation and benefits increased $27.6 million due to increased incentive compensation of $13.8 million reflecting accruals based on the growth of operating income, $7.7 million reflecting direct incentives on alternative product performance fees and $6.1 million related to salary and benefits. Salary and benefit cost increases were the result of a 19% increase in full-time employees. For the six months ended June 30, 2001, fund administration and servicing costs-affiliates declined $5.8 million or 15% due to lower levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $8.0 million or 29% to $35.7 million for the six months ended June 30, 2001 compared with $27.7 million for the six months ended June 30, 2000 largely due to new business activity, increased headcount and corporate space and technology investments.

	Six months ended
	June 30,		Variance

	2001	2000	Amount	%

	(unaudited)
General and administration expense:
Marketing and promotional	$10,246	$8,359	$1,887	22.6%
Occupancy expense	5,407	4,414	993	22.5
Technology	6,654	4,197	2,457	58.5
Other general and administration expense	13,432	10,735	2,697	25.1

Total general and administration expense	$35,739	$27,705	$8,034	29.0%

Marketing and promotional expenses of $10.2 million for the six months ended June 30, 2001 increased $1.9 million or 23% primarily due to higher travel and entertainment costs for institutional marketing activities and new products. Occupancy expense of $5.4 million for the six months ended June 30, 2001 increased $1.0 million due to higher occupancy expenses associated with corporate facility expansion, particularly in Wilmington, Delaware, Edinburgh, Scotland, 40 East 52nd Street, New York and Hong Kong. Technology expenses increased approximately $2.5 million or 59% to $6.7 million for the six months ended June 30, 2001 as a result of higher depreciation charges associated with the completion of a second computer facility in Delaware and equipment purchases to support the growth of BlackRock Solutions. Other expenses increased $2.7 million or 25% for the six months ended June 30, 2001 primarily due to higher professional service costs associated with new products.

Operating Income and Net Income

Operating income was $84.6 million for the six months ended June 30, 2001, representing an $18.2 million or 27% increase compared with the six months ended June 30, 2000. Non-operating income increased $2.1 million to $4.1 million for the six months ended June 30, 2001 as compared with the six months ended June 30, 2000. The rise was primarily the result of an increase in interest and dividend income reflecting investment of the Company’s excess operating cash. Income tax expense was $37.0 million and $28.4 million, representing effective tax rates of 41.7% and 41.5% for the six months ended June 30, 2001 and June 30, 2000. Net income totaled $51.7 million for the six months ended June 30, 2001 compared with $40.1 million for the six months ended June 30, 2000, representing an increase of $11.6 million or 29%.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash provided by the Company’s operating activities totaled $60.5 million for the six months ended June 30, 2001. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

Net cash flow used in investing activities was $145.8 million for the six months ended June 30, 2001. Capital expenditures for property and equipment was $18.0 million for the six months ended June 30, 2001 and primarily reflected construction costs for the new facility in Wilmington, Delaware, including a second computer facility, leasehold improvements and the purchase of equipment to support the growth of BlackRock Solutions. Net investments were $127.7 million for the six months ended June 30, 2001, which included a $120.0 million investment in the BlackRock Funds Intermediate Bond Portfolio, and seed investments made in certain new alternative investment products.

Net cash flow used in financing activities was $7.6 million for the six months ended June 30, 2001. Financing activities primarily represented treasury stock activity for the six months ended June 30, 2001. On January 31, 2001, in connection with the BlackRock, Inc. Long-Term Deferred Compensation Plan, BlackRock repurchased approximately 142,000 shares of class A common stock at a fair market value of $40.33 per share from certain employees to facilitate required employee income tax payments. On May 23, 2001, the Company paid $1.5 million of the acquired management contract obligation related to the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT.

On January 8, 2001, the Company entered into a commitment to invest $8.4 million in Magnetite Asset Investors III, L.L.C., an alternative investment fund sponsored by BlackRock of which $1.7 million remained unfunded as of June 30, 2001.

On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000 of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions. To date, BlackRock has not purchased any shares of its outstanding class A common stock under this repurchase program.

On July 20, 2001, the Company entered into a commitment to invest $5.4 million in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock.

Total capital at June 30, 2001 was $428.9 million and was comprised entirely of stockholders’ equity.

Interest Rates

The value of assets under management is affected by changes in interest rates. Since BlackRock derives the majority of its revenues from investment advisory fees based on the value of assets under management, BlackRock’s revenues may be adversely affected by changing interest rates. In a period of rapidly rising interest rates, BlackRock’s assets under management would likely be negatively affected by reduced asset values and increased redemptions.

Inflation

The majority of BlackRock’s revenues are based on the value of assets under management. There is no predictable relationship between the rate of inflation and the value of assets under management by BlackRock, except as inflation may affect interest rates. BlackRock does not believe inflation will significantly affect its compensation costs, as they are substantially variable in nature. However, the rate of inflation may affect BlackRock’s expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect BlackRock’s results of operations by reducing BlackRock’s assets under management, revenues or otherwise.

Forward-looking Statements

This report and other statements by BlackRock include forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook for earnings and revenues, other future financial or business performance, strategies and expectations. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “objective,” “plan,” “aspiration,” “outlook,” “outcome,” “continue,” “remain,” “maintain,” “strive,” “trend,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.

BlackRock cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and BlackRock assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in BlackRock’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in economic or industry conditions, the interest rate environment or financial and capital markets, which could result in reduced demand for products or services or reduced value of assets under management; (3) the investment performance of BlackRock's advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes; and (9) the impact of legislative and regulatory actions and reforms.

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

BlackRock’s investments available for sale consist primarily of BlackRock Funds and certain institutional and private placement portfolios (“alternative investment products”). Occasionally, BlackRock invests in new mutual funds (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund to establish a performance history. As of June 30, 2001, the fair market value of seed investments was $22.0 million. The fair market value of BlackRock’s other investments was $120.4 million as of June 30, 2001 and is comprised entirely of an investment in the Intermediate Bond Portfolio of the BlackRock Funds. The Intermediate Bond Portfolio’s assets are invested primarily in investment grade intermediate bonds with maturities from 2 to 10 years.

BlackRock does not hold any derivative securities to hedge its investments. These investments expose BlackRock to credit and interest rate risk. However, the Company does not believe that the effect of reasonably possible near-term changes in default rates or interest rates on its financial position, results of operations or cash flow would be material.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

BlackRock and its subsidiaries, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not at the present time anticipate that the ultimate aggregate liability, if any, arising out of such lawsuits will have a material adverse effect on BlackRock's financial position. At the present time, management is not in a position to determine whether any such pending or threatened litigation will have a material adverse effect on BlackRock's results of operations in any future reporting period.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of BlackRock was held on May 2, 2001, for the purpose of considering and acting upon the following:

Three Class II directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes

Nominee	For	Against/Withheld

James E. Rohr	271,896,649	338,278
Ralph L. Schlosstein	270,280,131	1,954,796
Lawrence M. Wagner	271,927,059	307,868

Two matters were approved and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes

Matter	For	Against	Abstain

Adoption of the BlackRock, Inc.
2001 Employee Stock Purchase	270,932,103	38,800	157,809
Plan
Approval of amendment to the
BlackRock, Inc. 1999 Stock
Award and Incentive Plan	269,228,500	1,735,361	164,851

There were no broker non-votes.

With respect to the preceding matters, holders of BlackRock's class A common stock, and class B common stock voted together as a single class. Holders of BlackRock’s class A common stock are entitled to one vote per share. Holders of BlackRock’s class B common stock are entitled to five votes per share.

Item 6. Exhibits and Reports on Form 8-K
(a)

Exhibits

In addition to the exhibits listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, the following exhibits are being filed for the quarter ended June 30, 2001.

Exhibit No.             Description

10.1                         Amendment No. 2 to the 1999 Stock Award and Incentive Plan. +

+ Denotes compensatory plan.
(b)

Reports on Form 8-K

Since March 31, 2001, the Company has filed the following Current Report on Form 8-K.

Form 8-K dated as of April 12, 2001, reporting the Company’s results of operations for the three months ended March 31, 2001, filed pursuant to Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	_/s/ Paul L. Audet______
Paul L. Audet
Date: August 13, 2001		Managing Director &
Chief Financial Officer