Form 10-Q
period 2001-09-30
BLACKROCK INC /NY
filed 2001-11-09
CIK 1060021

FORM 10-Q

United States
Securities and Exchange Commission
Washington, DC 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2001

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

As of October 31, 2001, there were 10,784,510 shares of the registrant’s class A common stock outstanding and 53,606,862 shares of the registrant’s class B common stock outstanding.

BlackRock Inc.
Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.
Consolidated Statements of Financial Condition
(Dollar amounts in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)

Assets
Cash and cash equivalents	$152,832	$192,590
Accounts receivable	94,984	81,800
Investments, available for sale (cost: $142,054 and $16,854, respectively)	140,708	13,316
Property and equipment, net	61,142	45,598
Intangible assets, net	184,301	192,142
Receivable from affiliates	2,282	1,484
Other assets	7,521	10,073

Total assets	$643,770	$537,003

Liabilities and stockholders’ equity
Accrued compensation	$115,785	$130,101
Accounts payable and accrued liabilities
Affiliate	41,899	14,750
Other	16,746	12,264
Acquired management contract obligation	7,344	8,040
Other liabilities	4,474	3,607

Total liabilities	186,248	168,762

Stockholders’ equity
Common stock, class A, 10,638,163 and 9,487,297 shares issued, respectively	106	95
Common stock, class B, 53,785,961 and 54,509,875 shares issued, respectively	538	545
Additional paid-in capital	182,080	172,156
Retained earnings	279,166	200,064
Unearned compensation	(2,212)	(2,126)
Accumulated other comprehensive loss	(1,391)	(2,477)
Treasury stock, class A, at cost	—	(16)
Treasury stock, class B, at cost	(765)	—

Total stockholders’ equity	457,522	368,241

Total liabilities and stockholders’ equity	$643,770	$537,003

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Consolidated Statements of Income
(Dollar amounts in thousands, except share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenue
Investment advisory and administration fees
Mutual funds	$ 52,751	$ 57,745	$162,458	$173,073
Separate accounts	71,430	63,539	213,439	157,513
Other income
Affiliate	1,250	1,250	3,750	3,750
Other	9,351	5,167	24,106	13,996

Total revenue	134,782	127,701	403,753	348,332

Expense
Employee compensation and benefits	53,932	53,272	164,896	136,622
Fund administration and servicing costs—affiliates	15,016	19,313	47,428	57,522
General and administration
Affiliate	829	960	2,705	3,462
Other	19,860	14,617	53,723	39,820
Amortization of intangible assets	2,613	2,613	7,841	7,540

Total expense	92,250	90,775	276,593	244,966

Operating income	42,532	36,926	127,160	103,366

Non-operating income (expense)
Investment income	2,890	2,197	7,384	4,664
Interest expense	(172)	(215)	(574)	(654)

Total non-operating income	2,718	1,982	6,810	4,010

Income before income taxes	45,250	38,908	133,970	107,376
Income taxes	17,874	16,147	54,868	44,561

Net income	$ 27,376	$ 22,761	$ 79,102	$ 62,815

Earnings per share
Basic	$ 0.43	$ 0.36	$ 1.23	$ 0.98
Diluted	$ 0.42	$ 0.35	$ 1.22	$ 0.97

Weighted-average shares outstanding
Basic	64,284,768	63,884,410	64,231,342	63,871,568
Diluted	64,947,840	64,651,300	64,897,087	64,524,607

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Consolidated Statements of Cash Flow
(Dollar amounts in thousands)
(unaudited)

	Nine months ended September 30,
	2001	2000

Cash flows from operating activities
Net income	$ 79,102	$ 62,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,899	14,992
Stock-based compensation	3,784	528
Deferred income taxes	2,619	1,425
Tax benefit from stock-based compensation	5,230	70
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,184)	(12,809)
(Increase) decrease in receivable from affiliate	(798)	1,005
Decrease (increase) in other assets	2,552	(3,857)
(Decrease) increase in accrued compensation	(8,292)	6,148
Increase (decrease) in accounts payable and accrued liabilities	29,012	(4,235)
Decrease in accrued interest payable to affiliates	—	(705)
Increase (decrease) in other liabilities	867	(523)

Cash provided by operating activities	119,791	64,854

Cash flows from investing activities
Purchase of property and equipment	(26,602)	(22,453)
Purchase of investments	(126,305)	(11,671)

Cash used in investing activities	(152,907)	(34,124)

Cash flows from financing activities
Repayment of note and loan payable to affiliates	—	(28,200)
Issuance of class A common stock	281	131
Purchase of treasury stock	(6,472)	—
Reissuance of treasury stock	246	—
Acquired management contract obligation payment	(696)	—

Cash used in financing activities	(6,641)	(28,069)

Effect of exchange rate changes on cash and cash equivalents	(1)	(862)

Net (decrease) increase in cash and cash equivalents	(39,758)	1,799
Cash and cash equivalents, beginning of period	192,590	157,129

Cash and cash equivalents, end of period	$ 152,832	$158,928

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2001 and 2000
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

Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those investments at fair value. SFAS No. 133 was required to be adopted for fiscal years beginning after June 15, 2000. The Company adopted the new statement as of January 1, 2001. The adoption of SFAS No. 133 has not had a material impact on the Company’s results of operations, financial position, or cash flows.

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

On July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, will cease upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level will be required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Company will adopt SFAS No. 142 effective January 1, 2002, as required. Assuming no impairment adjustments are necessary, no future business combinations, and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.08 per share in 2002 resulting from the cessation of goodwill amortization.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material impact on the Company’s financial statements.

In October 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of.” This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations and addresses implementation issues. The adoption of this statement, which is effective January 1, 2002, is not expected to have a material impact on the Company’s financial statements.

2.    Investments, Available for Sale

A summary of the cost and fair market value of investments, available for sale, is as follows:

		Gross Unrealized		Fair Market Value
September 30, 2001	Cost	Gains	Losses
Mutual funds	$128,712	$1,700	—	$130,412
Collateralized bond obligations	12,689	—	3,074	9,615
Other	653	28	—	681

	$142,054	$1,728	$3,074	$140,708

December 31, 2000
Mutual funds	$ 8,823	—	$ 633	$ 8,190
Collateralized bond obligations	5,956	—	2,857	3,099
Other	2,075	—	48	2,027

	$ 16,854	—	$3,538	$ 13,316

Net realized gains on the sale of investments, available for sale totaled $77 and $11 for the nine months ended September 30, 2001 and September 30, 2000, respectively, and $71 and $11 for the three months ended September 30, 2001 and 2000, respectively.

3.    Property and Equipment

Property and equipment consists of the following:

	September 30, 2001	December 31, 2000
Land	$ 3,564	$ 3,564
Building	16,946	—
Building improvements	5,264	—
Equipment and computer software	49,312	37,157
Leasehold improvements	8,681	9,361
Furniture and fixtures	10,091	7,262
Construction in progress	9,440	19,826

	103,298	77,170

Less accumulated depreciation	42,156	31,572

Property and equipment, net	$ 61,142	$45,598

3.    Property and Equipment (continued)

Building and building improvements reflect the new building located in Wilmington, Delaware. The remaining balance in the construction in progress account primarily represents expenditures associated with occupying a new headquarters site in New York City located at 40 East 52nd Street.

Depreciation expense was approximately $4,155, and $2,844 for the three months ended September 30, 2001 and 2000, respectively and $11,058 and $7,452 for the nine months ended September 30, 2001 and 2000, respectively.

4.    Commitments

a) Lease Commitments

The Company leases its primary office space under agreements which expire through 2017. Future minimum commitments under these operating leases, net of rental reimbursements of $5,884 through 2005 from a sublease arrangement, are as follows:

2001	$ 2,097
2002	10,372
2003	10,449
2004	10,362
2005	10,283
Thereafter	130,070

$173,633

In connection with certain lease agreements, the Company is responsible for escalation payments.

On September 4, 2001, the Company entered into a lease agreement for additional space at 40 East 52nd Street, New York, New York. Under the lease, BlackRock will occupy this space on or about January 2002. The lease will terminate on February 28, 2017. Total rent payments over the lease term will approximate $24,198.

Occupancy expense amounted to $3,682 and $3,038 for the three months ended September 30, 2001 and 2000, respectively and $9,088 and $7,453 for the nine months ended September 30, 2001 and 2000, respectively.

5.    Common Stock

BlackRock’s class A, $0.01 par value, common shares authorized was 250,000,000 shares as of September 30, 2001 and December 31, 2000, respectively. BlackRock’s class B, $0.01 par value, common shares authorized was 100,000,000 shares as of September 30, 2001 and December 31, 2000, respectively.

The Company’s common shares issued and outstanding and related activity consists of the following:

	Shares issued				Shares outstanding
	Common shares Class		Treasury shares Class		Class
	A	B	A	B	A	B
December 31, 2000	9,487,297	54,509,875	(353)	—	9,486,944	54,509,875
Conversion of class B stock to class A stock	680,992	(728,914)	47,922	—	728,914	(728,914)
Issuance of shares to Nonemployee Directors	980	—	2,346	—	3,326	—
Issuance of class A common stock	468,894	—	—	—	468,894	—
Issuance of class B common stock	—	5,000	—	—	—	5,000
Treasury stock transactions	—	—	(49,915)	(129,437)	(49,915)	(129,437)

September 30, 2001	10,638,163	53,785,961	—	(129,437)	10,638,163	53,656,524

6.    Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income	$27,376	$22,761	$79,102	$62,815
Other comprehensive income gain (loss):
Unrealized gain (loss) from investments, available for sale, net	(310)	107	1,087	281
Foreign currency translation gain (loss)	509	(836)	(1)	(862)

Comprehensive income	$27,575	$22,032	$80,188	$62,234

7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income	$27,376	$22,761	$79,102	$62,815

Basic weighted-average shares outstanding	64,284,768	63,884,410	64,231,342	63,871,568
Dilutive potential shares from forward sales	107,277	175,153	107,277	175,153
Dilutive potential shares from stock options	555,795	591,737	558,468	477,886

Dilutive weighted-average shares outstanding	64,947,840	64,651,300	64,897,087	64,524,607

Basic earnings per share	$ 0.43	$ 0.36	$ 1.23	$ 0.98

Diluted earnings per share	$ 0.42	$ 0.35	$ 1.22	$ 0.97

8.    Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2001	2000
Cash paid for interest	$ 804	$ 1,058

Cash paid for income taxes	$23,085	$42,514

Supplemental schedule of noncash transactions:

	Nine months ended September 30,
	2001	2000
Stock-based compensation	$6,831	—

9.    Stock Option Plan

On May 2, 2001, BlackRock’s shareholders approved an amendment to the BlackRock, Inc. 1999 Stock Award and Incentive Plan to increase the number of shares of class A common stock available under such plan to 9,000,000 shares. BlackRock’s shareholders previously authorized the issuance under the plan of up to 5.93% of the total shares of common stock outstanding.

10.    Employee Stock Purchase Plan

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

11.    Share Repurchase Program

On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000 of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions. To date, BlackRock has not purchased any shares of its outstanding class A common stock under this repurchase program.

I tem 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together with its subsidiaries “BlackRock” or the “Company”), is one of the 25 largest investment management firms in the United States with approximately $225.6 billion of assets under management at September 30, 2001. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. As of September 30, 2001, PNC indirectly owns approximately 70%, the public owns approximately 15% and BlackRock employees own approximately 15% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended September 30, 2001, September 30, 2000 and June 30, 2001 and the nine months ended September 30, 2001 and September 30, 2000:

BlackRock, Inc.
Financial Highlights
(Dollar amounts in thousands, except share data)
(unaudited)

	Three months ended			Variance vs.
	September 30,		June 30,	September 30, 2000		June 30, 2001
	2001	2000	2001	Amount	%	Amount	%
Total revenue	$134,782	$127,701	$135,262	$ 7,081	6%	$ (480)	0%
Total expense	$ 92,250	$ 90,775	$ 92,554	$ 1,475	2%	$ (304)	0%
Operating income	$ 42,532	$ 36,926	$ 42,708	$ 5,606	15%	$ (176)	0%
Net income	$ 27,376	$ 22,761	$ 26,230	$ 4,615	20%	$ 1,146	4%
Diluted earnings per share	$ 0.42	$ 0.35	$ 0.40	$ 0.07	20%	$ 0.02	5%
Diluted cash earnings per share (a)	$ 0.46	$ 0.39	$ 0.44	$ 0.07	18%	$ 0.02	5%
Average diluted shares outstanding	64,947,840	64,651,300	64,877,389	296,540	0%	70,451	0%
EBITDA (b)	$ 52,190	$ 44,580	$ 51,722	$ 7,610	17%	$ 468	1%
Operating margin (c)	35.5%	34.1%	35.7%
Assets under management ($ in millions)	$225,596	$190,808	$212,694	$34,788	18%	$12,902	6%

	Nine months ended September 30,		Variance
	2001	2000	Amount	%
Total revenue	$403,753	$348,332	$55,421	16%
Total expense	$276,593	$244,966	$31,627	13%
Operating income	$127,160	$103,366	$23,794	23%
Net income	$ 79,102	$ 62,815	$16,287	26%
Diluted earnings per share	$ 1.22	$ 0.97	$ 0.25	26%
Diluted cash earnings per share (a)	$ 1.34	$ 1.09	$ 0.25	23%
Average diluted shares outstanding	64,897,087	64,524,607	372,480	1%
EBITDA (b)	$153,443	$123,022	$30,421	25%
Operating margin (c)	35.7%	35.5%
Assets under management ($ in millions)	$225,596	$190,808	$34,788	18%

(a)	Net income plus amortization expense for the period divided by average diluted shares outstanding.
(b)	Earnings before interest expense, taxes, depreciation and amortization.
(c)	Operating income divided by total revenue less fund administration and servicing costs – affiliates.

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

BlackRock provides a variety of risk management and technology services to insurance companies, finance companies, pension funds, foundations, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock SolutionsTM and include a wide array of risk management services and enterprise investment system outsourcing to clients. The fees earned on risk management advisory assignments are recorded as other income.

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, general and administration, and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities, primarily associated with the administration and servicing of PNC client investments in the BlackRock FundsTM. Intangible assets at September 30, 2001 and December 31, 2000 were $184.3 million and $192.1 million, respectively, with amortization expense of approximately $2.6 million for the three months ended September 30, 2001 and September 30, 2000, respectively, and $7.8 million and $7.5 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Intangible assets reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000.

Assets Under Management

Assets under management (“AUM”) increased $34.8 billion, or 18%, to $225.6 billion at September 30, 2001, compared with $190.8 billion at September 30, 2000. The growth in assets under management was attributable to increases of $23.4 billion or 19% in separate accounts and $11.4 billion or 17% in mutual fund assets.

Assets Under Management (continued)

The increase in separate accounts at September 30, 2001, as compared with September 30, 2000, was the result of net subscriptions of $13.3 billion and market appreciation of $10.1 billion. Net subscriptions in fixed income, alternative investment products, equity and liquidity accounts were $9.1 billion, $1.9 billion, $3.4 billion and $1.7 billion, respectively, while liquidity-securities lending separate account assets experienced net redemptions of $2.8 billion. The rise in fixed income, liquidity and alternative investment products separate accounts was primarily attributable to strong relative investment performance resulting in higher levels of funding from existing clients as well as increased sales to new clients. Net subscriptions of fixed income accounts included a redemption of approximately $1.4 billion resulting from a merger related termination. The growth in equity separate account assets primarily reflected new business generated by the European equity team. The $2.8 billion decline in liquidity-securities lending separate accounts was primarily attributable to lower levels of cash collateral managed by BlackRock for PFPC Worldwide, Inc., a PNC affiliate, as a result of the decline in the equity markets. Market appreciation of $10.1 billion in separate accounts was due to appreciation in fixed income assets of $12.4 billion, partially offset by market depreciation of $2.7 billion in equity assets.

The $11.4 billion year over year increase in mutual fund assets reflected net subscriptions of $17.6 billion, which was partially offset by market depreciation of $6.1 billion in the BlackRock Funds largely associated with a decline in the equity markets. Net subscriptions in BlackRock Provident Institutional FundsTM (“BPIF”) and BlackRock Funds were $17.2 billion and $1.3 billion, respectively, while the closed end funds experienced net redemptions of $1.2 billion. The increase in BPIF assets was the result of strong sales driven in part by the decline in short-term interest rates and investors’ flight to quality. Although economic and market uncertainty persist, management does not assume that the current level of BPIF assets will be sustained long-term. The decline in closed end funds was the result of approximately $2.4 billion in term trust maturities partially offset by the Company’s offering of five perpetual closed end municipal bond funds, which resulted in incremental assets of approximately $1.2 billion exclusive of subsequent issuances of preferred stock.

BlackRock, Inc.
Assets Under Management
(Dollar amounts in millions)
(unaudited)

	September 30,		Variance
	2001	2000	Amount	%

Separate Accounts
Fixed income	$118,336	$ 96,791	$21,545	22.3%
Liquidity	6,987	5,147	1,840	35.7
Liquidity-Securities lending	8,069	10,843	(2,774)	(25.6)
Equity	8,185	7,500	685	9.1
Alternative investment products	4,879	2,818	2,061	73.1

Subtotal	146,456	123,099	23,357	19.0

Mutual Funds
Fixed income	13,985	13,983	2	—
Liquidity	56,221	37,896	18,325	48.4
Equity	8,934	15,830	(6,896)	(43.6)

Subtotal	79,140	67,709	11,431	16.9

Total	$225,596	$190,808	$34,788	18.2%

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the three months and nine months ended September 30, 2001 and September 30, 2000, respectively. The data reflects certain reclassifications between net subscriptions (redemptions) and market appreciation (depreciation) from amounts previously reported.

For the three months and nine months ended September 30, 2001, net subscriptions represented 85% and 87%, respectively, of the total increase in assets under management. Net subscriptions were $11.0 billion and $19.1 billion for the three months and nine months ended September 30, 2001 and $11.6 billion and $21.2 billion for the three months and nine months ended September 30, 2000, respectively.

BlackRock, Inc.
Component Changes in Assets Under Management
(Dollar amounts in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Separate Accounts
Beginning assets under management	$140,005	$111,672	$133,743	$ 99,220
Net subscriptions	2,775	9,647	6,672	19,269
Market appreciation	3,676	1,780	6,041	4,610

Ending assets under management	146,456	123,099	146,456	123,099

Mutual Funds
Beginning assets under management	72,689	65,665	70,026	65,297
Net subscriptions	8,231	1,981	12,408	1,979
Market appreciation (depreciation)	(1,780)	63	(3,294)	433

Ending assets under management	79,140	67,709	79,140	67,709

Total	$225,596	$190,808	$225,596	$190,808

Net subscriptions	$ 11,006	$ 11,628	$ 19,080	$ 21,248
% of Change in AUM from net subscriptions	85.3%	86.3%	87.4%	80.8%

BlackRock, Inc.
Assets Under Management
Quarterly Trend
(Dollar amounts in millions)
(unaudited)

	Quarter Ended
	2000		2001			Nine months ended September 30, 2001
	September 30	December 31	March 31	June 30	September 30

Separate Accounts
Fixed Income
Beginning assets under management	$ 83,950	$ 96,791	$103,561	$107,371	$110,483	$103,561
Net subscriptions	10,606	2,776	699	2,682	2,959	6,340
Market appreciation	2,235	3,994	3,111	430	4,894	8,435

Ending assets under management	96,791	103,561	107,371	110,483	118,336	118,336

Liquidity
Beginning assets under management	7,052	5,147	6,495	5,713	6,782	6,495
Net subscriptions (redemptions)	(1,925)	1,321	(813)	1,042	181	410
Market appreciation	20	27	31	27	24	82

Ending assets under management	5,147	6,495	5,713	6,782	6,987	6,987

Liquidity-Securities lending
Beginning assets under management	10,655	10,843	11,501	7,514	10,004	11,501
Net subscriptions (redemptions)	188	658	(3,987)	2,490	(1,935)	(3,432)
Market appreciation	—	—	—	—	—	—

Ending assets under management	10,843	11,501	7,514	10,004	8,069	8,069

Equity
Beginning assets under management	7,621	7,500	8,716	7,796	8,257	8,716
Net subscriptions	442	1,282	445	488	1,144	2,077
Market depreciation	(563)	(66)	(1,365)	(27)	(1,216)	(2,608)

Ending assets under management	7,500	8,716	7,796	8,257	8,185	8,185

Alternative investment products
Beginning assets under management	2,394	2,818	3,470	4,317	4,479	3,470
Net subscriptions	336	584	682	169	426	1,277
Market appreciation (depreciation)	88	68	165	(7)	(26)	132

Ending assets under management	2,818	3,470	4,317	4,479	4,879	4,879

Total Separate Accounts
Beginning assets under management	111,672	123,099	133,743	132,711	140,005	133,743
Net subscriptions (redemptions)	9,647	6,621	(2,974)	6,871	2,775	6,672
Market appreciation	1,780	4,023	1,942	423	3,676	6,041

Ending assets under management	$123,099	$133,743	$132,711	$140,005	$146,456	$146,456

Mutual Funds
BlackRock Funds
Beginning assets under management	$ 28,262	$ 27,819	$ 26,359	$ 24,383	$ 24,589	$ 26,359
Net subscriptions (redemptions)	(455)	1,463	65	(253)	49	(139)
Market appreciation (depreciation)	12	(2,923)	(2,041)	459	(1,848)	(3,430)

Ending assets under management	27,819	26,359	24,383	24,589	22,790	22,790

BlackRock Global Series
Beginning assets under management	—	54	75	105	134	75
Net subscriptions	54	18	43	33	1	77
Market appreciation (depreciation)	—	3	(13)	(4)	(8)	(25)

Ending assets under management	54	75	105	134	127	127

BPIF*
Beginning assets under management	25,615	27,580	36,338	37,047	41,954	36,338
Net subscriptions	1,965	4,662	709	4,907	6,935	12,551
Exchanges	—	4,096	—	—	—	—

Ending assets under management	27,580	36,338	37,047	41,954	48,889	48,889

Closed End
Beginning assets under management	7,583	7,634	6,764	6,841	5,440	6,764
Net subscriptions (redemptions)	—	(954)	—	(1,409)	1,212	(197)
Market appreciation	51	84	77	8	76	161

Ending assets under management	7,634	6,764	6,841	5,440	6,728	6,728

Short Term Investment Funds (STIF)*
Beginning assets under management	4,205	4,622	490	549	572	490
Net subscriptions (redemptions)	417	(36)	59	23	34	116
Exchanges	—	(4,096)	—	—	—	—

Ending assets under management	4,622	490	549	572	606	606

Total Mutual Funds
Beginning assets under management	65,665	67,709	70,026	68,925	72,689	70,026
Net subscriptions	1,981	5,153	876	3,301	8,231	12,408
Market appreciation (depreciation)	63	(2,836)	(1,977)	463	(1,780)	(3,294)

Ending assets under management	$ 67,709	$ 70,026	$ 68,925	$ 72,689	$ 79,140	$ 79,140

*	During the fourth quarter of 2000, $4.1 billion of STIF assets under management were exchanged into the BPIF product.

Operating results for the three months ended September 30, 2001 as compared with the three months ended September 30, 2000.

Revenue

Total revenue for the three months ended September 30, 2001 increased $7.1 million or 6% to $134.8 million compared with $127.7 million for the three months ended September 30, 2000. Investment advisory and administration fees increased $2.9 million or 2% to $124.2 million for the three months ended September 30, 2001, compared with $121.3 million for the three months ended September 30, 2000. The growth in investment advisory and administration fees was primarily due to an 18% increase in assets under management to $225.6 billion at September 30, 2001 partially offset by a decrease in performance fees. Other income of $10.6 million for the three months ended September 30, 2001 increased $4.2 million or 65% compared with $6.4 million for the three months ended September 30, 2000 primarily due to increased sales of BlackRock Solutions products.

	Three months ended
	September 30,		Variance
	2001	2000	Amount	%
Dollar amounts in thousands	(unaudited)

Investment advisory and administration fees:
Mutual funds	$52,751	$57,745	$(4,994)	(8.6%)
Separate accounts	71,430	63,539	7,891	12.4

Total investment advisory and administration fees	124,181	121,284	2,897	2.4
Other income	10,601	6,417	4,184	65.2

Total revenue	$134,782	$127,701	$ 7,081	5.5%

Mutual fund advisory and administration fees decreased $5.0 million or 9% to $52.7 million for the three months ended September 30, 2001, compared with $57.7 million for the three months ended September 30, 2000. The decrease in mutual fund revenue was primarily due to a $5.0 billion or 18% decline in assets in the BlackRock Funds associated with declining equity markets partially offset by strong revenue growth in the BPIF funds as assets rose $17.2 billion or 54% adjusted for exchanges.

Separate account advisory fees increased $7.9 million or 12% to $71.4 million for the three months ended September 30, 2001, compared with $63.5 million for the three months ended September 30, 2000. The increase in separate account revenue resulted from a $23.4 billion or 19% increase in assets under management and included a $4.5 million decrease in performance fees, which totaled $14.0 million for the three months ended September 30, 2001 compared with $18.5 million for the three months ended September 30, 2000. Base advisory fees on separate accounts increased $12.4 million or 28% to $57.4 million for the three months ended September 30, 2001 compared with $45.0 million for the three months ended September 30, 2000 primarily due to strong growth in institutional assets, which increased $23.4 billion or 19%.

Expense

Total expense increased $1.5 million or 2% to $92.3 million for the three months ended September 30, 2001, compared with $90.8 million for the three months ended September 30, 2000. The change was primarily the result of increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

	Three months ended September 30,		Variance
	2001	2000	Amount	%
Dollar amounts in thousands	(unaudited)

Employee compensation and benefits	$53,932	$53,272	$ 660	1.2%
Fund administration and servicing costs-affiliates	15,016	19,313	(4,297)	(22.2)
General and administration	20,689	15,577	5,112	32.8
Amortization of intangible assets	2,613	2,613	—	—

Total expense	$92,250	$90,775	$1,475	1.6%

Employee compensation and benefits increased $.7 million due to increases in salary and benefits and incentive compensation offset by a decrease in direct incentives associated with alternative product performance fees. Salaries and benefits increased $3.4 million primarily due to a 15% increase in full-time employees and incentive compensation increased $2.2 million reflecting accruals based on the growth of operating income. Incentives directly associated with alternative product performance fees decreased $4.9 million as a result of lower third quarter fees. For the three months ended September 30, 2001, fund administration and servicing costs-affiliates of $15.0 million declined $4.3 million or 22% due to lower levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $5.1 million or 33% to $20.7 million for the three months ended September 30, 2001 compared with $15.6 million for the three months ended September 30, 2000 largely due to new business activity, increased headcount and corporate space and technology investments.

	Three months ended September 30,		Variance
	2001	2000	Amount	%
Dollar amounts in thousands	(unaudited)

General and administration expense:
Marketing and promotional	$5,227	$4,810	$417	8.7%
Occupancy expense	3,682	3,038	644	21.2
Technology	3,632	2,447	1,185	48.4
Other general and administration expense	8,148	5,282	2,866	54.3

Total general and administration expense	$20,689	$15,577	$5,112	32.8%

Expense (continued)

Marketing and promotional expenses of $5.2 million for the three months ended September 30, 2001 increased $.4 million or 9% primarily due to higher expenditures on new products as well as increased travel and entertainment costs associated with the Company’s institutional marketing efforts. Occupancy expense of $3.7 million for the three months ended September 30, 2001 increased $.6 million due to increased rent and related costs associated with corporate facility expansion, particularly BlackRock’s new offices in Wilmington, Delaware, Edinburgh, Scotland, 40 East 52nd Street, New York, and Hong Kong. Technology expense increased approximately $1.2 million or 48% to $3.6 million for the three months ended September 30, 2001 due to the completion of a second computer facility in Delaware and additional depreciation on capitalized investments to support the growth of BlackRock Solutions. Other expense increased $2.9 million or 54% to $8.1 million for the three months ended September 30, 2001 primarily due to increased professional service costs and sub-advisory fees associated with new products and higher office furniture and equipment expenses related to the expansion of office space and increased headcount.

Operating Income and Net Income

Operating income was $42.5 million for the three months ended September 30, 2001, representing a $5.6 million or 15% increase compared with the three months ended September 30, 2000. Non-operating income increased $.7 million to $2.7 million for the three months ended September 30, 2001 compared with the three months ended September 30, 2000. The rise was primarily the result of an increase in investment income reflecting investment of the Company’s excess operating cash. Income tax expense was $17.9 million and $16.1 million, representing effective tax rates of 39.5% and 41.5% for the three months ended September 30, 2001 and September 30, 2000. The lower effective income tax rate was primarily a result of the consolidation of mutual fund activities in Delaware. Net income totaled $27.4 million for the three months ended September 30, 2001 compared with $22.8 million for the three months ended September 30, 2000, representing an increase of $4.6 million or 20%.

Operating results for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000.

Revenue

Total revenue for the nine months ended September 30, 2001 increased $55.4 million or 16% to $403.7 million compared with $348.3 million for the nine months ended September 30, 2000. Investment advisory and administration fees increased $45.3 million or 14% to $375.9 million for the nine months ended September 30, 2001, compared with $330.6 million for the nine months ended September 30, 2000. The growth in investment advisory and administration fees was primarily due to an 18% increase in assets under management to $225.6 billion at September 30, 2001 and increased performance fees. Other income of $27.9 million increased $10.1 million or 57% for the nine months ended September 30, 2001 compared with $17.8 million for the nine months ended September 30, 2000 primarily due to increased sales of BlackRock Solutions products.

	Nine months ended September 30,		Variance
	2001	2000	Amount	%
Dollar amounts in thousands	(unaudited)

Investment advisory and administration fees:
Mutual funds	$162,458	$173,073	$ (10,615)	(6.1%)
Separate accounts	213,439	157,513	55,926	35.5

Total investment advisory and administration fees	375,897	330,586	45,311	13.7
Other income	27,856	17,746	10,110	57.0

Total revenue	$403,753	$348,332	$ 55,421	15.9%

Mutual fund advisory and administration fees decreased $10.6 million or 6% to $162.5 million for the nine months ended September 30, 2001, compared with $173.1 million for the nine months ended September 30, 2000. The decrease in mutual fund revenue was due to declines in BlackRock Funds fees and closed end fund fees of $21.5 million and $3.5 million respectively, partially offset by a $13.8 million increase in BPIF and short-term investment fund revenue resulting from strong sales. The decrease in BlackRock Funds revenue was largely due to market depreciation of equity assets. Closed end fund revenue declined due to $2.4 billion in term trust maturities and was partially offset by the Company’s offering of five perpetual closed end municipal bond funds during the third quarter.

Separate account advisory fees increased $55.9 million or 36% to $213.4 million for the nine months ended September 30, 2001, compared with $157.5 million for the nine months ended September 30, 2000. Excluding performance fees, advisory fees on separate accounts increased $39.3 million or 32% to $162.8 million for the nine months ended September 30, 2001 compared with $123.5 million for the nine months ended September 30, 2000 primarily due to a $23.4 billion or 19% increase in assets under management. Performance fees of $50.6 million for the nine months ended September 30, 2001 increased $16.7 million or 49% compared with $33.9 million for the nine months ended September 30, 2000 due to strong investment performance.

Expense

Total expense increased $31.6 million or 13% to $276.6 million for the nine months ended September 30, 2001, compared with $245.0 million for the nine months ended September 30, 2000. The change primarily reflects increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

	Nine months ended September 30,		Variance
	2001	2000	Amount	%
Dollar amounts in thousands	(unaudited)

Employee compensation and benefits	$164,896	$136,622	$28,274	20.7%
Fund administration and servicing costs-affiliates	47,428	57,522	(10,094)	(17.5)
General and administration	56,428	43,282	13,146	30.4
Amortization of intangible assets	7,841	7,540	301	4.0

Total expense	$276,593	$244,966	$31,627	12.9%

Employee compensation and benefits increased $28.3 million due to increased incentive compensation of $12.0 million reflecting accruals based on the growth of operating income, $6.8 million reflecting direct incentives on alternative product performance fees and $9.5 million related to salary and benefits. Salary and benefit cost increases were the result of a 15% increase in full-time employees. For the nine months ended September 30, 2001, fund administration and servicing costs-affiliates declined $10.1 million or 18% due to lower levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $13.1 million or 30% to $56.4 million for the nine months ended September 30, 2001 compared with $43.3 million for the nine months ended September 30, 2000 largely due to new business activity, increased headcount and corporate space and technology investments.

	Nine months ended September 30,		Variance
	2001	2000	Amount	%
Dollar amounts in thousands	(unaudited)

General and administration expense:
Marketing and promotional	$15,473	$13,169	$ 2,304	17.5%
Occupancy expense	9,089	7,452	1,637	22.0
Technology	10,286	6,644	3,642	54.8
Other general and administration expense	21,580	16,017	5,563	34.7

Total general and administration expense	$56,428	$43,282	$13,146	30.4%

Expense (continued)

Marketing and promotional expenses of $15.5 million for the nine months ended September 30, 2001 increased $2.3 million or 18% primarily due to higher expenditures on new products as well as increased travel and entertainment costs for institutional marketing activities. Occupancy expense of $9.1 million for the nine months ended September 30, 2001 increased $1.6 million due to higher expenses associated with corporate facility expansion, particularly in Wilmington, Delaware, Edinburgh, Scotland, 40 East 52nd Street, New York and Hong Kong. Technology expenses increased approximately $3.6 million or 55% to $10.3 million for the nine months ended September 30, 2001 as a result of higher depreciation charges associated with the completion of a second computer facility in Delaware and capitalized investments to support the growth of BlackRock Solutions. Other expense increased $5.6 million or 35% for the nine months ended September 30, 2001 primarily due to higher professional service costs and sub-advisory fees associated with new products, and increased office furniture and equipment related expenses due to office space expansion and increased headcount.

Operating Income and Net Income

Operating income was $127.2 million for the nine months ended September 30, 2001, representing an $23.8 million or 23% increase compared with the nine months ended September 30, 2000. Non-operating income increased $2.8 million to $6.8 million for the nine months ended September 30, 2001 as compared with the nine months ended September 30, 2000. The rise was primarily the result of an increase in interest and dividend income reflecting investment of the Company’s excess operating cash. Income tax expense was $54.9 million and $44.6 million, representing effective tax rates of 41.0% and 41.5% for the nine months ended September 30, 2001 and September 30, 2000, respectively. The lower effective income tax rate was primarily a result of the consolidation of mutual fund activities in Delaware. Net income totaled $79.1 million for the nine months ended September 30, 2001 compared with $62.8 million for the nine months ended September 30, 2000, representing an increase of $16.3 million or 26%.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash provided by the Company’s operating activities totaled $119.8 million for the nine months ended September 30, 2001. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

Net cash flow used in investing activities was $152.9 million for the nine months ended September 30, 2001. Capital expenditures for property and equipment was $26.6 million for the nine months ended September 30, 2001 and primarily reflected construction costs for the new building in Wilmington, Delaware, including a second computer facility as well as 40 East 52nd Street and the purchase of equipment to support the growth of BlackRock Solutions. Net investments were $126.3 million for the nine months ended September 30, 2001, which included a $120.0 million investment in the BlackRock Funds Intermediate Bond Portfolio, and seed investments made in certain new alternative investment products.

Liquidity and Capital Resources (continued)

Net cash flow used in financing activities was $6.6 million for the nine months ended September 30, 2001. Financing activities primarily represented treasury stock activity for the nine months ended September 30, 2001. On January 31, 2001, in connection with the BlackRock, Inc. Long-Term Deferred Compensation Plan, BlackRock repurchased approximately 142,000 shares of class A common stock at a fair market value of $40.33 per share from certain employees to facilitate required employee income tax payments. On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000 of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions. To date, BlackRock has not purchased any shares of its outstanding class A common stock under this repurchase program.

On January 8, 2001, the Company entered into a commitment to invest $8.4 million in Magnetite Asset Investors III, L.L.C., an alternative investment fund sponsored by BlackRock of which $1.7 million remained unfunded as of September 30, 2001.

On July 20, 2001, the Company entered into a commitment to invest $5.4 million in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock, which remained unfunded at September 30, 2001.

Total capital at September 30, 2001 was $457.5 million and was comprised entirely of stockholders’ equity.

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

Forward Looking Statements

This report and other statements made by BlackRock include forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook for earnings and revenues and other future financial or business performance, strategies and expectations. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “objective,” “plan,” “aspiration,” “outlook,” “outcome,” “continue,” “remain,” “maintain,” “strive,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.

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

In addition to factors previously disclosed in BlackRock’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in reduced demand for products or services or reduced value of assets under management; (3) the investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes; and (10) the impact of legislative and regulatory actions and reforms. Terrorist activities, including the September 11 terrorist attacks, may adversely affect the general economy, financial and capital markets, specific industries, and PNC. PNC cannot predict the severity or duration of effects stemming from such activities or any actions taken in connection with them.

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

BlackRock’s investments, available for sale, consist primarily of BlackRock Funds and certain institutional and private placement portfolios (“alternative investment products”). Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or account to establish a performance history. As of September 30, 2001, the fair market value of seed investments was $17.0 million. The fair market value of BlackRock’s other investments was $123.7 million as of September 30, 2001 and is comprised entirely of an investment in the Intermediate Bond Portfolio of the BlackRock Funds. The Intermediate Bond Portfolio’s assets are invested primarily in investment grade intermediate bonds with maturities from 2 to 10 years.

BlackRock does not hold any derivative securities to hedge its investments. These investments expose BlackRock to credit and interest rate risk. However, the Company does not believe that the effect of reasonably possible near-term changes in default rates or interest rates on its financial position, results of operations or cash flow would be material.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

BlackRock and its subsidiaries, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not at the present time anticipate that the ultimate aggregate liability, if any, arising out of such lawsuits will have a material adverse effect on BlackRock’s financial position. At the present time, management is not in a position to determine whether any such pending or threatened litigation will have a material adverse effect on BlackRock’s results of operations in any future reporting period.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

In addition to the exhibits listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, the following exhibits are being filed for the quarter ended September 30, 2001.

Exhibit No.	Description
10.1	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

(b)  Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

By: /s/ Paul L. Audet

Date: November 9, 2001	Paul L. Audet
Managing Director & Chief Financial Officer