Form 10-K405
period 2001-12-31
BLACKROCK INC /NY
filed 2002-03-28
CIK 1060021

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File No. 001-15305

BlackRock, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0380803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, NY 10022
(Address of principal executive offices)

(212) 754-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange

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

Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting common stock held by non-affiliates of BlackRock as of February 28, 2002, is approximately $487,500,000. There is no non-voting common stock of the registrant outstanding.

As of February 28, 2002, there were 17,094,515 shares of the Registrant’s class A common stock issued and outstanding and 47,631,593 shares of the Registrant’s class B common stock issued and outstanding.

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc., for the annual meeting of stockholders to be held on May 14, 2002 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) and (9) and Item 306(c) and (d) of Regulation S-K.

i

BlackRock Inc.
Index to Form 10-K

ii

PART I

Item 1.    BUSINESS

Overview

BlackRock, Inc., a Delaware corporation formed in 1998 (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest investment management firms in the United States, with $238.6 billion of assets under management at year-end 2001 for institutional and individual investors worldwide. Our products span a broad spectrum of fixed income, liquidity and equity separate accounts and mutual funds, including our BlackRock FundsSM and BlackRock Provident Institutional FundsSM (“BPIF”) families. We also offer risk management and investment technology services to institutional investors through our BlackRock SolutionsSM product line, which generated revenue growth in excess of 50% in 2001.

BlackRock is a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States. As of December 31, 2001, PNC indirectly owns approximately 70%, the public owns approximately 15% and BlackRock employees own approximately 15% of BlackRock. BlackRock is headquartered in New York City and has offices in Edinburgh, Scotland; Hong Kong; Tokyo, Japan; Wilmington, Delaware; San Francisco, California; and Boston, Massachusetts.

In 2001, BlackRock’s total assets under management increased by approximately $35 billion, or 17%, from year-end 2000 levels. Over the past four years, assets under management have grown by over $133 billion, which represents a compound annual growth rate of 23%. Approximately 90% of annual growth in assets under management has been derived from new business activity, as opposed to market appreciation. At December 31, 2001, fixed income products represented 57%, money market or liquidity products represented 33%, equity products represented 8% and alternative investment products represented 2% of BlackRock’s total assets under management. Approximately 64% of the assets are managed in separate accounts and 36% are managed in mutual funds.

Assets Under Management
By Asset Class

	At December 31,					4 Year CAGR
	1997	1998	1999	2000	2001
	($ in millions)
Fixed Income	$52,486	$64,821	$86,438	$116,878	$135,242	27%
Liquidity	39,846	49,381	57,521	61,186	79,753	19%
Equity	12,592	14,504	18,472	22,235	18,280	10%
Alternative Investments	489	1,936	2,086	3,470	5,309	82%

Total	$105,413	$130,642	$164,517	$203,769	$238,584	23%

CAGR	= Compound Annual Growth Rate

Item 1.    BUSINESS (continued)

Strategy

Our ability to generate growth in assets under management will be a primary factor of our success in creating value for our shareholders. Our strategies to drive growth in assets under management begin with our focus on delivering superior investment performance and exceptional service to clients. Accordingly, we dedicate significant resources to attracting and retaining talented professionals, with an emphasis on entry-level recruiting, and to the ongoing enhancement of our investment technology and operating capabilities.

We continue to emphasize our recognized core strengths of fixed income and liquidity management, while enhancing our equity capabilities, expanding our offerings of alternative investment products, and increasing the scope of our distribution. To achieve these objectives, we will continue to pursue the following initiatives, which management may supplement or adjust in reaction to market conditions or specific market opportunities:

•
Increase our fixed income and liquidity assets.    We believe that the high quality of our investment performance and client service has allowed us to benefit from a trend among institutional investors to concentrate their fixed income assets with a small number of highly regarded managers. To increase our fixed income assets under management, we will seek to broaden our relationships with existing clients and develop new clients particularly in the middle market and internationally through direct calling on prospects and consultants. In addition, BlackRock is one of the nation’s largest managers of institutional money market funds. Growth in liquidity assets under management has been achieved through consistently competitive performance and strong sales and service capabilities. In order to expand our liquidity assets, we intend to pursue cross-selling opportunities among our institutional clients, as well as expand both our direct sales force and wholesale relationships with financial intermediaries.

•
Build our equity capabilities.    Today, equity assets represent a relatively small component of BlackRock’s total business. The 18% decline in equity assets for 2001 to $18 billion was largely driven by market depreciation as equity markets declined for the second consecutive year. Domestic equity performance was substantially below expectations and additional investments will be required to establish an equity capability commensurate with our fixed income and liquidity businesses. To accomplish this objective, we will consider incremental hiring of individuals and teams of investment professionals, as well as acquisitions.

•
Add alternative investment products.    Strong performance in alternative investments resulted in growth of $1.8 billion for these products in 2001 with an additional $667 million of capital commitments to be drawn down in real estate debt products as investment opportunities are developed. Alternative investment products are gaining increased acceptance among institutional and high net worth investors. As we expand our offerings, we enhance our ability to attract and retain talented investment professionals, broaden our ability to serve institutional investors and increase our presence in the high net worth market.

•
Grow our “risk management revenues.”    In August 2000, we introduced BlackRock Solutions, a new product line consisting of risk management services and enterprise investment system outsourcing for institutional investors. These products utilize capabilities we have developed since our inception, which support our own business operations. Our expanded marketing efforts were highly successful in 2001 as revenues from these products increased by over 50%. We believe BlackRock Solutions may represent an important source of additional shareholder value in the future, and we intend to pursue the opportunity.

Item 1.    BUSINESS (continued)

Products

BlackRock offers a wide variety of fixed income, liquidity, equity and alternative investment products. Revenue from these products consists of advisory fees typically structured as a percentage of assets managed and, in some instances, performance fees expressed as a percentage of returns realized in excess of agreed-upon targets.

Fixed Income

In 2001, we continued to build on our position as one of the largest domestic fixed income managers with solid investment performance and client service again providing the foundation for strong growth in assets under management. BlackRock’s fixed income assets rose to $135 billion in 2001, reflecting a 16% increase over year-end 2000. Since 1997, fixed income assets have grown at a compound annual rate of 27%.

BlackRock offers a full range of fixed income separate accounts and mutual funds tailored to meet the needs of both institutional and individual investors. Across all fixed income products, we focus on a singular investment objective—to achieve returns in excess of our performance benchmarks while assuming equal or lower levels of risk. Through the years we have encountered a wide variety of economic and market environments, and we believe the consistency of our performance validates our investment process and contributes strongly to client confidence in BlackRock. Over 95% of the assets in our fixed income composites and 100% of the assets in our fixed income mutual funds ranked in the top two quartiles of their peer universes for the one, three, five, seven and ten year periods ended December 31, 2001.1

Our consistent investment performance record has resulted from a highly disciplined investment process. Our Investment Strategy Group, which brings together portfolio and risk management professionals, establishes the broad themes that serve as a framework for positioning client portfolios. Portfolio managers work as a team to implement these investment themes within the guidelines of each portfolio. Across all of our fixed income investments, we seek to add value principally on the basis of sector and security selection, rather than through interest rate speculation.

Liquidity

BlackRock is one of the largest institutional money market fund managers in the nation with more than $53 billion invested in our BPIF Funds. Our total liquidity assets, which include separate accounts as well as institutional and retail money market funds, grew to approximately $80 billion, or 33% of BlackRock’s total assets under management, by year-end 2001. In the aggregate, liquidity assets increased by 30% in 2001, and have grown at a compound annual rate of 19% since 1997. A portion of BlackRock’s $19 billion increase in liquidity assets clearly can be attributed to the extraordinary interest rate environment experienced in 2001 as the Federal Reserve Bank initiated a record 11 rate cuts. As a result, we do not assume that the current level of BPIF assets will be sustained as the economy improves and short-term interest rates stabilize or begin to rise.

[1]
Past performance is no guarantee of future results. Fund performance data assumes the reinvestment of dividends and capital gains distributions and reflects the performance of the Institutional Class, except that Investor B Class performance of the Government Income Portfolio of BlackRock Funds is used. BlackRock waives fees; without such waivers performance would be lower. Relative peer group performance is based on quartiles from Lipper Inc. Lipper rankings are based on total returns with dividends and distributions reinvested and do not reflect sales charges. Funds with returns among the top 25% of a peer group of funds with comparable objectives are in the first quartile and funds with returns in the next 25% of a peer group are in the second quartile. Some funds have less than ten years of performance. The BlackRock Provident Institutional Funds TempFund and TempCash are in the Institutional Money Market Lipper peer group, and Federal Trust Fund and FedFund are in the Institutional U.S. Government Money Market Lipper peer group. T-Fund and Treasury Trust Fund are in the Institutional U.S. Treasury Lipper peer group. MuniCash and MuniFund are in the Institutional Tax-Exempt Money Market Lipper peer group. California Money Fund and New York Money Fund are in the California Tax-Exempt and New York Tax-Exempt Money Market Lipper peer groups, respectively. The BlackRock Funds International Bond, High Yield Bond, Intermediate Bond, Intermediate Government Bond, GNMA, Government Income and Low Duration Bond Portfolios are in the International Income, High Current Yield, Short Intermediate Investment Grade Debt, Intermediate U.S. Government, GNMA, General U.S. Government and Short Investment Grade Debt Lipper peer groups, respectively. The Tax-Free Income, OH Tax Free Income, PA Tax-Free Income, NJ Tax-Free Income, DE Tax-Free Income and KY Tax-Free Income Portfolios are in the General Municipal Debt, OH Municipal Debt, PA Municipal Debt, NJ Municipal Debt, Other States Municipal Debt and KY Municipal Debt Lipper peer groups. The BlackRock Funds Core Bond Total Return and Managed Income Portfolios are in the Intermediate Investment Grade Debt Lipper peer group. As with other money market funds, investments in BlackRock Provident Institutional Funds and the money market funds of BlackRock Funds are neither insured nor guaranteed by the U.S. government and there is no assurance that a fund will maintain a stable net asset value of $1.00 per share. Fixed income composite performance does not reflect the deduction of management/advisory fees and other expenses, which will reduce a client’s return. For example, assuming an annual gross return of 8.0% and an annual management/advisory fee of 0.25%, the net annualized total return of a composite would be 7.74% over a 5-year period. Frank Russell Company is the source of peer universe data for fixed income composites. Some composites have less than ten years of performance.

Item 1.    BUSINESS (continued)

Products (continued)

Liquidity (continued)

BlackRock’s liquidity products include prime, government and tax-exempt portfolios, which are available to institutional and individual investors. We also offer liquidity separate accounts for clients who require the use of customized investment guidelines in the management of their short-term assets. Competitive performance remains a key factor in manager selection, and our institutional funds continued to rank among the top of their peer groups for the one, three, five, seven and ten-year periods ended December 31, 2001.2 We believe that the strength of our investment performance and our ongoing commitment to delivering innovative solutions to our liquidity clients provides the foundation for future growth in assets.

Our liquidity investment process begins with a commitment to quality money management that places the highest emphasis on safety and liquidity. We focus on controlling quality through proprietary credit analysis, which is conducted independent of portfolio managers and the major rating agencies. Quality is further enhanced by structuring diversified portfolios, which are positioned to maximize yield curve opportunities while safeguarding the integrity of the funds. The discipline of our liquidity investment process is essential to the prudent management of our clients’ operating cash.

Assets under management in these mandates can be quite volatile, as clients accumulate and draw down cash in their businesses. Nonetheless, consistent investment performance and strong sales and service efforts have enabled us to grow liquidity assets over time. Of course, market conditions will continue to strongly influence the flow of funds into liquidity products. Our focus will be on those elements of the business within our control: maintaining our investment discipline and competitive performance, increasing our institutional market share, and diversifying our client base through selective new product introductions.

Equity

BlackRock’s equity assets declined 18% in 2001 to $18 billion, which represented approximately 8% of total assets under management. Since 1997, equity assets have grown at a compound annual rate of 10%. The 2001 decline in equity assets was entirely due to $4.7 billion in market depreciation resulting from a second consecutive year of declines in the domestic and international equity markets which was partially offset by $0.8 billion in net sales. Net separate account sales of $2.8 billion was primarily the result of solid performance by the European Equity team. However, lower than expected domestic equity performance resulted in approximately $2.0 billion of redemptions in the BlackRock Funds.

Approximately 48% of our equity assets under management are in a variety of mutual funds, including core, value and growth portfolios. We also offer separate accounts to institutional investors who are seeking tailored portfolios to meet their unique investment requirements. Our objective is to manage all portfolios in strict adherence to their stated styles and capitalization ranges, affording investors and their advisors greater certainty in the execution of their broader asset allocation strategies.

Our domestic equity managers work in teams based on their market segment expertise—large, mid, small or emerging capitalization companies. Similarly, our international equity managers are organized by their regional expertise—European, Pacific Basin and Europe, Australia and Far East Index, or emerging markets. Investment professionals on each team are further distinguished by their industry and/or style specialties. Across all of our equity portfolios, our objective is to generate returns in excess of our performance benchmarks through a disciplined stock selection process, guided by proprietary quantitative analysis, fundamental research and market flow information. Approximately 20% of our equity mutual funds and composites achieved this objective last year. While our international equity composites largely outperformed their benchmarks in 2001, domestic equity performance fell far short of our expectations. Our domestic equity business is largely retail, with 85% of assets in mutual funds and approximately 40% of those assets invested in growth strategies, the hardest hit segment of the market in each of the last two years.

[2]	See footnote 1 on previous page.

Item 1.    BUSINESS (continued)

Products (continued)

Equity (continued)

Establishing a high performance equity business is among BlackRock’s most critical strategic priorities. We have successfully built a significant international equity capability as evidenced by over $9 billion of net new business from institutional investors generated the last two years, but we have a lot of work still to complete if we are to build a domestic equity platform consistent with the quality of our other businesses. As part of this process, we recently assembled a seven person small and mid cap value team led by Wayne Archambo, a well established institutional manager who joined BlackRock on January 1, 2002. In the coming year, we expect to pursue other opportunities to further strengthen our equity effort through hiring and/or acquisitions that offer both proven investment capabilities and a shared commitment to an integrated team approach.

Alternative Investment Products

Strong performance in alternative investment products, most particularly our fixed income hedge funds, contributed significantly to our financial results last year. In addition to hedge funds, we offer collateralized bond obligations (CBO) and real estate finance portfolios. Alternative investment products generally include performance fee opportunities which are based on fund investment returns and are therefore subject to volatility. Performance fees on alternative investment products for 2001 totaled $48.6 million. All of these investments offer the opportunity for higher absolute returns and are subject to greater risk than our traditional products. Assets under management in these products increased 53% last year to over $5 billion, and have grown at a compound annual rate of 82% since 1997.

BlackRock’s two fixed income hedge funds (“Obsidian Funds”) invest opportunistically in the global bond markets, implementing the conclusions of our Investment Strategy Group on a more leveraged (capped at twenty times investor capital) and/or more concentrated basis than our traditional products, subject to sufficient diversification of the risk exposures in each portfolio. BlackRock receives a 20% carried interest on investment returns in the fixed income hedge funds which ended the year 2001 with approximately $2.1 billion in assets under management.

Our CBO’s are fixed income products that focus specifically on investment opportunities in the high yield sector. These vehicles, which are structured to take advantage of the yield differential between their assets and liabilities, have terms to maturity ranging from eight to twelve years.

Finally, our real estate debt alternative products pursue strong risk-adjusted returns through collateralized commercial real estate lending activities. Investments are managed in both separate accounts and commingled vehicles, including Anthracite Capital, Inc., a publicly traded real estate investment trust managed by BlackRock. At December 31, 2001, BlackRock had $667 million of capital commitments to be drawn down in real estate debt products as investment opportunities are developed.

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

Risk Management and Investment Systems

Since 1994, our institutional clients have increasingly sought risk management services from BlackRock either in conjunction with our asset management products or independently. These services enhance our clients’ ability to assess risk at the security, portfolio and enterprise level, to make investment decisions in rapidly moving markets, to comply with investment guidelines and to execute transactions efficiently.

Item 1.    BUSINESS (continued)

Products (continued)

Risk Management and Investment Systems (continued)

In August 2000, we formally launched BlackRock Solutions, a new product line consisting of risk management services and enterprise investment system outsourcing for a variety of institutional investors. During the past year, we added 11 new mandates including 8 risk management assignments and 3 system outsourcing clients. At year-end, 30 clients employed BlackRock to provide services with respect to 1,500 portfolios representing over $1.7 trillion in assets. In 2001, the BlackRock Solutions team completed its second system outsourcing implementation, and three additional implementations currently in process. Our enterprise investment system offers clients the benefit of the Company’s highly sophisticated portfolio management system, featuring straight-through processing of investment operations with fully integrated, state-of-the-practice financial analytics. These capabilities, which have been developed over the past 14 years to support BlackRock’s own portfolio management process, allow clients to enhance productivity while reducing operational risk.

Our current clients are among the largest and most sophisticated institutional investors in the world, including mortgage servicers, commercial banks and custodians, insurance companies, public pension plans, foundations, investment managers and government agencies. As a result of recent highly publicized bankruptcies by some major corporations, companies are coming under increased scrutiny for the quality of internal controls and their ability to manage operational risk. This focus has reinforced the need for the type of integrated, value-added solutions that BlackRock can offer, and we expect interest in BlackRock Solutions to remain strong.

BlackRock realizes a number of direct benefits from this relatively new effort. As BlackRock Solutions’ biggest client, we continue to rely on these capabilities to support our investment process and operations. In addition, although these activities have generated an operating margin below the Company’s overall reported operating margin, we expect financial performance to improve as we increase the scale of BlackRock Solutions operations. Over the past two years, we have significantly enhanced our ability to support growth in this business, and we remain enthusiastic about the potential value that can be created over time through BlackRock Solutions.

Item 1.    BUSINESS (continued)

Distribution

BlackRock provides investment and risk management services to an extremely diverse institutional and individual client base. Client assets are managed in a broad spectrum of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds. In 2001, separate account assets increased by 14% to $152 billion and mutual fund assets increased by 24% to $87 billion. Since 1997, we have realized compound annual growth of 31% and 12% in separate accounts and mutual funds, respectively.

Assets Under Management
By Product

	At December 31,					4 Year CAGR
	1997	1998	1999	2000	2001
	($ in millions)
Separate Accounts
Fixed Income	$38,772	$50,933	$73,120	$103,561	$119,488	32%
Liquidity	6,311	6,423	7,902	6,495	6,831	2%
Liquidity—Securities lending	3,708	7,403	13,032	11,501	10,781	31%
Equity	1,763	2,417	3,080	8,716	9,577	53%
Alternative Investments	489	1,936	2,086	3,470	5,309	82%

Sub-Total	51,043	69,112	99,220	133,743	151,986	31%

Mutual Funds
Fixed Income	$13,714	$13,888	$13,318	$13,317	$15,754	4%
Liquidity	29,827	35,555	36,587	43,190	62,141	20%
Equity	10,829	12,087	15,392	13,519	8,703	(5)%

Sub-Total	54,370	61,530	65,297	70,026	86,598	12%

Total	$105,413	$130,642	$164,517	$203,769	$238,584	23%

CAGR = Compound Annual Growth Rate

Institutional assets under management have grown at a compound annual rate of 29% over the past four years, to $206 billion at December 31, 2001. The marketing and client service efforts of our account management group and liquidity sales force resulted in over $31 billion in net new business last year, or 90% of the total growth in assets under management.

BlackRock is widely recognized for the quality of our client service. Our business model is client-centric, rather than product-centric, which means that a senior relationship manager is responsible for delivering all products and the full resources of BlackRock to each client. Our approach is designed to promote a comprehensive understanding of each client’s business so that we can transcend the typical vendor relationship and work collaboratively with our clients to best meet their needs.

Over the years, incremental fundings from existing clients have been an important source of new business. More recently, additional mandates from existing clients have become an increasingly important source of growth. At year-end 2001, more than 200 clients employed BlackRock to manage multiple products with 41 client relationships exceeded $1 billion in assets under management.

Of course, existing clients are not our sole source of growth. In 2001, we added $23 billion of assets for over 300 new institutional clients. Importantly, we have been able to attract new business from an increasingly diverse universe of investors. For example, new initiatives targeting money market investors on the futures exchanges and institutional bond fund investors contributed over $3.4 billion in net new business. In addition, assets managed for international clients increased to $33 billion, or 16% of total institutional assets under management, as a result of expanded efforts in Europe and Asia.

Item 1.    BUSINESS (continued)

Distribution (continued)

BlackRock serves individual investors principally through its open-end fund family, BlackRock Funds, and 29 publicly traded closed-end bond funds. In 2001, assets managed in these products held steady at $33 billion, an accomplishment given the adverse equity market conditions that prevailed throughout the year. In particular, we benefited from our product mix, the strength of our relationships with fund distributors and our ability to redirect resources to capitalize on market opportunities.

BlackRock Funds suffered an 8% drop in assets under management to $24 billion. Significantly, though, we recorded net subscriptions of more than $600 million, as bond and money market fund inflows overcame equity fund outflows. Further, our 19 regional wholesalers were able to sustain positive distribution momentum through broker dealers and other intermediaries, who are becoming an increasingly important source of distribution for our funds. At year-end, wholesale channels represented over 31% of our equity and bond fund assets, up from 22% two years ago.

While adverse equity market conditions overwhelmed results in open-end funds last year, the market for closed-end bond funds became viable for the first time in several years. We are able to leverage BlackRock’s relationships with national and regional broker dealers, as well as our strong past performance in these products and the marketing capabilities of our funds group, to capitalize on these opportunities. During the year, we raised $3.2 billion in closed-end bond funds, more than any other manager in the industry. The offerings include a mix of term trusts, a product BlackRock introduced in 1988, and perpetual bond funds, adding an important source of revenues for years to come. Market conditions permitting, we will seek to offer additional closed-end funds in 2002.

Finally, at December 31, 2001, BlackRock also managed over $500 million of assets in separate accounts and alternative investments for high net worth investors. Largely as a result of our strength in municipal bond management, prospective clients have increasingly sought our services. Accordingly, we are exploring options for formalizing a wealth management marketing and client service effort. As with our fund distribution efforts, we expect to proceed on a measured basis, increasing our investments in new and existing channels as our product capabilities and business conditions warrant.

Risks

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. As previously discussed in this report, risk management is considered to be of paramount importance to BlackRock’s day-to-day operations. Consequently, BlackRock devotes significant resources across all of its operations to the measurement, management and analysis of risk, including investments in personnel and technology.

Decline in the securities markets could lead to a decline in our revenues

Our investment management revenues are comprised of fees based on a percentage of the value of assets under management and performance fees expressed as a percentage of the returns realized on assets under management. A decline in the prices of stocks or bonds could cause our revenues to decline by:

•	Causing the value of our assets under management to decrease, which would result in lower investment management fees;

•	Causing the returns realized on our assets under management to decrease, which would result in lower performance fees; and

•
Causing our clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that we do not serve, which would result in lower investment management fees.

Poor investment performance could lead to loss of our clients and a decline in our revenues

We believe that investment performance is one of the most important factors for the growth of our assets under management. Poor investment performance could impair our revenues and growth because:

•	Existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees;

•	Our ability to attract funds from existing and new clients might diminish; and

•	We might earn little or no performance fees.

Item 1.    BUSINESS (continued)

Risks (continued)

Loss of significant separate accounts would decrease our revenues

We had approximately 325 separate accounts at December 31, 2001, of which the 10 largest (excluding alternative investment products) generated approximately 7% of our total revenues during 2001. Our clients may terminate investment management contracts or withdraw funds on short notice. A change in control of BlackRock or PNC would also require approval by registered investment companies of their investment management contracts with us. Loss of any of these accounts would reduce our revenues. We have, from time to time, lost separate accounts because of corporate mergers and restructuring, and in the future we could lose accounts under these or other circumstances, such as adverse market conditions or poor performance.

Competitive fee pressures could reduce our revenues and our profit margins

The investment management business is highly competitive and has relatively low barriers to entry. To the extent that we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Fee reductions on existing or future new business could cause our revenues and profit margins to decline.

Performance fees may increase earnings volatility, which could decrease our stock price

A portion of our revenues are derived from performance fees on some investment and risk management advisory assignments. In most cases, performance fees are based on investment returns, although in some cases they are based on achieving specific service standards. Generally, we are entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If we do not exceed these targets, we will not generate performance fees for that period and we may not earn performance fees in future periods if the targets are based on cumulative returns. Performance fees will vary from period to period in relation to volatility in investment returns, causing our earnings to be more volatile than if we did not manage assets on a performance fee basis. The volatility in our earnings may decrease our stock price. Performance fees represented 11% of our total revenue in 2001.

Our corporate or acquisition strategies may decrease our earnings and harm our competitive position

We employ a variety of strategies intended to enhance our earnings and to improve our profit margins. In the future, these strategies may include acquisitions of other investment management businesses. We may not be able to find suitable businesses to acquire at acceptable prices and we may not be able to successfully integrate or realize the intended benefits from these acquisitions. In general, our strategies may not be effective and failure to successfully develop and implement our strategies may decrease our earnings and harm our competitive position in the investment management industry.

Failure to develop effective business continuity plans could disrupt operations and cause financial losses which could decrease our stock price

We are dependent to a substantial degree on the availability of our office facilities and the proper functioning of our computer and telecommunications systems. A disaster, such as water damage, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability, which, in turn, could cause a decline in our stock price.

Failure to comply with client guidelines could result in damage awards against us and loss of assets under management, both of which could cause our earnings or stock price to decline

When clients retain us to manage assets on their behalf, they specify guidelines that we are required to observe in the management of their portfolios. A failure to comply with these guidelines could result in losses that the client could seek to recover from us and the client withdrawing its assets from our management, both of which could cause our earnings or stock price to decline.

The foregoing factors are not exhaustive and new factors may emerge which affect BlackRock’s businesses. It is impossible for management to predict such factors, therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

Item 1.    BUSINESS (continued)

Competition

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow our business, BlackRock must be able to compete effectively for assets under management. Key competitive factors include investment performance track records, investment style and discipline, client service and brand name recognition. We have historically competed principally on the basis of our long-term investment performance track record, our investment process, our risk management and analytic capabilities and the quality of our client service. Over the past seven years, we have succeeded in growing aggregate assets under management, and we believe that we will continue to be able to do so by focusing on strong investment performance and client service and by developing new products and new distribution capabilities. Many of our competitors, however, have greater financial or marketing resources and better brand name recognition than BlackRock. These factors may place BlackRock at a competitive disadvantage, and there can be no assurance that our strategies and efforts to maintain our existing assets and attract new business will be successful.

Employees

At December 31, 2001 BlackRock had 804 full-time employees, including 172 professionals in the portfolio management group, 221 professionals in risk management and analytics, 180 professionals in the separate account and funds marketing and client service areas and 231 professionals in administrative and support departments.

Regulation

Virtually all aspects of BlackRock’s business are subject to various federal and state laws and regulations, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, stockholders of registered investment companies, PNC’s bank subsidiaries and bank customers of PNC Bank, National Association (“PNC Bank”). Under these laws and regulations, agencies that regulate investment advisers and bank subsidiaries such as BlackRock and its subsidiaries have broad administrative powers, including the power to limit, restrict or prohibit it from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

BlackRock’s subsidiaries are subject to regulation, primarily at the federal level, by the Securities and Exchange Commission (SEC), the Department of Labor, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (FRB), the Commodity Futures Trading Commission (CFTC) and other regulatory bodies.

The Investment Advisers Act of 1940, as amended, imposes numerous obligations on registered investment advisers, such as BlackRock, including recordkeeping requirements, operational requirements, marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940, as amended, imposes similar obligations, as well as detailed operational requirements, on investment advisers, such as BlackRock, registered investment companies and other managed accounts. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations.

BlackRock’s subsidiaries also are subject to the Employment Retirement Investment Security Act (ERISA) and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions. One of BlackRock’s subsidiaries is registered as a commodity pool operator and commodity trading advisor with the CFTC and the National Futures Association (NFA). The CFTC and NFA administer a comparable regulatory system covering futures contracts and various other financial instruments in which BlackRock clients may invest. Another subsidiary is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers (NASD). Although this entity’s NASD membership agreement limits its permitted activities to the sale of investment company securities and annuities and certain private placement and financial consulting activities, it is subject to the customer dealing, reporting and other requirements of the NASD, as well as the net capital and other requirements of the SEC.

Item 1.    BUSINESS (continued)

Regulation (continued)

PNC is a bank holding company and, as discussed below, is also a “financial holding company” regulated by the FRB. PNC Bank, the indirect parent of BlackRock, is a national bank subsidiary of PNC. As an operating subsidiary of PNC Bank, BlackRock is subject to most banking laws, regulations, and orders that are applicable to PNC Bank, and therefore to the supervision, regulation, and examination of the OCC, as well as the SEC. The OCC and the Federal Deposit Insurance Corporation (FDIC) also have broad enforcement authority over PNC Bank and its subsidiaries, including the power to prohibit PNC or any subsidiary from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting its business, to appoint the FDIC as conservator or receiver of PNC Bank if any of a number of conditions are met, and to impose substantial fines and other penalties. Supervision and regulation of PNC Bank and its subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of stockholders or creditors of national banks or their subsidiaries. The FRB has regulatory and supervisory authority with respect to PNC’s non-U.S. activities and investments, including non-U.S. activities and investments of BlackRock, as well as with respect to its non-bank subsidiaries.

Because BlackRock is a subsidiary of PNC, a regulated financial services firm, PNC’s relationships and good standing with its regulators are important to the conduct of its business. The FRB, OCC, SEC, and other domestic and foreign regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon applications or notices of PNC or its subsidiaries to conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. PNC and its subsidiaries are subject to examination by various regulators which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liabilities, and various other factors. The ratings are largely at the discretion of the regulator and involve many qualitative judgments that are not as a practical matter subject to review or appeal. An examination downgrade by any regulators of PNC or its subsidiaries could result in limitations on certain of our activities and on our growth.

Because BlackRock is a consolidated subsidiary of PNC Bank, federal restrictions on the payment of dividends by PNC Bank might be applied to BlackRock. Under federal law, OCC approval is needed before PNC Bank may pay dividends in any year in which the total of all dividends paid would exceed the total of PNC Bank’s net profits for that year combined with its retained net profits from the prior two years. PNC Bank also may not pay dividends exceeding its capital surplus.

As an operating subsidiary of a national bank, BlackRock may not conduct new activities, establish a subsidiary, or acquire the stock or assets of another company unless it provides notice to and/or obtains the approval of the OCC or, with respect to most non-U.S. activities or investments, the FRB. The OCC will generally approve only those activities and investments that are legally permissible for a national bank and consistent with prudent banking principles and regulatory policy. The FRB will approve only those activities that are usual in connection with the transaction of the business of banking or other financial operations outside of the United States. Investment management firms with which BlackRock competes commonly invest in investment companies and private investment funds to which they provide services. BlackRock may invest in investment companies and private investment funds to which it provides advisory, administrative or other services, to the extent consistent with applicable law and regulatory interpretations, including applicable banking laws. BlackRock’s current domestic and overseas activities are, with the limited exception of the activities of BlackRock’s financial subsidiaries discussed below, permissible for a national bank.

Pursuant to the Gramm-Leach-Bliley Act (GLB Act), which became effective on March 11, 2000, a qualifying bank holding company may become a financial holding company and engage in a broad range of financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is “well capitalized,” is “well managed,” and has at least a satisfactory rating under the Community Reinvestment Act. PNC became a financial holding company as of March 13, 2000.

The GLB Act also permits a national bank, such as PNC Bank, to engage through the formation of a “financial subsidiary” in expanded activities, including securities underwriting and dealing.

Item 1.    BUSINESS (continued)

Regulation (continued)

In order to qualify to establish or acquire a financial subsidiary, a national bank and each of its depository institution affiliates must maintain “well capitalized” capital ratios, examination ratings of “1” or “2”, and certain other criteria that are incorporated into the definition of “well managed” in the OCC’s rules, and may not have a less than satisfactory Community Reinvestment Act rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of 45% of the parent bank’s total assets or $50 billion. A national bank that is one of the largest 100 insured banks must also have issued debt with a certain rating. In addition to calculating its risk-based capital on a generally accepted accounting principles (GAAP) basis, a national bank with one or more financial subsidiaries must also be well capitalized after excluding from its equity all equity investments, including retained earnings in a financial subsidiary, and excluding from its consolidated assets the assets of the financial subsidiary. Any published financial statement for a national bank with a financial subsidiary must provide risk-based capital information both in accordance with GAAP and as described above. The bank must also have policies and procedures to assess financial subsidiary risks and potential liabilities and protect the bank from such risks and potential liabilities.

Pursuant to the GLB Act, PNC Bank has filed a “financial subsidiary certification” with the OCC. In accordance with the financial subsidiary provisions, BlackRock, while remaining an operating subsidiary of a national bank, may establish financial subsidiaries that engage in a broader range of activities than would be permissible for an operating subsidiary of a national bank. BlackRock has utilized this authority and established two financial subsidiaries that engage in the activities of providing initial funding to mutual funds and holding certain equity interests permissible for a financial subsidiary.

Under the GLB Act and the OCC’s proposed regulations, if a national bank that has one or more financial subsidiaries, or any depository institution affiliate of such national bank, subsequently fails to be “well capitalized” or “well managed,” the national bank must enter into an agreement with the OCC to correct the condition. The OCC has the authority to limit the activities of such a national bank. If the condition is not corrected within six months or within any additional time granted by the OCC, the national bank could be required to divest the activities conducted in reliance upon the financial subsidiary authority. In addition, if the bank or any insured depository institution affiliate receives a less than satisfactory Community Reinvestment Act examination rating, the national bank would not be permitted to engage in new activities, or to make new investments, in reliance upon the financial subsidiary authority.

The GLB Act, while establishing the FRB as the umbrella supervisor for financial holding companies, adopts a functional approach to regulation and supervision that requires the FRB and the OCC to defer to the actions and requirements of the “functional” regulators of subsidiary broker-dealers, investment managers, investment companies, banks and other regulated institutions. Thus, the various state and federal regulators of a bank holding company’s or national bank’s subsidiaries, such as the SEC, would retain their jurisdiction and authority over functionally regulated operating entities. As the umbrella supervisor, however, the FRB has the potential to affect the operations and activities of a financial holding company’s subsidiaries through its authority over the financial holding company parent. In addition, the GLB Act provides the FRB with back-up regulatory authority over functionally regulated subsidiaries, such as broker-dealers and banks, to intervene directly in the affairs of the subsidiary for specific reasons.

Under federal law, PNC Bank and its subsidiaries, including BlackRock, generally may not engage in transactions with PNC or its non-bank subsidiaries, except on terms and under circumstances that are substantially the same as those prevailing for comparable transactions involving nonaffiliated companies, or, in the absence of comparable transactions, that in good faith would be offered to or would apply to nonaffiliated companies. In addition, certain transactions, including loans and other extensions of credit, guarantees, investments, and asset purchases between PNC Bank and its subsidiaries, including BlackRock, on the one hand, and PNC and its nonbank subsidiaries, on the other hand, are limited to 10% of PNC Bank’s capital and loan loss reserve allowance for transactions with a single company and to 20% of PNC Bank’s capital and loan loss reserve allowance for aggregate transactions with PNC and all of its nonbank subsidiaries and other affiliates. In certain circumstances, federal regulatory authorities may impose more restrictive limitations. Such extensions of credit, with limited exceptions, must be fully collateralized. These affiliate transaction restrictions also apply in some cases to loans or other transactions between PNC Bank or BlackRock, on the one hand, and financial subsidiaries of PNC Bank or BlackRock or investment funds advised by BlackRock, on the other.

Item 1.    BUSINESS (continued)

Regulation (continued)

The FDIC could be appointed as conservator or receiver of PNC Bank if the bank were to become insolvent or if other conditions or events were to occur. As conservator or receiver, the FDIC could exercise all rights of PNC Bank as a stockholder of BlackRock. The FDIC would also have the authority to repudiate contracts by PNC Bank, including servicing or other contracts with BlackRock, at any time within 180 days of its appointment as conservator or receiver, and would be obligated to pay BlackRock only “actual direct compensatory damages,” not including damages for lost profits or opportunity, as of the date of conservatorship or receivership as a result of such repudiation. The FDIC could also disregard, without paying damages, any contract that tended to diminish or defeat the FDIC’s interest in any PNC Bank asset if the contract were not:

•	In writing;

•	Executed by PNC Bank and BlackRock contemporaneously with the acquisition of the asset by PNC Bank;

•	Approved by the board of directors of PNC Bank or its loan committee with the approval reflected in the minutes of the board or committee; and

•	Continuously, from the time of its execution, an official record of PNC Bank.

In addition, the FDIC could obtain a stay of up to 90 days of any judicial action or proceeding involving PNC Bank, and could require BlackRock to exhaust its remedies under FDIC claims procedures before pursuing any available judicial remedy.

PNC’s bank subsidiaries are subject to “cross-guarantee” provisions under federal law that provide if one of these banks or thrifts fails or requires FDIC assistance, the FDIC may assess a “commonly controlled” bank or thrift, such as PNC Bank, for the estimated losses suffered by the FDIC. The FDIC’s claim is superior to the claims of affiliates, such as BlackRock, and of stockholders of the banks. At December 31, 2001, both of PNC’s bank subsidiaries exceeded the required ratios for classification as “well capitalized” under statutory and regulatory standards.

BlackRock’s international operations are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. As BlackRock expands its international business, its internal operations may become subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly traded in those countries. BlackRock’s subsidiaries are subject to periodic examination by these regulatory agencies. BlackRock’s international subsidiaries have developed comprehensive compliance systems in order to satisfy applicable regulatory requirements. The failure of BlackRock’s internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on BlackRock.

PNC currently holds its ownership interest in BlackRock through a subsidiary of PNC Bank. As such, BlackRock currently is not subject to regulation under the nonbanking provisions of the Bank Holding Company Act. If PNC were instead to hold its ownership interest in BlackRock at the holding company level, BlackRock would no longer be subject to OCC supervision and regulation as a subsidiary of a national bank, but would instead become subject to FRB supervision and regulation as a nonbank subsidiary of a financial holding company. A nonbank subsidiary of a financial holding company may engage in insurance underwriting, insurance investment, real estate investment or development, and merchant banking activities, as well as the activities permissible for a financial subsidiary of a national bank.

Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of BlackRock and its subsidiaries. The profitability of BlackRock and it subsidiaries could also be affected by rules and regulations which impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the above discussion is general in nature and does not purport to be complete.

Item 2.    PROPERTIES

BlackRock’s principal office is located at 40 East 52nd Street, New York, New York. The Company also leases space in New York City at 345 Park Avenue and in Edinburgh, Scotland; San Francisco, California; Kingwood, Texas; White Plains, New York; Hong Kong and Boston, Massachusetts. During the first quarter of 2001, the Company completed its construction on an 84,000 square foot office building in Wilmington, Delaware, which primarily facilitates the Company’s operations previously conducted in leased facilities in Wilmington, Delaware and Philadelphia, Pennsylvania.

Item 3.    L EGAL PROCEEDINGS

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of BlackRock’s security holders during the fourth quarter of the year ended December 31, 2001.

Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

BlackRock’s class A common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “BLK.” BlackRock’s class B common stock is not included for listing or quotation on any established market. At the close of business on February 28, 2002, there were 313 class A common stockholders of record and 56 class B common stockholders of record.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the class A common stock as reported on the NYSE:

	Stock Price Ranges
2001	High	Low	Close
First Quarter	$44.00	$31.25	$36.00
Second Quarter	$37.77	$30.76	$34.29
Third Quarter	$44.50	$34.01	$44.22
Fourth Quarter	$44.40	$37.46	$41.70
2000
First Quarter	$25.00	$15.00	$20.25
Second Quarter	$36.00	$20.25	$29.00
Third Quarter	$42.63	$28.31	$32.00
Fourth Quarter	$48.00	$31.88	$42.00

Dividends

BlackRock has not declared any dividends on its common stock and presently intends to retain future earnings, if any, for the development of our business and therefore does not anticipate that our board of directors will declare or pay any dividends on the class A common stock and class B common stock in the foreseeable future. The declaration and payment of dividends by BlackRock are subject to the discretion of our board of directors. BlackRock is a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. The board of directors will determine future dividend policy based on our results of operations, financial conditions, capital requirements and other circumstances. In addition, because we are a consolidated subsidiary of PNC Bank, federal banking restrictions on payments of dividends by PNC Bank may apply to us (see “Business-Regulation” in Item I above).

Recent Issuances

On October 3, 2001, BlackRock issued 5,000 shares of class B common stock to a former BlackRock employee. The shares were not registered under the Securities Act of 1933, as amended, and to the extent that the issuance involved an offer and sale, were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. These shares were granted at a fair market value of $0.2 million.

Item 6.	SELECTED FINANCIAL DATA

The consolidated financial statements of BlackRock include the “carved out” historical operating results of the asset management businesses of PNC which were consolidated under BlackRock in 1998 as if the combined operations had been a separate entity prior to the formation of BlackRock. The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year ended December 31,
	2001	2000	1999	1998	1997
Income statement data	(Dollar amounts in thousands, except per share data)
Revenue
Investment advisory and administration fees:
Mutual funds	$217,361	$229,259	$214,728	$162,487	$117,977
Separate accounts	278,126	223,521	154,046	101,352	62,985
BlackRock Asset Investors (BAI) (1)	—	—	(7,072)	61,199	13,867

Total advisory and administration fees	495,487	452,780	361,702	325,038	194,829
Other income	37,657	24,092	19,279	14,444	10,644

Total revenue	533,144	476,872	380,981	339,482	205,473
Expense
Employee compensation and benefits	215,118	189,684	138,025	109,741	73,217
BAI incentive compensation (1)	—	—	(5,387)	44,806	9,688
Fund administration and servicing costs-affiliates	60,829	75,686	78,666	52,972	27,278
General and administration	76,567	58,311	48,570	38,696	29,764
Amortization of intangible assets	10,454	10,153	9,653	9,653	9,653
Closed-end fund offering costs	—	—	511	4,252	—

Total expense	362,968	333,834	270,038	260,120	149,600

Operating income	170,176	143,038	110,943	79,362	55,873

Non-operating income (expense)
Investment income	11,576	7,734	3,445	1,995	3,117
Interest expense	(761)	(855)	(10,938)	(13,347)	(20,249)

	10,815	6,879	(7,493)	(11,352)	(17,132)
Income before income taxes	180,991	149,917	103,450	68,010	38,741
Income taxes	73,557	62,556	44,033	32,395	16,655

Net income	$107,434	$87,361	$59,417	$35,615	$22,086

Per share data (unaudited)
Basic earnings	$1.67	$1.37	$1.04	$0.67	$0.49
Diluted earnings	1.65	1.35	1.04	0.66	0.49
Book value	7.54	5.75	4.39	1.94	1.00
Market value	41.70	42.00	17.19	—	—
Cash dividends declared per common share	N/A	N/A	N/A	N/A	N/A

Balance sheet data
Cash and cash equivalents	$186,451	$192,590	$157,129	$113,450	$69,085
Investments	139,126	13,316	2,255	2,515	5,915
Intangible assets, net	181,688	192,142	194,257	203,910	213,563
Other assets	177,213	138,955	93,941	120,909	46,944
Total assets	684,478	537,003	447,582	440,784	335,507
Long-term debt	—	—	28,200	178,200	206,432
Total liabilities	198,361	168,762	167,056	334,593	290,544
Stockholders' equity	486,117	368,241	280,526	106,191	44,963

Other financial data (unaudited)
Assets under management (Dollar amounts in millions)
Separate accounts:
Fixed income	$119,488	$103,561	$73,120	$50,933	$38,772
Liquidity	6,831	6,495	7,902	6,423	6,311
Securities lending	10,781	11,501	13,032	7,403	3,708
Equity	9,577	8,716	3,080	2,417	1,763
Alternative investment products	5,309	3,470	2,086	1,936	489

Subtotal	151,986	133,743	99,220	69,112	51,043

Mutual funds:
Fixed income	15,754	13,317	13,318	13,888	13,714
Liquidity	62,141	43,190	36,587	35,555	29,827
Equity	8,703	13,519	15,392	12,087	10,829

Subtotal	86,598	70,026	65,297	61,530	54,370

Total	$238,584	$203,769	$164,517	$130,642	$105,413

(1)
Pursuant to a plan of liquidation, the assets of BAI were sold in 1999 and its business operations terminated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General.”

N/A—Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $238.6 billion of assets under management at December 31, 2001. BlackRock manages assets on behalf of institutional and individuals investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Provident Institutional Funds (“BPIF”). In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. On October 1, 1999, BlackRock offered 9 million shares of class A common stock in an initial public offering (“IPO”). As of December 31, 2001, PNC indirectly owns approximately 70%, the public owns approximately 15% and BlackRock employees own approximately 15% of BlackRock.

The following table summarizes BlackRock’s operating performance for the years ended December 31, 2001, 2000 and 1999:

BlackRock, Inc.
Financial Highlights
(Dollar amounts in thousands, except share data or otherwise stated)

				Variance vs.
	Year ended December 31,			2001 vs. 2000		2000 vs. 1999
	2001	2000	1999	Amount	%	Amount	%
Total revenue	$533,144	$476,872	$380,981	$56,272	12%	$95,891	25%
Total expense	$362,968	$333,834	$270,038	$29,134	9%	$63,796	24%
Operating income	$170,176	$143,038	$110,943	$27,138	19%	$32,095	29%
Net income	$107,434	$87,361	$59,417	$20,073	23%	$27,944	47%
Diluted earnings per share	$1.65	$1.35	$1.04	$0.30	22%	$0.31	30%
Pro-forma diluted earnings per share (a)	$1.65	$1.35	$0.99	$0.30	22%	$0.36	36%
Diluted cash earnings per share (b)	$1.82	$1.51	$1.21	$0.31	21%	$0.30	25%
Pro-forma diluted cash earnings per share (a) (b)	$1.82	$1.51	$1.14	$0.31	21%	$0.37	32%
Average diluted shares outstanding	64,926,199	64,590,707	57,268,912	335,492	1%	7,321,795	13%
EBITDA (c)	$207,773	$170,767	$132,541	$37,006	22%	$38,226	29%
Operating margin (d)	36.0%	35.7%	36.7%
Assets under management (Dollar amounts in millions)	$238,584	$203,769	$164,517	$34,815	17%	$39,252	24%

(a)
Based on adjusting 1999 net income to reflect the after-tax interest expense benefit of retiring $115 million of debt (net initial public offering proceeds) on October 1, 1999 and adjusting weighted-average diluted shares outstanding to reflect the offering of 9 million shares on October 1, 1999.

(b)	Net income plus amortization expense for the period divided by average diluted shares outstanding.
(c)	Earnings before interest expense, taxes, depreciation and amortization.
(d)	Operating income divided by total revenue less fund administration and servicing costs-affiliates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

BlackRock Asset Investors (“BAI”) was an alternative investment product created in 1994 in response to the opportunity that the Company perceived in the commercial real estate sector. Due to reduced opportunities to generate appropriate returns, BAI’s Board of Trustees and shareholders approved management’s recommendation in 1997 to liquidate the fund, which was completed on September 27, 1999. The net impact to BlackRock’s operating income as a result of the liquidation, which involved the sale of BAI’s assets, was a loss of $1.7 million for the year ended December 31, 1999.

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, general and administration, and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. BAI incentive compensation expense reflects compensation earned by investment advisory and other employees of BlackRock in accordance with various contractual and other arrangements with PNC and the fund. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities, primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds. Intangible assets at December 31, 2001 and December 31, 2000 were $181.7 million and $192.1 million, respectively, with amortization expense of approximately $10.5 million, $10.2 million and $9.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Intangible assets reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000.

Assets Under Management

Assets under management (“AUM”) increased $34.8 billion, or 17%, to $238.6 billion at December 31, 2001, compared with $203.8 billion at December 31, 2000. The growth in assets under management was attributable to increases of $18.2 billion or 14% in separate accounts and $16.6 billion or 24% in mutual fund assets.

The increase in separate accounts at December 31, 2001, as compared with December 31, 2000, was the result of net subscriptions of $12.0 billion and market appreciation of $6.2 billion. Net subscriptions in fixed income, equity, alternative investment products and liquidity accounts were $8.1 billion, $2.8 billion, $1.6 billion, and $0.2 billion, respectively, while liquidity-securities lending separate account assets experienced net redemptions of $0.7 billion. The rise in fixed income, liquidity and alternative investment products separate accounts was primarily attributable to strong relative investment performance resulting in higher levels of funding from existing clients as well as increased sales to new clients. Fixed income net subscriptions of $8.1 billion is net of approximately $11.0 billion of merger related terminations and market rebalancing outflows. The growth in equity separate account assets primarily reflected new business generated by the European equity team. The $0.7 billion decline in liquidity-securities lending separate accounts reflects lower levels of cash collateral managed by BlackRock for PFPC Worldwide, Inc., a PNC affiliate, as a result of the decline in the equity markets. Market appreciation of $6.2 billion in separate accounts was comprised of appreciation in fixed income assets of $7.9 billion due to declining interest rates, partially offset by market depreciation in equity assets of $1.9 billion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The $16.6 billion year over year increase in mutual fund assets reflected net subscriptions of $19.3 billion, which was partially offset by $2.7 billion of market depreciation in the BlackRock Funds largely associated with the decline in the equity markets. Net subscriptions in BPIF, closed-end funds and BlackRock Funds were $16.8 billion, $1.7 billion and $0.6 billion, respectively. The increase in BPIF assets was the result of strong sales driven in part by the decline in short-term interest rates and investors’ flight to quality. Management does not assume that the current level of BPIF assets will be sustained as the economy improves and short-term interest rates stabilize or begin to rise. The increase in closed-end funds was the result of the Company’s offering of new closed-end funds, including the BlackRock Municipal Income Trust (NYSE:BFK), the largest closed-end fund offering in the market during the year, resulting in incremental assets of approximately $3.2 billion inclusive of subsequent issuances of preferred stock, which was partially offset by $2.4 billion in closed-end term trust maturities.

BlackRock, Inc.
Assets Under Management

	December 31,			Variance %
	2001	2000	1999	2001 vs. 2000	2000 vs. 1999
	(Dollar amounts in millions)
All Accounts
Fixed income	$135,242	$116,878	$86,438	15.7%	35.2%
Liquidity	79,753	61,186	57,521	30.3	6.4
Equity	18,280	22,235	18,472	(17.8)	20.4
Alternative investment products	5,309	3,470	2,086	53.0	66.3

Total	$238,584	$203,769	$164,517	17.1%	23.9%

Separate Accounts
Fixed income	$119,488	$103,561	$73,120	15.4%	41.6%
Liquidity	6,831	6,495	7,902	5.2	(17.8)
Liquidity—Securities lending	10,781	11,501	13,032	(6.3)	(11.7)
Equity	9,577	8,716	3,080	9.9	183.0
Alternative investment products	5,309	3,470	2,086	53.0	66.3

Subtotal	151,986	133,743	99,220	13.6	34.8

Mutual Funds
Fixed income	15,754	13,317	13,318	18.3	(0.0)
Liquidity	62,141	43,190	36,587	43.9	18.0
Equity	8,703	13,519	15,392	(35.6)	(12.2)

Subtotal	86,598	70,026	65,297	23.7	7.2

Total	$238,584	$203,769	$164,517	17.1%	23.9%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the years ended December 31, 2001, 2000 and 1999, respectively. The data reflects certain reclassifications to conform with the current year’s presentation.

For the years ended December 31, 2001, 2000 and 1999, net subscriptions were $31.3 billion, $33.0 billion and $32.7 billion, respectively, and accounted for 90%, 84% and 97% of the total increase in assets under management.

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
	2001	2000	1999
	(Dollar amounts in millions)
All Accounts
Beginning assets under management	$203,769	$164,517	$130,642
Net subscriptions	31,318	33,022	32,716
Market appreciation	3,497	6,230	1,159

Ending assets under management	$238,584	$203,769	$164,517

% of Change in AUM from net subscriptions	90.0%	84.1%	96.6%

Separate Accounts
Beginning assets under management	$133,743	$99,220	$69,112
Net subscriptions	12,030	25,890	30,183
Market appreciation (depreciation)	6,213	8,633	(75)

Ending assets under management	151,986	133,743	99,220

Mutual Funds
Beginning assets under management	70,026	65,297	61,530
Net subscriptions	19,288	7,132	2,533
Market appreciation (depreciation)	(2,716)	(2,403)	1,234

Ending assets under management	86,598	70,026	65,297

Total	$238,584	$203,769	$164,517

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
	2001	2000	1999
	(Dollar amounts in millions)
Separate Accounts
Fixed Income
Beginning assets under management	$103,561	$73,120	$50,933
Net subscriptions	8,071	21,568	23,195
Market appreciation (depreciation)	7,856	8,873	(1,008)

Ending assets under management	119,488	103,561	73,120

Liquidity
Beginning assets under management	6,495	7,902	6,423
Net subscriptions (redemptions)	239	(1,497)	1,432
Market appreciation	97	90	47

Ending assets under management	6,831	6,495	7,902

Liquidity-Securities lending
Beginning assets under management	11,501	13,032	7,403
Net subscriptions (redemptions)	(720)	(1,531)	5,629

Ending assets under management	10,781	11,501	13,032

Equity
Beginning assets under management	8,716	3,080	2,417
Net subscriptions (redemptions)	2,752	6,224	(195)
Market appreciation (depreciation)	(1,891)	(588)	858

Ending assets under management	9,577	8,716	3,080

Alternative investment products
Beginning assets under management	3,470	2,086	1,936
Net subscriptions	1,688	1,126	122
Market appreciation	151	258	28

Ending assets under management	5,309	3,470	2,086

Total Separate Accounts
Beginning assets under management	133,743	99,220	69,112
Net subscriptions	12,030	25,890	30,183
Market appreciation (depreciation)	6,213	8,633	(75)

Ending assets under management	$151,986	$133,743	$99,220

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
	2001	2000	1999
	(Dollar amounts in millions)
Mutual Funds
Fixed Income
Beginning assets under management	$13,317	$13,318	$13,888
Net subscriptions (redemptions)	2,308	(671)	246
Market appreciation (depreciation)	129	670	(816)

Ending assets under management	15,754	13,317	13,318

Liquidity
Beginning assets under management	43,190	36,587	35,555
Net subscriptions	18,951	6,603	1,032

Ending assets under management	62,141	43,190	36,587

Equity
Beginning assets under management	13,519	15,392	12,087
Net subscriptions (redemptions)	(1,971)	1,200	1,255
Market appreciation (depreciation)	(2,845)	(3,073)	2,050

Ending assets under management	8,703	13,519	15,392

Total Mutual Funds
Beginning assets under management	70,026	65,297	61,530
Net subscriptions	19,288	7,132	2,533
Market appreciation (depreciation)	(2,716)	(2,403)	1,234

Ending assets under management	$86,598	$70,026	$65,297

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
	2001	2000	1999
	(Dollar amounts in millions)
Mutual Funds
BlackRock Funds
Beginning assets under management	$26,359	$27,339	$24,231
Net subscriptions	616	1,834	1,468
Market appreciation (depreciation)	(2,780)	(2,814)	1,640

Ending assets under management	24,195	26,359	27,339

BlackRock Global Series
Beginning assets under management	75	—	—
Net subscriptions	90	72	—
Market appreciation (depreciation)	(16)	3	—

Ending assets under management	149	75	—

BPIF*
Beginning assets under management	36,338	25,554	25,368
Net subscriptions	16,829	6,688	186
Exchanges	—	4,096	—

Ending assets under management	53,167	36,338	25,554

Closed-End
Beginning assets under management	6,764	7,340	7,756
Net subscriptions (redemptions)	1,668	(984)	(10)
Market appreciation (depreciation)	80	408	(406)

Ending assets under management	8,512	6,764	7,340

Short Term Investment Funds (STIF)*
Beginning assets under management	490	5,064	4,175
Net subscriptions (redemptions)	85	(478)	889
Exchanges	—	(4,096)	—

Ending assets under management	575	490	5,064

Total Mutual Funds
Beginning assets under management	70,026	65,297	61,530
Net subscriptions	19,288	7,132	2,533
Market appreciation (depreciation)	(2,716)	(2,403)	1,234

Ending assets under management	$86,598	$70,026	$65,297

*	During the fourth quarter of 2000, $4.1 billion of STIF assets under management were exchanged into the BPIF product.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2001 as compared with the year ended December 31, 2000.

Revenue

Total revenue for the year ended December 31, 2001 increased $56.3 million or 12% to $533.1 million, compared with
$476.9 million for the year ended December 31, 2000. Investment advisory and administration fees increased $42.7 million or 9% to $495.5 million for the year ended December 31, 2001, compared with $452.8 million for the year ended December 31, 2000. The growth in investment advisory and administration fees was primarily due to a 17% increase in assets under management to $238.6 billion at December 31, 2001 and increased performance fees. Other income of $37.7 million increased $13.6 million or 56% for the year ended December 31, 2001, compared with $24.1 million for the year ended December 31, 2000 resulting from increased sales of BlackRock Solutions products.

	Year ended December 31,		Variance
	2001	2000	Amount	%
	(Dollar amounts in thousands)
Investment advisory and administration fees:
Mutual funds	$217,361	$229,259	($11,898)	(5.2%)
Separate accounts	278,126	223,521	54,605	24.4

Total investment advisory and administration fees	495,487	452,780	42,707	9.4
Other income	37,657	24,092	13,565	56.3

Total revenue	$533,144	$476,872	$56,272	11.8%

Mutual fund advisory and administration fees decreased $11.9 million or 5% to $217.4 million for the year ended December 31, 2001, compared with $229.3 million for the year ended December 31, 2000. The decrease in mutual fund revenue was due to declines in BlackRock Funds fees and closed-end fund fees of $29.4 million and $3.4 million, respectively, partially offset by a $21.0 million increase in BPIF and short-term investment fund revenue. The decrease in BlackRock Funds revenue was due to a $2.2 billion or 8% decline in assets with market depreciation in equity assets of $2.8 billion substantially exceeding net subscriptions of $0.6 billion. Closed-end fund revenue declined due to $2.4 billion in term trust maturities, which was partially offset by the Company’s offering of new closed-end funds during the year. The increase in BPIF revenue was the result of a $16.8 billion or 46% increase in assets under management due to expanded marketing efforts, flight to quality considerations and declining interest rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2001 as compared with the year ended  December 31, 2000. (continued)

Revenue (continued)

Separate account advisory fees increased $54.6 million or 24% to $278.1 million for the year ended December 31, 2001, compared with $223.5 million for the year ended December 31, 2000. Excluding performance fees, advisory fees on separate accounts increased $51.4 million or 30% to $222.0 million for the year ended December 31, 2001, compared with $170.6 million for the year ended December 31, 2000 as the Company continued to deliver solid investment returns resulting in a $18.2 billion or 14% increase in assets under management. Performance fees of $56.1 million for the year ended December 31, 2001 increased $3.2 million or 6%, compared with $52.9 million for the year ended December 31, 2000. Total performance fees for the year ended December 31, 2001 and December 31, 2000, largely represents investment results earned on Obsidian, the Company’s fixed income hedge fund.

	Year ended December 31,		Variance
	2001	2000	Amount	%
	(Dollar amounts in thousands)
Mutual funds revenue
BlackRock Funds	$122,476	$151,918	($29,442)	(19.4%)
Closed-end Funds	30,474	33,916	(3,442)	(10.1)
BPIF	63,688	39,027	24,661	63.2
STIF	723	4,398	(3,675)	(83.6)

Total mutual funds revenue	217,361	229,259	(11,898)	(5.2)

Separate accounts revenue
Separate accounts base fees	222,002	170,592	51,410	30.1
Separate accounts performance fees	56,124	52,929	3,195	6.0

Total separate accounts revenue	278,126	223,521	54,605	24.4

Total investment advisory and administration fees	495,487	452,780	42,707	9.4

Other income	37,657	24,092	13,565	56.3

Total revenue	$533,144	$476,872	$56,272	11.8%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2001 as compared with the year ended December 31, 2000. (continued)

Expense

Total expense increased $29.1 million or 9% to $363.0 million for the year ended December 31, 2001, compared with $333.8 million for the year ended December 31, 2000. The change primarily reflects increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

	Year ended December 31,		Variance
	2001	2000	Amount	%
	(Dollar amounts in thousands)
Employee compensation and benefits	$215,118	$189,684	$25,434	13.4%
Fund administration and servicing costs-affiliates	60,829	75,686	(14,857)	(19.6)
General and administration	76,567	58,311	18,256	31.3
Amortization of intangible assets	10,454	10,153	301	3.0

Total expense	$362,968	$333,834	$29,134	8.7%

Employee compensation and benefits increased $25.4 million primarily due to a $12.2 million increase in incentive compensation based on the growth of operating income and $13.2 million related to salary and benefits. Salary and benefit cost increases reflected an 11% increase in full-time employees. For the year ended December 31, 2001, fund administration and servicing costs-affiliates declined $14.9 million or 20% as PNC client investments in the BlackRock Funds declined to $16.9 billion at December 31, 2001, compared with $19.7 billion at December 31, 2000. General and administration expenses increased $18.3 million or 31% to $76.6 million for the year ended December 31, 2001, compared with $58.3 million for the year ended December 31, 2000, largely due to new business activity, increased headcount and corporate space and technology investments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2001 as compared with the year ended December 31, 2000. (continued)

Expense (continued)

	Year ended December 31,		Variance
	2001	2000	Amount	%
	(Dollar amounts in thousands)
General and administration expense:
Marketing and promotional	$20,341	$17,897	$2,444	13.7%
Occupancy	12,560	9,707	2,853	29.4
Technology	14,398	9,363	5,035	53.8
Other general and administration	29,268	21,344	7,924	37.1

Total general and administration expense	$76,567	$58,311	$18,256	31.3%

Marketing and promotional expenses of $20.3 million for the year ended December 31, 2001 increased $2.4 million or 14% primarily due to higher expenditures related to new products as well as increased travel and entertainment costs associated with the Company’s institutional marketing efforts. Occupancy expense of $12.6 million for the year ended December 31, 2001 increased $2.9 million due to higher expenses associated with corporate facility expansion, particularly in Wilmington, Delaware, Edinburgh, Scotland, 40 East 52nd Street, New York and Hong Kong. Technology expenses increased approximately $5.0 million or 54% to $14.4 million for the year ended December 31, 2001 as a result of higher depreciation charges associated with the completion of a second computer facility in Delaware and capitalized investments to support the growth of BlackRock Solutions. Other expense increased $7.9 million or 37% for the year ended December 31, 2001 primarily due to higher professional service costs and sub-advisory fees associated with new products and increased depreciation on furniture and equipment purchases due to office space expansion and increased headcount.

Operating Income and Net Income

Operating income was $170.2 million for the year ended December 31, 2001, representing a $27.1 million or 19% increase, compared with the year ended December 31, 2000. Non-operating income increased $3.9 million or 57% to $10.8 million for the year ended December 31, 2001, compared with the year ended December 31, 2000. The rise was due to higher levels of interest and dividend income from investments of the Company’s available cash. Income tax expense was $73.6 million and $62.6 million, representing effective tax rates of 40.6% and 41.7% for the year ended December 31, 2001 and December 31, 2000, respectively. The lower effective income tax rate was primarily a result of the consolidation of mutual fund activities in Delaware. Net income totaled $107.4 million for the year ended December 31, 2001, compared with $87.4 million for the year ended December 31, 2000, representing an increase of $20.1 million or 23%.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2000 as compared with the year ended December 31, 1999.

Revenue

Total revenue for the year ended December 31, 2000 increased $95.9 million or 25% to $476.9 million, compared with $381.0 million for the year ended December 31, 1999. Investment advisory and administration fees increased $91.1 million or 25% to $452.8 million for the year ended December 31, 2000, compared with $361.7 million for the year ended December 31, 1999. The growth in investment advisory and administration fees was primarily due to a 24% increase in assets under management to $203.8 billion at December 31, 2000 and increased performance fees. Other income of $24.1 million increased $4.8 million or 25% for the year ended December 31, 2000, compared with $19.3 million for the year ended December 31, 1999 primarily due to increased sales of BlackRock Solutions products.

	Year ended December 31,		Variance
	2000	1999	Amount	%
	(Dollar amounts in thousands)
Investment advisory and administration fees:
Mutual funds	$229,259	$214,728	$14,531	6.8%
Separate accounts	223,521	154,046	69,475	45.1
BAI revenue	—	(7,072)	7,072	NM

Total investment advisory and administration fees	452,780	361,702	91,078	25.2
Other income	24,092	19,279	4,813	25.0

Total revenue	$476,872	$380,981	$95,891	25.2%

NM—Not meaningful

Mutual fund advisory and administration fees increased $14.5 million or 7% to $229.3 million for the year ended December 31, 2000, compared with $214.7 million for the year ended December 31, 1999 primarily due to a $4.7 billion or 7% increase in assets under management.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2000 as compared with the year ended December 31, 1999. (continued)

Revenue (continued)

Separate account advisory fees increased $69.5 million or 45% to $223.5 million for the year ended December 31, 2000, compared with $154.0 million for the year ended December 31, 1999. Excluding performance fees, advisory fees on separate accounts increased $43.1 million or 34% to $170.6 million for the year ended December 31, 2000, compared with $127.5 million for the year ended December 31, 1999 primarily due to a $34.6 billion or 35% increase in assets under management. Performance fees of $52.9 million for the year ended December 31, 2000 increased $26.3 million, compared with $26.6 million for the year ended December 31, 1999 primarily due to strong investment performance in the Company’s alternative investment products. The $7.1 million change in BAI advisory fees was due to the fund’s liquidation in 1999.

	Year ended December 31,		Variance
	2000	1999	Amount	%
	(Dollar amounts in thousands)
Mutual funds revenue
BlackRock Funds	$151,918	$142,597	$9,321	6.5%
Closed-end Funds	33,916	34,581	(665)	(1.9)
BPIF	39,027	33,642	5,385	16.0
STIF	4,398	3,908	490	12.5

Total mutual funds revenue	229,259	214,728	14,531	6.8

Separate accounts revenue
Separate base fees	170,592	127,451	43,141	33.8
Separate performance fees	52,929	26,595	26,334	99.0

Total separate accounts revenue	223,521	154,046	69,475	45.1

BAI	—	(7,072)	7,072	NM

Total investment advisory and administration fees	452,780	361,702	91,078	25.2

Other income	24,092	19,279	4,813	25.0

Total revenue	$476,872	$380,981	$95,891	25.2%

NM—Not meaningful

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2000 as compared with the year ended December 31, 1999. (continued)

Expense

Total expense increased $63.8 million or 24% to $333.8 million for the year ended December 31, 2000, compared with $270.0 million for the year ended December 31, 1999. The change primarily reflects increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

	Year ended December 31,		Variance
	2000	1999	Amount	%
	(Dollar amounts in thousands)
Employee compensation and benefits	$189,684	$138,025	$51,659	37.4%
BAI incentive compensation	—	(5,387)	5,387	NM
Fund administration and servicing costs-affiliates	75,686	78,666	(2,980)	(3.8)
General and administration	58,311	49,081	9,230	18.8
Amortization of intangible assets	10,153	9,653	500	5.2

Total expense	$333,834	$270,038	$63,796	23.6%

NM—Not meaningful

Employee compensation and benefits increased $51.7 million primarily due to increased incentive compensation of $32.6 million reflecting accruals based on the growth of operating income and $19.1 million related to salary and benefits. Salary and benefit cost increases reflected a 15% increase in full-time employees to support business growth and $4.2 million of additional accruals reflecting a determination by the Compensation Committee of the Board of Directors of the Company to increase incentive compensation and related benefits due to the Company’s strong operating performance. The change in BAI incentive compensation was due to the fund’s liquidation in 1999. For the year ended December 31, 2000, fund administration and servicing costs-affiliates declined $3.0 million or 4% due to lower levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $9.2 million or 19% to $58.3 million for the year ended December 31, 2000, compared with $49.1 million for the year ended December 31, 1999 largely due to new business activity, increased headcount and corporate space and technology investments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2000 as compared with the year ended December 31, 1999. (continued)

Expense (continued)

	Year ended December 31,		Variance
	2000	1999	Amount	%
	(Dollar amounts in thousands)
General and administration expense:
Marketing and promotional	$17,897	$13,578	$4,319	31.8%
Occupancy	9,707	8,022	1,685	21.0
Technology	9,363	7,985	1,378	17.3
Other general and administration	21,344	19,496	1,848	9.5

Total general and administration expense	$58,311	$49,081	$9,230	18.8%

Marketing and promotional expenses of $17.9 million for the year ended December 31, 2000 increased $4.3 million or 32% primarily due to higher expenditures related to new products as well as increased travel and entertainment costs associated with institutional marketing activities. Occupancy expense of $9.7 million for the year ended December 31, 2000 increased $1.7 million due to higher expenses associated with corporate facility expansion. Technology expenses increased approximately $1.4 million or 17% to $9.4 million for the year ended December 31, 2000 as a result of higher capitalized investments to support the growth of BlackRock Solutions. Other expense increased $1.8 million or 10% for the year ended December 31, 2000 primarily due to increased portfolio data and related expenses and office and related expenses associated with office space expansion.

Operating Income and Net Income

Operating income was $143.0 million for the year ended December 31, 2000, representing a $32.1 million or 29% increase, compared with the year ended December 31, 1999. Non-operating income increased $14.4 million to $6.9 million for the year ended December 31, 2000, compared with $7.5 million of non-operating expense for the year ended December 31, 1999. The significant improvement largely reflects reduced interest expense associated with the repayment of debt including $115.0 million in net proceeds from the IPO. In addition, interest income increased $4.3 million due to additional investments of the Company’s cash flow from operations. Income tax expense was $62.6 million and $44.0 million, representing effective tax rates of 41.7% and 42.6% for the year ended December 31, 2000 and December 31, 1999, respectively. Net income totaled $87.4 million for the year ended December 31, 2000, compared with $59.4 million for the year ended December 31, 1999, representing an increase of $27.9 million or 47%.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash provided by the Company’s operating activities totaled $167.4 million, $108.6 million and $116.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

Net cash flow used in investing activities was $167.1 million, $45.7 million and $18.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Capital expenditures in 2001 for property and equipment was $40.5 million and primarily reflected construction costs for the new building in Wilmington, Delaware, leasehold improvements for the Company’s new headquarters at 40 East 52nd Street, New York, New York and the purchase of equipment to support corporate expansion and the growth of BlackRock Solutions. Net purchases of investments were $126.6 million for the year ended December 31, 2001, which included an $85.0 million investment in the BlackRock Funds Intermediate Bond Portfolio, a $35.0 million investment in the BlackRock Funds Core Plus Total Return Portfolio and seed investments made in certain new alternative investment products.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Net cash flow used in financing activities was $6.2 million, $27.1 million and $53.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Financing activities primarily represented treasury stock activity for the year ended December 31, 2001. On January 31, 2001 and October 4, 2001, in connection with the Long-term Deferred Compensation Plan, BlackRock repurchased approximately 142,000 and 21,000 shares of class A common stock at a fair market value of $40.33 and $41.70 per share, respectively, from certain employees to facilitate required employee income tax payments. On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000 of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions. To date, BlackRock has not purchased any shares of its outstanding class A common stock under this program. On February 29, 2000 and February 28, 1999, the Company repaid $28.2 million and $18.8 million, respectively, on the unsecured note with B.P. Partners, L.P., an entity comprised of former partners of BFM, who received deferred notes on February 28, 1995 as part of the purchase price for BFM. In its IPO on October 1, 1999, the Company issued 9 million shares of class A common stock to the public at an offering price of $14 per share. The proceeds from the IPO, net of underwriters’ discount and estimated offering expenses, totaled approximately $114.9 million. These net proceeds were used to retire a portion of BlackRock’s revolving credit facility with PNC Bank, N.A. (“PNC Bank”) on October 7, 1999. Debt at December 31, 1998 included $150.0 million outstanding on a $175.0 million revolving credit facility with PNC Bank due December 31, 2002, and $47.0 million on an unsecured note due through February 28, 2000 with B.P. Partners, L.P. Payments on this debt totaled $0, $28.2 million and $168.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Total capital at December 31, 2001 and 2000 was $486.1 million and $368.2 million, respectively, and was comprised entirely of stockholders’ equity. Total capital at December 31, 1999 was $308.7 million and was comprised of $280.5 million of stockholders’ equity and $28.2 million of debt.

Contractual Obligations and Commercial Commitments

The Company leases its primary office space under agreements which expire through 2017. On September 4, 2001, the Company entered into a lease agreement for additional space at 40 East 52nd Street, New York, New York. Under the lease, BlackRock occupied this space in January 2002. This lease will terminate on February 28, 2017. Total rent payments over the lease term will approximate $24.2 million. Future minimum commitments under all operating leases are $172.5 million.

In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%. For the year ended December 31, 2001, the related expense was $0.8 million. At December 31, 2001, the future commitment under the agreement is $11.0 million.

As of December 31, 2001 and 2000, the Company has an unused revolving line of credit, due December 2002, with PNC Bank whereby the Company may borrow principal amounts up to $175,000 at prime rate (4.75% at December 31, 2001).

On January 8, 2001, the Company entered into a commitment to invest $8.4 million in Magnetite Asset Investors III, L.L.C., an alternative investment fund sponsored by BlackRock of which $1.7 million remained unfunded at December 31, 2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations and Commercial Commitments (continued)

On July 20, 2001, the Company entered into a commitment to invest $5.4 million in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock of which $4.4 million remained unfunded at December 31, 2001. On February 13, 2002, the Company entered into an additional commitment of $2.3 million in Carbon Capital, Inc.

Summary of Commitments:
	Total	2002	2003	2004	2005	2006	Thereafter
	(Dollar amounts in thousands)
Lease Commitments	$172,505	$10,361	$10,439	$10,352	$10,273	$10,450	$120,630
Acquired Management Contract	11,000	1,500	1,500	1,500	1,500	1,000	4,000
Investment Commitments	8,000	8,000	—	—	—	—	—
Line of Credit with PNC	—	—	—	—	—	—	—

Total Commitments	$191,505	$19,861	$11,939	$11,852	$11,773	$11,450	$124,630

Long-term Incentive and Retention Plan-Status

BlackRock and PNC are currently evaluating a new long-term incentive and retention program for key employees in anticipation of the lapse of all employment agreements and final vesting of substantially all restricted stock on December 31, 2002. Management’s intention is to finalize and announce a new program during the first half of 2002. While there are numerous program terms and conditions subject to final agreement, the program is expected to have the following key attributes:

•	Program term of five years;

•	Stock option awards which would ratably vest at the end of years four and five; and

•	Cash awards (substantially funded by PNC) which could vest during the last two years subject to BlackRock’s achievement of certain financial performance targets.

Critical Accounting Policies

Significant intercompany accounts and transactions between the consolidated entities have been eliminated. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management considers the following accounting policies critical to an informed review of BlackRock’s consolidated financial statements. For a summary of additional accounting policies see Note 1 of the Notes to Consolidated Financial Statements beginning on page F-8.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Investments

Investments consist primarily of BlackRock Funds and certain institutional and private placement portfolios (“alternative investment products”) and are stated at quoted market values. Securities which are not readily marketable (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management. The resulting unrealized gains and losses are included in the accumulated other comprehensive loss component of stockholders’ equity, net of tax. Realized gains and losses on investments and interest and dividend income are included in investment income (expense). The Company’s management periodically assesses impairment on investments to determine if they are other than temporary. Any impairment on investments is recorded in earnings.

Intangible Assets

Intangible assets are comprised of goodwill and management contract acquired. For each of the three years in the period ended December 31, 2001, goodwill is amortized on a straight-line basis over 25 years. Management contract acquired is amortized in proportion to and over the period of contract revenue, which is ten years. The Company continually evaluates the carrying value of intangible assets. Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value. In such instances, impairment, if any, is measured on a discounted future cash flow basis (See Recent Accounting Developments “Goodwill and Other Intangible Assets” below).

Software Costs

The Company has adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs are being amortized over an estimated useful life of three years.

Stock-based Compensation

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” and has adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Fair value disclosures are included in the notes to the consolidated financial statements.

Pursuant to SFAS No. 123, the Company has elected to account for its 1999 Stock Award and Incentive Plan (the “Award Plan”) and shares issued under the BlackRock, Inc. 2001 Employee Stock Purchase Plan (“ESPP”) under Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

Revenue Recognition (continued)

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded as earned. Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal. At December 31, 2001, no performance fees recorded by the Company are subject to reversal.

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

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB No. 101 as required in the first quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company’s consolidated results of operations and financial position.

Accounting for Off-Balance Sheet Activities

BlackRock has equity interests in collateralized bond obligations (“CBO”), which are reflected in investments, available for sale in the accompanying consolidated statements of financial condition. These investments are periodically assessed to determine whether the underlying assets and liabilities should be consolidated. See “Off-Balance Sheet Activities”.

Recent Accounting Developments

a)  Business Combinations

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

b)  Goodwill and Other Intangible Assets

On July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, will cease upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level will be required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Company adopted SFAS No. 142 on January 1, 2002, as required. Assuming no impairment adjustments are necessary, no future business combinations and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.08 per share in 2002 resulting from the cessation of goodwill amortization.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Developments (continued)

c)  Accounting for Obligations Associated with the Retirement of Long-Lived Assets

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

d)  Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of.” This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations and addresses implementation issues. The adoption of this statement, which is effective January 1, 2002, is not expected to have a material impact on the Company’s financial statements.

Related Party Transactions

The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, BPIF, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollar amounts in thousands)
Investment advisory and administration fees:
BlackRock Open-end Funds	$122,476	$151,918	$142,597
BlackRock Closed-end Funds	30,474	33,916	34,581
BlackRock Provident Institutional Funds*	63,688	39,027	33,642
Commingled Funds	723	4,398	3,908

	$217,361	$229,259	$214,728

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions (continued)

The Company provides investment advisory and administration services to certain PNC subsidiaries for a fee, based on assets under management. In addition, the Company provides risk management and model portfolio services to PNC.

Revenues for such services are as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollar amounts in thousands)
Investment advisory and administration fees:
Separate accounts	$11,187	$9,703	$8,436
Model Portfolio Services	4,400	4,400	4,400
Other income-risk management	5,000	5,000	5,000
Fixed income trading services	1,125	1,125	281

	$21,712	$20,228	$18,117

The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for BPIF and certain other commingled funds and service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

The Company incurred interest expense to related parties in connection with the 7.5% unsecured note with B.P. Partners, L.P., an entity controlled by former partners of BFM, L.P., and the revolving line of credit with PNC Bank. PNC also provides general and administration services to the Company. Charges for such services were based on actual usage or on defined formulas which, in management’s view, resulted in reasonable allocations. Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollar amounts in thousands)
Fund administration and servicing costs-affiliates	$60,829	$75,686	$78,666
General and administration	6,728	7,617	7,622
General and administration-consulting	1,270	142	—
Interest expense-affiliates	—	353	10,938

	$68,827	$83,798	$97,226

Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Activities

Payable to affiliates was $15,972 and $14,750 at December 31, 2001 and 2000, respectively. These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable. These amounts do not bear interest.

In connection with the Company’s investment advisory services provided to PNC subsidiaries and affiliates, BlackRock’s receivable from PNC was $3,653 and $1,650 at December 31, 2001 and 2000, respectively.

Receivable from affiliates was approximately $4,137 and $1,484 at December 31, 2001 and 2000, respectively. The amount primarily represents a receivable for administration fees earned in connection with services provided to the BlackRock Closed-end Funds and Anthracite Capital, Inc.

As an investment manager of alternative and traditional investment products, the Company has investments in and/or may provide investment management, advisory or administrative services to funds and other investment companies organized as limited liability companies (“LLC”), corporations or business trusts.

Specifically, BlackRock acts as the collateral manager for four CBO funds organized as corporations or limited liability companies. At December 31, 2001, aggregate assets and debt in the CBO’s approximated $1.8 billion and $1.6 billion, respectively. BlackRock’s equity ownership was approximately $14.7 million at December 31, 2001.

BlackRock serves as the investment manager for two fixed income hedge funds (“Obsidian Funds”) that engage in the trading of fixed income securities through both an LLC and corporate structure. BlackRock serves as the managing member for the LLC which had total assets and liabilities of approximately $9.8 billion and $9.3 billion, respectively. BlackRock’s equity ownership was approximately $0.2 million at December 31, 2001.

Under current accounting principles generally accepted in the United States, the Company has not consolidated the CBO’s or Obsidian because non-affiliated parties have sufficient equity ownership and BlackRock has not guaranteed any of their obligations nor is it contractually liable for any of their obligations. Accordingly, the statements of financial condition and results of operations of the CBO’s and the LLC are not included in BlackRock’s financial statements with the exception of BlackRock’s equity ownership.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forward-looking Statements

This report and other documents filed by BlackRock include forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to BlackRock’s outlook for earnings and revenues and other future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “objective,” “plan,” “aspiration,” “outlook,” “outcome,” “continue,” “remain,” “maintain,” “strive,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in reduced demand for products or services or reduced value of assets under management or of investments; (3) the relative investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms; and (11) terrorist activities, including the September 11 terrorist attacks, which may adversely affect the general economy, financial and capital markets, specific industries, and BlackRock.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock’s investments, available for sale, consist primarily of BlackRock Funds and certain institutional and private placement portfolios (“alternative investment products”). Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or account to establish a performance history. As of December 31, 2001, the fair market value of seed investments was $19.1 million. The fair market value of BlackRock’s other investments included in the mutual funds total, as stated below, was $120.2 million as of December 31, 2001 and is comprised of $85.0 million in the Intermediate Bond Portfolio and $35.0 million in the Core Plus Total Return Portfolio of the BlackRock Funds. These investments expose BlackRock to equity price risk. BlackRock does not hold any derivative securities to hedge its investments. The following table summarizes the fair values of the investments and provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% increase or decrease in equity prices:

	Fair market value	Fair market value assuming 10% increase in market price value	Fair market value assuming 10% decrease in market price value

December 31, 2001	(Dollar amounts in thousands)
Mutual funds	$127,422	$140,164	$114,680
Collateralized bond obligations	10,082	11,090	9,074
Other	1,622	1,784	1,460

	$139,126	$153,038	$125,214

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The independent auditor’s reports and financial statements listed in the accompanying index are included in Item 14 of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Ernst & Young LLP has been the independent auditor of BlackRock’s consolidated financial statements. Ernst & Young LLP also presently provides internal audit services to BlackRock. Under rule amendments regarding auditor independence adopted by the Securities and Exchange Commission, beginning August 5, 2002, independent accountants will no longer be permitted to provide audit clients with certain non-audit services.

Accordingly, BlackRock has decided to have separate internal and independent audit providers commencing with fiscal 2002 and released Ernst & Young LLP from its duties is independent auditors. BlackRock has engaged Deloitte & Touche LLP, effective February 28, 2002, as BlackRock’s independent accountants to audit BlackRock’s 2002 financial statements. These actions were recommended by the Audit Committee and approved by the Company’s Board of Directors on February 28, 2002.

Ernst & Young LLP’s reports on BlackRock’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and any subsequent interim period preceding March 28, 2002, (i) there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make a reference to the subject matter of the disagreement in connection with its reports in the financial statements for such years, and (ii) there were no reportable events as defined in Item 304 of Regulation S-K. The Company has provided Ernst & Young LLP with a copy of this report and Ernst & Young LLP has furnished the Company with the letter described in Item 304(a)(3) of Regulation S-K. A copy of the letter from Ernst & Young LLP to the Securities and Exchange Commission described in Item 304(a)(3) of Regulation S-K is filed as Exhibit 16.1 hereto.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors—Information Concerning the Nominees and Directors” and “Item 1: Election of Directors—Other Executive Officers” of the Proxy Statement in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

The information contained in the sections captioned “Compensation of Executive Officers” and “Item 1: Election of Directors-Compensation of Directors” of the Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the sections captioned “Ownership of BlackRock Common Stock” and “Ownership of PNC Common Stock” of the Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Part IV.

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

Included herein at pages F-1 through F-28.

2. Financial Data Schedules

All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*	Amended and Restated Bylaws of the Registrant.

3.3**	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

4.1*	Specimen of Common Stock Certificate (per class).

4.2*	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1*	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2*	1999 Stock Award and Incentive Plan.†

10.3*	1999 Annual Incentive Performance Plan.†

10.4*	Nonemployee Directors Stock Compensation Plan.†

10.5*	Form of Employment Agreement.†

10.6*	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.7*	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.8*	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.9***	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan.†

10.10***	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.†

10.11****	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.12*****	Amendment No. 1 to the 1999 Stock Award and Incentive Plan.†

10.13*****	Amendment No. 1 to the 1999 Amended and Restated Long-Term Deferred Compensation Plan.†

10.14*****	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan.†

10.15*****	Amendment No. 2 to the 1999 Stock Award and Incentive Plan.

10.16******	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

16.1	Change in certifying accountant letter from Ernst & Young LLP.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney (Included on the Signature Pages hereto).

*	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
***	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
**	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 1999.
****	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
*****	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2001.
******	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
†	Denotes compensatory plan.

(b)	Reports on Form 8-K
No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ending December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant, BlackRock, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC. (Registrant)

By:	/S/ LAURENCE D. FINK
Laurence D. Fink Chairman, Chief Executive Officer and Director

March 28, 2002

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Robert P. Connolly and Ralph L. Schlosstein, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BlackRock, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LAURENCE D. FINK	Chairman, Chief Executive Officer and	March 28, 2002
Laurence D. Fink	Director (Principal Executive Officer)

/S/ PAUL L. AUDET	Managing Director and Chief Financial	March 28, 2002
Paul L. Audet	Officer (Principal Financial Officer)

/S/ JOSEPH FELICIANI, JR.	Director of Accounting	March 28, 2002
Joseph Feliciani, Jr.	(Principal Accounting Officer)

/S/ MURRY S. GERBER	Director	March 28, 2002
Murry S. Gerber

/S/ WALTER E. GREGG, JR.	Director	March 28, 2002
Walter E. Gregg, Jr.

/S/ JAMES GROSFELD	Director	March 28, 2002
James Grosfeld

/S/ FRANK T. NICKELL	Director	March 28, 2002
Frank T. Nickell

/S/ THOMAS H. O’BRIEN	Director	March 28, 2002
Thomas H. O’Brien

/S/ HELEN P. PUDLIN	Director	March 28, 2002
Helen P. Pudlin

/S/ JAMES E. ROHR	Director	March 28, 2002
James E. Rohr

/S/ RALPH L. SCHLOSSTEIN	Director	March 28, 2002
Ralph L. Schlosstein

/S/ LAWRENCE M. WAGNER	Director	March 28, 2002
Lawrence M. Wagner

TABLE OF CONTENTS
FINANCIAL STATEMENTS

Report of Independent Auditors

The Board of Directors and Stockholders
BlackRock, Inc.

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. as of December 31, 2001 and 2000, and the consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlackRock, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/S/    ERNST & YOUNG LLP

New York, New York
January 31, 2002

Management’s Responsibility for Financial Reporting

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

Management assessed BlackRock, Inc.’s internal control over financial reporting as of December 31, 2001. Based on this assessment management believes that BlackRock, Inc. maintained an effective internal control system over financial reporting as of December 31, 2001.

/S/ LAURENCE D. FINK Laurence D. Fink Chairman & Chief Executive Officer	/S/ PAUL L. AUDET Paul L. Audet Chief Financial Officer

BlackRock, Inc.

Consolidated Statements of Financial Condition
(Dollar amounts in thousands)

	December 31,
	2001	2000
Assets
Cash and cash equivalents	$186,451	$192,590
Accounts receivable	92,522	81,800
Investments, available for sale (cost: $143,600 and $16,854, respectively)	139,126	13,316
Property and equipment, net	70,510	45,598
Intangible assets (net of accumulated amortization of $67,222 and $56,768, respectively)	181,688	192,142
Receivable from affiliates	4,137	1,484
Other assets	10,044	10,073

Total assets	$684,478	$537,003

Liabilities and stockholders’ equity
Accrued compensation	$146,019	$130,101
Accounts payable and accrued liabilities
Affiliate	15,972	14,750
Other	19,075	12,264
Acquired management contract obligation	7,344	8,040
Other liabilities	9,951	3,607

Total liabilities	198,361	168,762

Stockholders’ equity
Common stock, class A, 15,916,944 and 9,487,297 shares issued, respectively	159	95
Common stock, class B, 48,674,607 and 54,509,875 shares issued, respectively	487	545
Additional paid-in capital	184,041	172,156
Retained earnings	307,498	200,064
Unearned compensation	(1,927)	(2,126)
Accumulated other comprehensive loss	(3,537)	(2,477)
Treasury stock, class A, at cost 0 and 353 shares issued, respectively	—	(16)
Treasury stock, class B, at cost 125,633 and 0 shares issued, respectively	(604)	—

Total stockholders’ equity	486,117	368,241

Total liabilities and stockholders’ equity	$684,478	$537,003

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income
(Dollar amounts in thousands, except share data)

	Year ended December 31,
	2001	2000	1999
Revenue
Investment advisory and administration fees
Mutual funds	$217,361	$229,259	$214,728
Separate accounts	278,126	223,521	154,046
BAI	—	—	(7,072)
Other income
Affiliate	5,000	5,000	5,000
Other	32,657	19,092	14,279

Total revenue	533,144	476,872	380,981

Expense
Employee compensation and benefits	215,118	189,684	138,025
BAI incentive compensation	—	—	(5,387)
Fund administration and servicing costs—affiliates	60,829	75,686	78,666
General and administration
Affiliates	7,998	7,759	7,622
Other	68,569	50,552	40,948
Amortization of intangible assets	10,454	10,153	9,653
Closed-end fund offering costs	—	—	511

Total expense	362,968	333,834	270,038

Operating income	170,176	143,038	110,943

Non-operating income (expense)
Investment income	11,576	7,734	3,445
Interest expense	(761)	(855)	(10,938)

Total non-operating income (expense)	10,815	6,879	(7,493)

Income before income taxes	180,991	149,917	103,450
Income taxes	73,557	62,556	44,033

Net income	$107,434	$87,361	$59,417

Earnings per share
Basic	$1.67	$1.37	$1.04
Diluted	$1.65	$1.35	$1.04

Weighted-average shares outstanding
Basic	64,271,538	63,886,353	57,057,014
Diluted	64,926,199	64,590,707	57,268,912

See accompanying notes to consolidated financial statements.

BLACKROCK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEAR ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollar amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity

	Class A	Class B					Class A	Class B
December 31, 1998	$ —	$549	$52,556	$ 53,286	$ —	$ —	$—	($200)	$106,191
Net income	—	—	—	59,417	—	—	—	—	59,417
Purchase of treasury stock	—	—	—	—	—	—	—	(550)	(550)
Sale of treasury stock	—	—	2,239	—	(2,239)	—	—	750	750
Issuance of class A common stock, net	90	—	114,759	—	—	—	—	—	114,849
Amortization of discount on issuance of class B common stock	—	—	—	—	100	—	—	—	100
Unrealized loss on investments, net	—	—	—	—	—	(231)	—	—	(231)

December 31, 1999	90	549	169,554	112,703	(2,139)	(231)	—	—	280,526
Net income	—	—	—	87,361	—	—	—	—	87,361
Purchase of treasury stock	—	—	—	—	—	—	(16)	—	(16)
Conversion of class B common stock to class A common stock	5	(5)	—	—	—	—	—	—	—
Issuance of shares to Nonemployee Directors	—	—	111	—	—	—	—	—	111
Proceeds from issuance of class A common stock	—	—	222	—	—	—	—	—	222
Expenses from issuance of class A common stock, net	—	—	(91)	—	—	—	—	—	(91)
Issuance of class B common stock	—	1	1,008	—	(744)	—	—	—	265
Amortization of discount on issuance of class B common stock	—	—	—	—	757	—	—	—	757
Stock options exercised	—	—	742	—	—	—	—	—	742
Tax benefit from stock options exercised	—	—	610	—	—	—	—	—	610
Foreign currency translation loss	—	—	—	—	—	(408)	—	—	(408)
Unrealized loss on investments, net	—	—	—	—	—	(1,838)	—	—	(1,838)

December 31, 2000	95	545	172,156	200,064	(2,126)	(2,477)	(16)	—	368,241
Net income	—	—	—	107,434	—	—	—	—	107,434
Conversion of class B common stock to class A common stock	56	(56)	—	—	—	—	—	—	—
Issuance of class A common stock	6	—	8,817	—	—	—	—	—	8,823
Issuance of class B common stock	—	—	502	—	(206)	—	—	—	296
Amortization of discount on issuance of class B common stock	—	—	—	—	1,100	—	—	—	1,100
Treasury stock transactions	2	(2)	(3,063)	—	(695)	—	16	(604)	(4,346)
Tax benefit from stock options exercised	—	—	5,629	—	—	—	—	—	5,629
Foreign currency translation loss	—	—	—	—	—	(294)	—	—	(294)
Unrealized loss on investments, net	—	—	—	—	—	(766)	—	—	(766)

December 31, 2001	$159	$487	$184,041	$307,498	($1,927)	($3,537)	$—	($604)	$486,117

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net income	$107,434	$87,361	$59,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,021	19,995	18,153
Stock-based compensation	4,483	868	100
Deferred income taxes	(8,460)	(2,318)	(6,827)
Tax benefit from stock-based compensation	5,629	610	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,722)	(18,074)	42,484
(Increase) decrease in receivable from affiliate	(2,653)	627	(1,665)
Decrease (increase) in other assets	29	(4,646)	(3,426)
Increase (decrease) in accrued compensation	22,775	39,751	(19,979)
Increase (decrease) in accounts payable and accrued liabilities	16,493	(14,618)	26,672
Decrease in accrued interest payable to affiliates	—	(705)	(470)
Increase (decrease) in other liabilities	6,344	(244)	1,867

Cash provided by operating activities	167,373	108,607	116,326

Cash flows from investing activities
Purchase of property and equipment	(40,479)	(32,761)	(18,925)
(Purchase) sale of investments	(126,576)	(12,899)	29

Cash used in investing activities	(167,055)	(45,660)	(18,896)

Cash flows from financing activities
Repayment of note and loan payable to affiliates	—	(28,200)	(168,800)
Issuance of class A common stock	1,199	873	114,849
Issuance of class B common stock	296	265	—
Purchase of treasury stock	(7,407)	(16)	(550)
Reissuance of treasury stock	445	—	750
Acquired management contract obligation payment	(696)	—	—

Cash used in financing activities	(6,163)	(27,078)	(53,751)

Effect of exchange rate changes on cash and cash equivalents	(294)	(408)	—
Net (decrease) increase in cash and cash equivalents	(6,139)	35,461	43,679
Cash and cash equivalents, beginning of period	192,590	157,129	113,450

Cash and cash equivalents, end of period	$186,451	$192,590	$157,129

See accompanying notes to consolidated financial statements.

BLACKROCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2001, 2000 and 1999
(Dollar amounts in thousands, except share data)

Business

BlackRock, Inc. (together, with its subsidiaries, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients, including certain subsidiaries and affiliates of The PNC Financial Services Group, Inc. (“PNC”), and to individual investors through various investment vehicles. Institutional investment management services primarily consists of the active management of fixed income, equity and liquidity client accounts and the management of the BlackRock Provident Institutional Funds (“BPIF”), a money market mutual fund family serving the institutional market. Individual investor services primarily consists of the management of the Company’s sponsored open-end and closed-end mutual funds (“BlackRock Funds”). BlackRock Advisors, Inc. (“BA”), BlackRock Institutional Management Corporation (“BIMC”), BlackRock Financial Management, Inc. (“BFM”), BlackRock International, Ltd. (“BI”) and BlackRock Capital Management (“BCM”), are registered investment advisers under the Investment Advisers Act of 1940 while BlackRock Investments, Inc. (“BII”) is a registered broker dealer.

Basis of Presentation

BlackRock is indirectly majority owned by PNC. The consolidated financial statements of BlackRock include the assets, liabilities and earnings of its wholly-owned subsidiaries BA, BIMC, BFM, BI, BCM, BII, BlackRock Funding, Inc. (“BFI”), BlackRock Asia, Ltd. and their subsidiaries.

1.    Significant Accounting Policies

Use of Estimates

Significant intercompany accounts and transactions between the consolidated entities have been eliminated. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less. Cash and cash equivalents are held at major financial institutions and in money market mutual funds, in which the Company is exposed to market and credit risk.

Investments

Investments consist primarily of BlackRock Funds and certain institutional and private placement portfolios (“alternative investment products”) and are stated at quoted market values. Securities which are not readily marketable (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management. The resulting unrealized gains and losses are included in the accumulated other comprehensive loss component of stockholders’ equity, net of tax. Realized gains and losses on investments and interest and dividend income are included in investment income (expense). The Company’s management periodically assesses impairment on investments to determine if they are other than temporary. Any impairment on investments is recorded in earnings.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

1.    Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.

Intangible Assets

Intangible assets are comprised of goodwill and management contract acquired. For each of the three years in the period ended December 31, 2001, goodwill is amortized on a straight-line basis over 25 years. Management contract acquired is amortized in proportion to and over the period of contract revenue, which is ten years. The Company continually evaluates the carrying value of intangible assets. Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value. In such instances, impairment, if any, is measured on a discounted future cash flow basis (See Recent Accounting Developments “Goodwill and Other Intangible Assets” below).

Software Costs

The Company has adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs of approximately $5,100 and $5,200 have been capitalized for the years ended December 31, 2001 and 2000, respectively, and are being amortized over an estimated useful life of three years.

Stock-based Compensation

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” and has adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Fair value disclosures are included in the notes to the consolidated financial statements.

Pursuant to SFAS No. 123, the Company has elected to account for its 1999 Stock Award and Incentive Plan (the “Award Plan”) and shares issued under the BlackRock, Inc. 2001 Employee Stock Purchase Plan (“ESPP”) under Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

1.    Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded as earned. Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal. At December 31, 2001, no performance fees recorded by the Company are subject to reversal.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB No. 101 as required in the first quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company’s consolidated results of operations and financial position.

Administration and Servicing Costs

In connection with mutual funds advised by the Company, certain administration and servicing costs are expensed as incurred.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires that all changes in equity except those resulting from investments by shareholders and distributions to shareholders be included in accumulated other comprehensive income (loss). Comprehensive income has been presented to conform to SFAS No. 130 requirements.

Earnings Per Share

The Company has adopted SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the total weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings per share is computed using the treasury stock method.

Business Segments

The Company has not presented business segment data in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” because it operates predominantly in one business segment, the investment advisory and asset management business.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

1.    Significant Accounting Policies (continued)

Disclosure of Fair Value

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of estimated fair values of certain on- and off-balance sheet financial instruments. The methods and assumptions are set forth below:

•	Cash and cash equivalents, receivables, other assets, accounts payable and accrued liabilities approximate fair value due to the short maturities.

•
The fair value of investments is based on quoted market values. If securities are not readily marketable (alternative investment products), values are stated at their estimated fair value as determined by the Company’s management.

•
At December 31, 2001, the estimated fair value of the acquired management contract obligation based on current rates offered to the Company for debt with a similar remaining maturity was approximately $8,091.

Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those investments at fair value. The Company adopted the new statement as of January 1, 2001. The adoption of SFAS No. 133 has not had a material impact on the Company’s results of operations, financial position, or cash flows. The Company had no outstanding derivative positions as of December 31, 2001.

Accounting for Off-Balance Sheet Activities

BlackRock has equity interests in collateralized bond obligations, which are reflected in investments, available for sale in the accompanying consolidated statements of financial condition. These investments are periodically assessed to determine whether the underlying assets and liabilities should be consolidated.

Reclassification of Prior Periods’ Statements

Certain items previously reported have been reclassified to conform with the current year’s presentation.

Recent Accounting Developments

a)  Business Combinations

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

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

1.    Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

b) Goodwill and Other Intangible Assets

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

c) Accounting for Obligations Associated with the Retirement of Long-Lived Assets

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

d) Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of.” This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations and addresses implementation issues. The adoption of this statement, which is effective January 1, 2002, is not expected to have a material impact on the Company’s financial statements.

2.    Investments, Available for Sale

A summary of the cost and fair market value of investments, available for sale, is as follows:

		Gross Unrealized
December 31, 2001	Cost	Gains	Losses	Fair Market Value
Mutual funds	$129,304	$—	$1,882	$127,422
Collateralized bond obligations	12,689	—	2,607	10,082
Other	1,607	15	—	1,622

	$143,600	$15	$4,489	$139,126

December 31, 2000
Mutual funds	$8,823	$—	$633	$8,190
Collateralized bond obligations	5,956	—	2,857	3,099
Other	2,075	—	48	2,027

	$16,854	$—	$3,538	$13,316

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

2.    Investments, Available for Sale (continued)

BlackRock acts as investment advisor to all of these investments. Net realized gains on the sale of investments, available for sale, totaled $188, $11 and $8 for the years ended December 31, 2001, 2000 and 1999, respectively.

3.    Property and Equipment

Property and equipment consists of the following:

	Estimated useful life-in years	December 31,
		2001	2000
Land	N/A	$3,564	$3,564
Building	39	16,946	—
Building improvements	15	5,286	—
Equipment and computer software	3-5	54,388	37,157
Leasehold improvements	2-17	8,721	9,361
Furniture and fixtures	7	12,712	7,262
Construction in progress	N/A	14,979	19,826

		116,596	77,170
Less accumulated depreciation		46,086	31,572

Property and equipment, net		$70,510	$45,598

N/A—Not applicable

Building and building improvements reflect the new building located in Wilmington, Delaware. The remaining balance in the construction in progress account primarily represents expenditures associated with occupying a new headquarters site in New York City located at 40 East 52nd Street.

Depreciation expense was approximately $15,567, $9,842 and $8,500 for the years ended December 31, 2001, 2000 and 1999, respectively.

4.    Intangible Assets

a) Goodwill

The consolidated financial statements reflect the results of operations of the former BlackRock Financial Management, L.P. and BFM Advisory L.P., which were acquired by PNC on February 28, 1995. Goodwill recognized at acquisition approximated $240,000 and is being amortized on a straight-line basis over 25 years.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

4.    Intangible Assets (continued)

b) Management Contract Acquired

On May 15, 2000, BlackRock entered into a contract in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT. This agreement assigns the managerial rights and duties of CORE Cap, Inc.’s former manager to BlackRock for consideration in the amount of $12,500 to be paid by BlackRock over a ten-year period. The present value of the acquired contract using an imputed interest rate of 10% was $8,040 on the date of acquisition. This amount is recorded as an intangible asset and is being amortized on a straight-line basis over ten years.

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

2002	$10,361
2003	10,439
2004	10,352
2005	10,273
2006	10,450
Thereafter	120,630

$172,505

In connection with certain lease agreements, the Company is responsible for escalation payments.

Occupancy expense amounted to $12,559, $9,707 and $8,022 for the years ended December 31, 2001, 2000 and 1999, respectively.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

5.    Commitments (continued)

b) Acquired Management Contract Obligation

In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8,040 liability using an imputed interest rate of 10%. For the year ended December 31, 2001, the related expense was $761. At December 31, 2001, the future commitment under the agreement is as follows:

2002	$1,500
2003	1,500
2004	1,500
2005	1,500
2006	1,000
Thereafter	4,000

11,000
Less: imputed interest	3,656

Present value of management contract	$7,344

c) Unused Line of Credit

As of December 31, 2001 and 2000, the Company has an unused revolving line of credit, due December 2002, with PNC Bank, N.A. (“PNC Bank”) whereby the Company may borrow principal amounts up to $175,000 at prime rate (4.75% at December 31, 2001).

d) Other

On January 8, 2001, the Company entered into a commitment to invest $8,400 in Magnetite Asset Investors III, L.L.C., an alternative investment fund sponsored by BlackRock of which $1,700 remained unfunded at December 31, 2001.

On July 20, 2001, the Company entered into a commitment to invest $5,400 in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock of which $4,400 remained unfunded at December 31, 2001.

6.    Employee Benefit Plans

Incentive Savings Plan

The Company’s employees participate in PNC’s Incentive Savings Plan (“ISP”), a defined contribution plan. Under the ISP, employee contributions of up to 6% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company (the “Company Match”). ISP expenses for the Company were $3,397, $3,758 and $2,212 for the years ended December 31, 2001, 2000 and 1999, respectively. Contributions to the ISP are matched primarily by shares of BlackRock’s common stock in 2001 and PNC’s common stock in 2000 and 1999, respectively. 500,000 shares have been reserved for the ISP of which 81,556 shares have been issued as of December 31, 2001.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

6.    Employee Benefit Plans (continued)

Postretirement Benefits

PNC provides certain health care and life insurance benefits for retired employees. Expenses for postretirement benefits allocated to the Company by PNC were $276, $272 and $225 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, accrued postretirement benefits included in the consolidated statements of financial condition totaled $1,019 and $923, respectively. No separate financial obligation data for the Company is available with respect to such plan.

Noncontributory Defined Benefit Pension Plan

Certain employees of the Company participate in PNC’s noncontributory defined benefit pension plan. Retirement benefits are based on compensation level, age and length of service. Pension contributions are based on actuarially determined amounts necessary to fund total benefits payable to plan participants. During 1999, the Company contributed approximately $1,600 to the plan and had a prepaid balance of approximately $1,200 in pension benefit obligation as of December 31, 2001 and 2000. These amounts were recorded in other assets on the consolidated statements of financial condition. Pension (income) expense was approximately $0, $0 and $(81) for the years ended December 31, 2001, 2000 and 1999, respectively.

7.    Stock Award and Incentive Plans

Stock Award and Incentive Plan

Effective October 1, 1999, the Board of Directors of BlackRock adopted the Award Plan. Options are granted at an exercise price not less than the market value of common stock on the date of grant. These options have a ten-year life, vest ratably over periods ranging from 2-4 years and become exercisable upon vesting.

Stock option activity during 1999 – 2001 is summarized below:

	Shares under option	Weighted-avg. exercise price
Outstanding at
October 1, 1999	—	$ —
Granted	1,061,000	14.00
Exercised	—	—
Canceled	5,000	14.00

December 31, 1999	1,056,000	14.00
Granted	1,482,034	43.13
Exercised	53,024	14.00
Canceled	83,500	14.00

December 31, 2000	2,401,510	31.98
Granted	9,693	39.80
Exercised	103,226	14.00
Canceled	68,669	33.21

December 31, 2001	2,239,308	$32.80

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

7.    Stock Award and Incentive Plans (continued)

Stock Award and Incentive Plan (continued)

A maximum of 9,000,000 shares of class A common stock are authorized for issuance under the Award Plan at December 31, 2001. Of this amount, 6,604,442 shares remain available for future awards. The number of shares vested at December 31, 2001 was 586,423.

Stock options outstanding and exercisable on December 31, 2001 are as follows:

Range of exercise prices	Outstanding shares under option	Weighted-avg. remaining contractual life	Outstanding shares Weighted-avg. exercise price	Exercisable shares under option	Exercisable shares Weighted-avg. exercise price
$14.00	792,581	7.75	$14.00	480,779	$14.00
$32.47	3,000	9.25	32.47	—	—
$40.03—$44.22	1,443,727	8.97	43.12	105,644	42.03

	2,239,308	8.54	$32.80	586,423	$19.05

Employee Stock Purchase Plan

On May 2, 2001, BlackRock’s shareholders approved the adoption of the ESPP, the terms of which allow eligible employees to purchase shares of the Company’s class A common stock at 85% of the lesser of fair market value on the first or last day of each six-month offering period. Eligible employees may not purchase more than 500 shares of class A common stock in any six-month offering period. In addition, for any calendar year in which the option to purchase shares is outstanding, Section 423 (b)(8) of the Internal Revenue Code restricts ESPP participants from purchasing more than $25 worth of class A common stock based on its fair market value. No charge to earnings will be recorded with respect to the ESPP. The first offering period began on August 1, 2001. A total of 1,250,000 shares of class A common stock are available for issuance under the ESPP. The number of shares estimated to be issued pursuant to the ESPP for the offering period ending February 1, 2002 is approximately 45,000.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

7.    Stock Award and Incentive Plans (continued)

Pro Forma Net Income and Earnings Per Share

Under APB 25, no compensation costs were recognized related to the Award Plan and shares issued under the ESPP. Under SFAS No. 123, compensation costs related to the Award Plan and shares issued under the ESPP are measured at the grant date based on the fair value and are recognized ratably over the vesting period. The following table sets forth pro forma net income and diluted earnings per share as if compensation expense was recognized for stock options and the ESPP.

	2001	2000	1999
Net Income
Reported	$107,434	$87,361	$59,417
Pro forma	$100,943	$85,859	$59,086
Diluted Earnings Per Share
Reported	$1.65	$1.35	$1.04
Pro forma	$1.55	$1.33	$1.03

The fair value of each option grant and ESPP shares are estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2001, 2000 and 1999, respectively:

	2001	2000	1999
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	30.04% to 30.69%	31.36%	27.50%
Risk-free interest	2.37% to 5.37%	5.88%	7.08%
Expected term	7 years	7 years	7 years

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

7.    Stock Award and Incentive Plans (continued)

Pro Forma Net Income and Earnings Per Share (continued)

The weighted-average fair value of the options granted and ESPP shares in 2001, 2000 and 1999 was $10.83, $19.92 and $6.51 per share, respectively.

Deferred Compensation Plan

The Company has a Long-term Deferred Compensation Plan (the “Plan”) to provide a competitive long-term incentive for key officers and employees. The awards vest through 2004 and are expensed on a straight-line method over the respective vesting periods. Compensation expense under the Plan for the years ended December 31, 2001, 2000 and 1999 was $3,592, $5,904, and $5,033, respectively.

8.    Related Party Transactions

The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, BPIF, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Year ended December 31,
	2001	2000	1999
Investment advisory and administration fees:
BlackRock Open-end Funds	$122,476	$151,918	$142,597
BlackRock Closed-end Funds	30,474	33,916	34,581
BlackRock Provident Institutional Funds*	63,688	39,027	33,642
Commingled Funds	723	4,398	3,908

	$217,361	$229,259	$214,728

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

8.    Related Party Transactions (continued)

The Company provides investment advisory and administration services to certain PNC subsidiaries for a fee, based on assets under management. In addition, the Company provides risk management and model portfolio services to PNC.

Revenues for such services are as follows:

	Year ended December 31,
	2001	2000	1999
Investment advisory and administration fees:
Separate accounts	$11,187	$9,703	$8,436
Model Portfolio Services	4,400	4,400	4,400
Other income-risk management	5,000	5,000	5,000
Fixed income trading services	1,125	1,125	281

	$21,712	$20,228	$18,117

The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for BPIF and certain other commingled funds and service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

The Company incurred interest expense to related parties in connection with the 7.5% unsecured note with B.P. Partners, L.P., an entity controlled by former partners of BFM, L.P., and the revolving line of credit with PNC Bank. PNC also provides general and administration services to the Company. Charges for such services were based on actual usage or on defined formulas which, in management’s view, resulted in reasonable allocations.

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Year ended December 31,
	2001	2000	1999
Fund administration and servicing costs-affiliates	$60,829	$75,686	$78,666
General and administration	6,728	7,617	7,622
General and administration-consulting	1,270	142	—
Interest expense-affiliates	—	353	10,938

	$68,827	$83,798	$97,226

Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

8.    Related Party Transactions (continued)

Payable to affiliates was $15,972 and $14,750 at December 31, 2001 and 2000, respectively. These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable. These amounts do not bear interest.

In connection with the Company’s investment advisory services provided to PNC subsidiaries and affiliates, BlackRock’s receivable from PNC was $3,653 and $1,650 at December 31, 2001 and 2000, respectively.

Receivable from affiliates was approximately $4,137 and $1,484 at December 31, 2001 and 2000, respectively. The amount primarily represents a receivable for administration fees earned in connection with services provided to the BlackRock Closed-end Funds and Anthracite Capital, Inc.

9.    BlackRock Asset Investors

BFM previously served as an investment advisor to BlackRock Asset Investors (“BAI”), a closed-end investment company. BAI was liquidated on September 27, 1999 in accordance with a plan adopted by BAI’s Board of Trustees and shareholders in 1997. BAI’s principal business was to acquire, work out, pool and repackage performing and distressed commercial, multifamily, and single family mortgage loans as commercial or residential mortgage-backed securities for sale in the capital markets through independent underwriters and broker-dealers.

BFM recorded investment advisory and administration fees for BAI for the year ended December 31, 1999 of $1,943. BFM earned performance fees based on a stipulated percentage of the excess profits after BAI shareholders had received a minimum return on invested capital. Based on the market value of BAI’s underlying assets, overall investor returns and final asset liquidation values, the Company recorded a reduction of previously recorded performance fees of $(9,015) for the year ended December 31, 1999.

In accordance with various contractual arrangements including the 1994 acquisition agreement between PNC and BFM, incentive compensation earned on BAI revenue was $(5,387) for the year ended December 31, 1999.

10.    Net Capital Requirements

As a registered broker-dealer, BII is subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels. At December 31, 2001 and 2000, BII’s net capital was $3,826 and $2,587 in excess of regulatory requirements, respectively.

11.    Common Stock

BlackRock’s class A, $0.01 par value, common shares authorized was 250,000,000 shares as of December 31, 2001 and 2000. BlackRock’s class B, $0.01 par value, common shares authorized was 100,000,000 shares as of December 31, 2001 and 2000, respectively.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

11.     Common Stock (continued)

The Company’s common shares issued and outstanding and related activity consist of the following:

	Shares issued				Shares outstanding
	Common shares Class		Treasury shares Class		Class
	A	B	A	B	A	B
January 1, 1999	—	54,864,382	—	(56,900)	—	54,807,482
Issuance of class A common stock	9,000,000	—	—	—	9,000,000	—
Purchase of treasury stock	—	—	—	(156,574)	—	(156,574)
Sale of treasury stock	—	—	—	213,474	—	213,474

December 31, 1999	9,000,000	54,864,382	—	—	9,000,000	54,864,382
Purchase of treasury stock	—	—	(353)	—	(353)	—
Conversion of class B stock to class A stock	430,145	(430,145)	—	—	430,145	(430,145)
Issuance of shares to Nonemployee Directors	4,128	—	—	—	4,128	—
Issuance of class B common stock	—	75,638	—	—	—	75,638
Stock options exercised	53,024	—	—	—	53,024	—

December 31, 2000	9,487,297	54,509,875	(353)	—	9,486,944	54,509,875
Conversion of class B stock to class A stock	5,685,484	(5,685,484)	—	—	5,685,484	(5,685,484)
Issuance of class A common stock	601,105	—	265	—	601,370	—
Issuance of class B common stock	—	58,638	—	—	—	58,638
Treasury stock transactions	143,058	(208,422)	88	(125,633)	143,146	(334,055)

December 31, 2001	15,916,944	48,674,607	—	(125,633)	15,916,944	48,548,974

The Company was formed in 1998 as a result of PNC’s decision to consolidate a substantial portion of its asset management businesses under a common management and brand (BlackRock). During 1999, the Company effected a 275:1 stock split by reclassifying each share of common stock issued into 275 shares of class B common stock (the “Stock Reclassification”). The Stock Reclassification has been retroactively restated in the consolidated financial statements. BlackRock also reissued 213,474 shares of class B common stock, held in treasury, to key employees in the form of restricted stock. These shares were sold at a discount to fair market value of $2,200 which will be expensed on a straight-line basis over the five-year vesting period. The discount was recorded as additional paid-in capital and unearned compensation in the consolidated statements of financial condition. The proceeds from the sale of treasury stock approximated $750. On October 1, 1999, BlackRock sold 9,000,000 shares of class A common stock to the public at an initial price of $14 per share (the “IPO”). The proceeds from the IPO, net of underwriters’ discount and estimated IPO expenses, totaled approximately $115,000. These proceeds were used to retire a portion of BlackRock’s revolving line of credit with PNC on October 7, 1999. In 2001, PNC converted 4,935,000 shares of class B common stock to 4,935,000 shares of class A common stock.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

12.    Income Taxes

The Company accounts for income taxes under the liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

Prior to and including October 6, 1999, the operating results of the Company were primarily included in the consolidated U.S. Federal tax returns of PNC or its subsidiaries. For state and local income tax purposes, the Company was included in the combined and unitary tax returns with PNC and its subsidiaries, and filed separate company returns.

Effective October 6, 1999, PNC and BlackRock entered into a tax disaffiliation agreement (the “Tax Disaffiliation Agreement”) that sets forth each party’s rights and obligations with respect to income tax payments and refunds for periods before and after the completion of the IPO and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

For periods beginning on October 7, 1999 and thereafter, BlackRock has filed its own consolidated federal income tax return. BlackRock may file separate state and municipal income tax returns or may be included in state and/or municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. If BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

12.    Income Taxes (continued)

The provision (benefit) for income taxes consists of the following:

	Year ended December 31,
	2001	2000	1999
Current:
Federal	$63,398	$48,668	$39,540
State and local	17,272	16,206	11,320
Foreign	1,347	—	—

Total current	82,017	64,874	50,860

Deferred:
Federal	(5,289)	(1,876)	(5,177)
State and local	(3,171)	(442)	(1,650)

Total deferred	(8,460)	(2,318)	(6,827)

Total	$73,557	$62,556	$44,033

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in accounts payable and accrued liabilities-affiliate in the consolidated statements of financial condition, consist of the following:

	December 31,
	2001	2000
Deferred tax assets:
Compensation and benefits	$19,395	$10,039
Depreciation	3,742	2,851
Deferred state income taxes	3,620	4,003
Other	8,241	4,570

Gross deferred tax asset	34,998	21,463

Deferred tax liabilities:
Goodwill	22,863	19,845
Other	3,996	3,526

Gross deferred tax liability	26,859	23,371

Net deferred tax asset (liability)	$8,139	($1,908)

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

12.    Income Taxes (continued)

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,
	2001	%	2000	%	1999	%
Expected income tax expense	$63,347	35.0%	$52,471	35.0%	$36,208	35.0%
Increase (decrease) in income taxes resulting from:
State and local taxes	9,166	5.1	10,247	6.8	6,286	6.1
Other	1,044	0.6	(162)	(0.1)	1,539	1.5

Income tax expense	$73,557	40.6%	$62,556	41.7%	$44,033	42.6%

13.    Comprehensive Income

	Year ended December 31,
	2001	2000	1999
Net income	$107,434	$87,361	$59,417
Other comprehensive loss:
Unrealized loss from investments, available for sale, net	(766)	(2,069)	(231)
Foreign currency translation loss	(294)	(408)	—

Comprehensive income	$106,374	$84,884	$59,186

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

14.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2001	2000	1999
Net income	$107,434	$87,361	$59,417

Basic weighted-average shares outstanding	64,271,538	63,886,353	57,057,014
Dilutive potential shares from forward sales	107,130	173,947	175,153
Dilutive potential shares from stock options	547,531	530,407	36,745

Dilutive weighted-average shares outstanding	64,926,199	64,590,707	57,268,912

Basic earnings per share	$1.67	$1.37	$1.04

Diluted earnings per share	$1.65	$1.35	$1.04

Net income per common share is computed using the weighted-average number of common and common equivalent shares outstanding. Common and common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to SAB No. 98, “Earnings Per Share,” common and common equivalent shares issued at prices below the public IPO price during the twelve months immediately preceding BlackRock’s IPO on October 1, 1999 have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the options’ exercise price of $14.00 per share.

15.    Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Year ended December 31,
	2001	2000	1999
Cash paid for interest	$804	$353	$11,408

Cash paid for income taxes	$65,778	$80,046	$34,900

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

15.    Supplemental Statements of Cash Flow Information (continued)

Supplemental schedule of noncash transactions:

	December 31,
	2001	2000
Issuance of long term obligation in connection with acquisition of management contract	$—	$8,040

Stock-based compensation	$6,024	$—

Reissuance of treasury stock, class A at a discount to its fair market value	$807	$—

16.    Subsequent Events

Involuntary Deferred Compensation Plan

As of January 2002, the Company established an Involuntary Deferred Compensation Plan for the purpose of providing deferred compensation and retention incentives to key officers and employees. The Involuntary Deferred Compensation Plan provides for a mandatory deferral of up to 15% of the annual incentive compensation. The mandatory deferral of the annual incentive compensation for services performed in 2001 is 5%. The mandatory deferral is matched by BlackRock in an amount equal to 20%. Incentive compensation vests on a straight-line basis over a three year vesting period. The matching contribution and investment income related to the mandatory deferral vests on the third year anniversary of the deferral date. The Company will fund the obligation through the establishment of a Rabbi trust on behalf of the participants in the plan.

Voluntary Deferred Compensation Plan

As of January 2002, the Company established a Voluntary Deferred Compensation Plan which allows participants to elect to defer between 1% and 100% of that portion of his or her annual incentive compensation not mandatorily deferred under the BlackRock’s Involuntary Deferred Compensation Plan, subject to certain deferral thresholds. The participants must specify a deferral period of one, three, five or ten years. The Company will fund the obligation through the establishment of a Rabbi trust on behalf of the participants in the plan.

The Rabbi trust established for the Involuntary and Voluntary Deferred Compensation Plans will be reflected in investments as trading securities in the accompanying consolidated statements of financial condition. Any earnings in the Rabbi Trust, including unrealized appreciation (depreciation) will be reflected as non-operating income or loss and employee compensation and benefits in equal amounts in the accompanying consolidated statements of income.

Other

On January 4, 2002, the Company completed its final funding of approximately $1,262 in Magnetite Asset Investors III, L.L.C., an alternative investment fund sponsored by BlackRock.

BLACKROCK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

17.    Selected Quarterly Financial Data (unaudited):

	Quarter
	1st	2nd	3rd	4th	Total
2001
Revenue	$133,709	$135,262	$134,782	$129,391	$533,144
Operating income	41,920	42,708	42,532	43,016	170,176
Net income	25,496	26,230	27,376	28,332	107,434
EBITDA*	$49,531	$51,722	$52,190	$54,330	$207,773

Earnings per share:
Basic	$0.40	$0.41	$0.43	$0.44	$1.67
Diluted	$0.39	$0.40	$0.42	$0.44	$1.65

Weighted-average shares outstanding:
Basic	64,159,248	64,248,630	64,284,768	64,390,814	64,271,538
Diluted	64,897,486	64,877,389	64,947,840	65,050,738	64,926,199

Common stock price per share:
High	$44.00	$37.77	$44.50	$44.40	$44.50
Low	$31.25	$30.76	$34.01	$37.46	$30.76
Close	$36.00	$34.29	$44.22	$41.70	$41.70
2000
Revenue	$108,060	$112,571	$127,701	$128,540	$476,872
Operating income	32,118	34,322	36,926	39,672	143,038
Net income	19,197	20,857	22,761	24,546	87,361
EBITDA*	$37,801	$40,641	$44,580	$47,745	$170,767

Earnings per share:
Basic	$0.30	$0.33	$0.36	$0.38	$1.37
Diluted	$0.30	$0.32	$0.35	$0.38	$1.35

Weighted-average shares outstanding:
Basic	63,864,382	63,865,770	63,884,410	63,930,387	63,886,353
Diluted	64,342,592	64,492,447	64,651,300	64,727,763	64,590,707

Common stock price per share:
High	$25.00	$36.00	$42.63	$48.00	$48.00
Low	$15.00	$20.25	$28.31	$31.88	$15.00
Close	$20.25	$29.00	$32.00	$42.00	$42.00

*	Earnings before interest, taxes, depreciation and amortization.