Form 10-Q
period 2002-03-31
BLACKROCK INC /NY
filed 2002-05-13
CIK 1060021

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to                         .

Commission file number 001-15305

BLACKROCK, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0380803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, NY 10022
(Address of principal executive offices)
(Zip Code)

(212) 754-5300
(Registrant’s telephone number, including area code)

345 Park Avenue, New York, NY 10154
(Former name, former address and for new fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of April 30, 2002, there were 17,299,173 shares of the registrant’s class A common stock outstanding and 47,421,701 shares of the registrant’s class B common stock outstanding.

BLACKROCK INC.

INDEX TO FORM 10-Q

PART I

FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

BLACKROCK, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$111,828	$186,451
Accounts receivable	102,628	94,090
Investments (cost: $175,870 and $143,600, respectively)	170,245	139,126
Property and equipment, net	79,420	70,510
Intangible assets (net of accumulated amortization of $67,423 and $67,222, respectively)	181,487	181,688
Receivable from affiliates	11,822	2,569
Other assets	9,214	10,044

Total assets	$666,644	$684,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued compensation	$75,207	$146,019
Accounts payable and accrued liabilities
Affiliate	32,828	15,972
Other	17,406	19,075
Acquired management contract obligation	7,344	7,344
Other liabilities	10,855	9,951

Total liabilities	143,640	198,361

Stockholders’ equity
Common stock, class A, 17,237,595 and 15,916,944 shares issued, respectively	172	159
Common stock, class B, 47,727,614 and 48,674,607 shares issued, respectively	477	487
Additional paid—in capital	193,148	184,041
Retained earnings	338,897	307,498
Unearned compensation	(1,652)	(1,927)
Accumulated other comprehensive loss	(4,906)	(3,537)
Treasury stock, class B, at cost 247,388 and 125,633 shares issued, respectively	(3,132)	(604)

Total stockholders’ equity	523,004	486,117

Total liabilities and stockholders’ equity	$666,644	$684,478

See accompanying notes to consolidated financial statements

BLACKROCK, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2002	2001
Revenue
Investment advisory and administration fees
Mutual funds	$55,259	$54,916
Separate accounts	76,516	70,385
Other income
Affiliate	1,250	1,250
Other	13,088	7,158

Total revenue	146,113	133,709

Expense
Employee compensation and benefits	60,387	55,430
Fund administration and servicing costs—affiliates	13,178	16,690
General and administration
Affiliate	1,900	2,293
Other	20,512	14,762
Amortization of intangible assets	201	2,614

Total expense	96,178	91,789

Operating income	49,935	41,920
Non-operating income (expense)
Investment income	3,020	1,862
Interest expense	(183)	(201)

Total non-operating income	2,837	1,661

Income before income taxes	52,772	43,581
Income taxes	21,373	18,085

Net income	$31,399	$25,496

Earnings per share
Basic	$0.49	$0.40
Diluted	$0.48	$0.39
Weighted-average shares outstanding
Basic	64,648,511	64,159,248
Diluted	65,219,988	64,897,486

See accompanying notes to consolidated financial statements.

BLACKROCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollar Amounts In thousands)
(Unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities
Net income	$31,399	$25,496
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,001	5,749
Stock-based compensation	2,348	2,098
Deferred income taxes	3,722	4,679
Tax benefit from stock-based compensation	5,882	5,127
Purchase of investments, trading, net	(17,350)	—
Net gain on investments	(325)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,538)	(3,192)
(Increase) decrease in receivable from affiliate	(9,253)	46
Decrease in other assets	830	2,326
Decrease in accrued compensation	(65,262)	(71,521)
Increase in accounts payable and accrued liabilities	11,465	4,851
Increase (decrease) in other liabilities	904	(2,118)

Cash used in operating activities	(39,177)	(26,459)

Cash flows from investing activities
Purchase of property and equipment	(13,710)	(8,195)
Purchase of investments	(14,402)	(5,961)

Cash used in investing activities	(28,112)	(14,156)

Cash flows from financing activities
Issuance of class A common stock	328	203
Purchase of treasury stock	(8,942)	(6,472)
Reissuance of treasury stock	1,691	194

Cash used in financing activities	(6,923)	(6,075)

Effect of exchange rate changes on cash and cash equivalents	(411)	(523)

Net decrease in cash and cash equivalents	(74,623)	(47,213)
Cash and cash equivalents, beginning of period	186,451	192,590

Cash and cash equivalents, end of period	$111,828	$145,377

See accompanying notes to consolidated financial statements.

BLACKROCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2002 and 2001
(Dollar amounts in thousands, except share data)
(unaudited)

1.    Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year’s results.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investments

The Company’s investments are classified as trading and available for sale. Investments, trading represent matching investments made by, and held in a Rabbi Trust for, the Company with respect to the BlackRock Voluntary and Involuntary Deferred Compensation Plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as non-operating investment income or loss. Investments, available for sale consist primarily of investments in BlackRock funds and certain institutional and private placement portfolios (“alternative investment products”), and are stated at quoted market values. Securities, which are not readily marketable (alternative investment products), are stated at their estimated fair market value as determined by the Company’s management. The resulting unrealized gains and losses on investments, available for sale are included in the accumulated other comprehensive loss component of stockholders’ equity, net of tax. Realized gains and losses on investments and interest and dividend income are included in investment income (expense) in the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if they are other than temporary. Any impairment on investments is recorded in earnings.

BLACKROCK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and eliminates the pooling-of-interests method of accounting. The statement also addresses disclosure requirements for business combinations and initial recognition and measurement criteria for goodwill and other intangible assets as a result of purchase business combinations.

Intangible Assets

Intangible assets are comprised of goodwill and management contract acquired. For the three months ended March 31, 2001, goodwill was amortized on a straight-line basis over 25 years. On July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceases upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level is required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Company adopted SFAS No. 142, effective on January 1, 2002, as required. Assuming no impairment adjustments are necessary, no future business combinations, and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.08 per share in 2002 as a result of the cessation of goodwill amortization. Management contract acquired is amortized in proportion to and over the period of contract revenue, which is ten years. The Company regularly evaluates the carrying value of intangible assets. Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value. In such instances, impairment, if any, is measured on a discounted future cash flow basis.

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

BLACKROCK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period presentation.

2.    Investments, Trading and Available for Sale

A summary of the cost and fair market value of investments, are as follows:

		Gross Unrealized		Fair Market Value
March 31, 2002	Cost	Gains	Losses
Trading	$17,350	$208	—	$17,558

Total investments, trading	17,350	208	—	17,558

Mutual funds	143,055	—	3,037	140,018
Collateralized bond obligations	13,951	—	2,787	11,164
Other	1,514	—	9	1,505

Total investments, available for sale	158,520	—	5,833	152,687

Total investments, trading and available for sale	$175,870	$208	$5,833	$170,245

December 31, 2001
Mutual funds	$129,304	—	$1,882	$127,422
Collateralized bond obligations	12,689	—	2,607	10,082
Other	1,607	15	—	1,622

Total investments, available for sale	$143,600	$15	$4,489	$139,126

BlackRock acts as investment advisor for all investments.

Net realized gains on the sale of investments totaled $325 and $6 for the three months ended March 31, 2002 and March 31, 2001, respectively.

3.    Intangible Assets

a)  Goodwill

The consolidated financial statements reflect the results of operations of the former BlackRock Financial Management, L.P. and BFM Advisory L.P., which were acquired by PNC on February 28, 1995. Goodwill recognized at acquisition approximated $240,000 and was amortized on a straight-line basis over 25 years. On July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level is required on at least an annual basis.

BLACKROCK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Goodwill	Management Contract Acquired	Total Intangible Assets
Balance at December 31, 2001	$240,797	$8,040	$248,837
Accumulated amortization at March 31, 2002	65,842	1,508	67,350

Balance at March 31, 2002	$174,955	$6,532	$181,487

The following table reflects the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach:

	Quarter ended March 31,
	2002	2001
Reported net income	$31,399	$25,496
Goodwill amortization, net of tax	—	1,284

Adjusted net income	$31,399	$26,780

Basic earnings per share:
Reported	$0.49	$0.40
Goodwill amortization, net of tax	—	0.02

Adjusted	$0.49	$0.42

Diluted earnings per share:
Reported	$0.48	$0.39
Goodwill amortization, net of tax	—	0.02

Adjusted	$0.48	$0.41

The Company expects amortization expense to be $603 for the remainder of 2002 and $804 annually for 2003 through 2006.

BLACKROCK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Common Stock

BlackRock’s class A, $0.01 par value, common shares authorized was 250,000,000 shares as of March 31, 2002 and March 31, 2001, respectively. BlackRock’s class B, $0.01 par value, common shares authorized was 100,000,000 shares as of March 31, 2002 and March 31, 2001, respectively.

The Company’s common shares issued and outstanding and related activity consists of the following:

	Shares issued				Shares outstanding
	Common shares Class		Treasury shares Class		Class
	A	B	A	B	A	B
December 31, 2001	15,916,944	48,674,607	—	(125,633)	15,916,944	48,548,974
Conversion of class B stock to class A stock	883,544	(946,993)	63,449	—	946,993	(946,993)
Issuance of shares to Nonemployee Directors	986	—	—	—	986	—
Issuance of class A common stock	430,159	—	—	—	430,159	—
Treasury stock transactions	5,962	—	(63,449)	(121,755)	(57,487)	(121,755)

March 31, 2002	17,237,595	47,727,614	—	(247,388)	17,237,595	47,480,226

5.    Comprehensive Income

	Three months ended March 31,
	2002	2001
Net income	$31,399	$25,496
Other comprehensive income gain (loss):
Unrealized gain (loss) from investments, available for sale, net	(957)	1,426
Foreign currency translation loss	(412)	(523)

Comprehensive income	$30,030	$26,399

BLACKROCK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2002	2001
Net income	$31,399	$25,496

Basic weighted-average shares outstanding	64,648,511	64,159,248
Dilutive potential shares from forward sales	53,639	107,277
Dilutive potential shares from stock options	517,838	630,961

Dilutive weighted-average shares outstanding	65,219,988	64,897,486

Basic earnings per share	$0.49	$0.40

Diluted earnings per share	$0.48	$0.39

7.    Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Three months ended March 31,
	2002	2001
Cash paid for income taxes	$9,555	$3,451

Supplemental schedule of noncash transactions:

	Three months ended March 31,
	2002	2001
Stock-based compensation	$5,550	$6,024

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $238.1 billion of assets under management at March 31, 2002. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Provident Institutional Funds (“BPIF”). In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. As of March 31, 2002, PNC indirectly owns approximately 69%, the public owns approximately 16% and BlackRock employees own approximately 15% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended March 31, 2002, March 31, 2001 and December 31, 2001:

BLACKROCK, INC.

FINANCIAL HIGHLIGHTS
(Dollar amounts in thousands, except share data or otherwise stated)
(unaudited)

	Three months ended			Variance vs.
	March 31,		December 31,	March 31, 2001		December 31, 2001
	2002	2001	2001	Amount	%	Amount	%
	($ in millions)
Total revenue	$146,113	$133,709	$129,391	$12,404	9%	$16,722	13%
Total expense	$96,178	$91,789	$86,375	$4,389	5%	$9,803	11%
Operating income	$49,935	$41,920	$43,016	$8,015	19%	$6,919	16%
Net income	$31,399	$25,496	$28,332	$5,903	23%	$3,067	11%
Diluted earnings per share	$0.48	$0.39	$0.44	$0.09	23%	$0.04	9%
Average diluted shares outstanding	65,219,988	64,897,486	65,050,738	322,502	0%	169,250	0%
EBITDA(a)	$57,956	$49,531	$54,330	$8,425	17%	$3,626	7%
Operating margin(b)	37.6%	35.8%	37.1%
Assets under management ($ in millions)	$238,116	$201,636	$238,584	$36,480	18%	$(468)	0%

(a)	Earnings before interest expense, taxes, depreciation and amortization.
(b)	Operating income divided by total revenue less fund administration and servicing costs-affiliates.

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

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, and general and administration expense. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities, primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds. Intangible assets at March 31, 2002 and December 31, 2001 were $181.5 million and $181.7 million, respectively, with amortization expense of approximately $0.2 million and $2.6 million for the three months ended March 31, 2002 and 2001, respectively. Intangible assets reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000. On July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceases upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level is required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Company adopted SFAS No. 142, effective on January 1, 2002, as required. Assuming no impairment adjustments are necessary, no future business combinations and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.08 per share in 2002 resulting from the cessation of goodwill amortization.

Assets Under Management

Assets under management (“AUM”) increased $36.5 billion, or 18%, to $238.1 billion at March 31, 2002, compared with $201.6 billion at March 31, 2001. The growth in assets under management was attributable to increases of $21.2 billion or 16% in separate accounts and $15.3 billion or 22% in mutual fund assets.

The increase in separate accounts at March 31, 2002, as compared with March 31, 2001, was the result of net subscriptions of $16.9 billion and market appreciation of $4.3 billion. Net subscriptions in fixed income, equity, liquidity-securities lending and alternative investment products accounts were $11.8 billion, $2.2 billion, $2.0 billion, and $1.2 billion, respectively, while liquidity separate account assets experienced net redemptions of $0.3 billion. The rise in fixed income and alternative investment products separate account assets was attributable to new client sales and increased fundings from existing clients associated with solid investment performance and client service. Fixed income net subscriptions since March 31, 2001 totaled $11.8 billion including approximately $11.0 billion of merger related terminations and market rebalancing outflows. The growth in equity separate account assets primarily reflected new business from international equity mandates of $2.5 billion. The increase in liquidity-securities lending separate accounts represents higher levels of cash collateral managed by BlackRock for PFPC Worldwide, Inc., a PNC affiliate. Market appreciation of $4.3 billion in separate accounts largely reflected appreciation in fixed income assets of $4.8 billion due to declining interest rates, partially offset by market depreciation in equity assets of $0.6 billion.

The $15.2 billion increase in mutual fund assets since March 31, 2001 reflected net subscriptions of $16.2 billion, which was partially offset by $1.0 billion of market depreciation in the BlackRock Funds associated with the decline in the equity markets. Net subscriptions in BPIF and closed-end funds since March 31, 2001 were $15.5 billion and $1.8 billion, respectively, and was partially offset by $1.3 billion in net redemptions in the BlackRock Funds. The increase in BPIF assets was the result of strong sales driven in part by the decline in short-term interest rates and investors’ flight to quality. Management does not assume that the current level of BPIF assets will be sustained as the economy improves and short-term interest rates stabilize or begin to rise. The increase in closed-end funds was the result of the Company’s offering of new closed-end funds. Net redemptions in the BlackRock Funds since March 31, 2001 was primarily due to PNC-related net redemptions for the first quarter of 2002 of approximately $2.0 billion.

BlackRock experienced $0.3 billion in net redemptions for the first quarter of 2002 reflecting separate account net subscriptions of $1.9 billion offset by $2.2 billion of mutual fund redemptions. Fixed income and alternative product separate accounts exhibited strong growth with net subscriptions of $4.6 billion which was partially offset by $2.6 billion of redemptions in lower fee security lending and liquidity separate account assets. Mutual fund net redemptions for the first quarter of 2002 was primarily attributable to $1.9 billion in net redemptions in the BlackRock Funds exclusively associated PNC related clients and a $0.6 billion redemption in the BPIF funds. Liquidity asset balances experienced significant volatility in the first quarter of 2002, which could continue through the balance of 2002 to the extent that the economy improves and interest rates rise.

BLACKROCK, INC.

ASSETS UNDER MANAGEMENT
(Dollar amounts in millions)
(unaudited)

	March 31,		Variance
	2002	2001	Amount	%
All Accounts
Fixed income	$140,253	$120,971	$19,282	15.9%
Liquidity	74,979	57,479	17,500	30.4
Equity	17,343	18,869	(1,526)	(8.1)
Alternative investment products	5,541	4,317	1,224	28.4

Total	$238,116	$201,636	$36,480	18.1%

Separate Accounts
Fixed income	$123,983	$107,371	16,612	15.5%
Liquidity	5,441	5,713	(272)	(4.8)
Liquidity-Securities lending	9,544	7,514	2,030	27.0
Equity	9,445	7,796	1,649	21.2
Alternative investment products	5,541	4,317	1,224	28.4

Subtotal	153,954	132,711	21,243	16.0

Mutual Funds
Fixed income	16,270	13,600	2,670	19.6
Liquidity	59,994	44,252	15,742	35.6
Equity	7,898	11,073	(3,175)	(28.7)

Subtotal	84,162	68,925	15,237	22.1

Total	$238,116	$201,636	$36,480	18.1%

The following tables present the component changes in BlackRock’s assets under management for the three months ended March 31, 2002 and 2001, respectively. The data reflects certain reclassifications to conform with the current year’s presentation.

BLACKROCK, INC.

COMPONENT CHANGES IN ASSETS UNDER MANAGEMENT
(Dollar amounts in millions)
(unaudited)

	Quarter ended March 31,
	2002	2001
All Accounts
Beginning assets under management	$238,584	$203,769
Net redemptions	(311)	(2,098)
Market depreciation	(157)	(35)

Ending assets under management	$238,116	$201,636

Separate Accounts
Beginning assets under management	$151,986	$133,743
Net subscriptions (redemptions)	1,889	(2,974)
Market appreciation	79	1,942

Ending assets under management	153,954	132,711

Mutual Funds
Beginning assets under management	86,598	70,026
Net subscriptions (redemptions)	(2,200)	876
Market depreciation	(236)	(1,977)

Ending assets under management	84,162	68,925

Total	$238,116	$201,636

BLACKROCK, INC.

ASSETS UNDER MANAGEMENT
QUARTERLY TREND
(Dollar amounts in millions)
(unaudited)

	Quarter Ended
	2001				2002
	March 31	June 30	September 30	December 31	March 31
Separate Accounts
Fixed Income
Beginning assets under management	$103,561	$107,371	$110,483	$118,336	$119,488
Net subscriptions	699	2,682	2,959	1,731	4,437
Market appreciation (depreciation)	3,111	430	4,894	(579)	58

Ending assets under management	107,371	110,483	118,336	119,488	123,983

Liquidity
Beginning assets under management	6,495	5,713	6,782	6,987	6,831
Net subscriptions (redemptions)	(813)	1,042	181	(171)	(1,395)
Market appreciation	31	27	24	15	5

Ending assets under management	5,713	6,782	6,987	6,831	5,441

Liquidity-Securities lending
Beginning assets under management	11,501	7,514	10,004	8,069	10,781
Net subscriptions (redemptions)	(3,987)	2,490	(1,935)	2,712	(1,237)

Ending assets under management	7,514	10,004	8,069	10,781	9,544

Equity
Beginning assets under management	8,716	7,796	8,257	8,185	9,577
Net subscriptions (redemptions)	445	488	1,144	675	(80)
Market appreciation (depreciation)	(1,365)	(27)	(1,216)	717	(52)

Ending assets under management	7,796	8,257	8,185	9,577	9,445

Alternative investment products
Beginning assets under management	3,470	4,317	4,479	4,879	5,309
Net subscriptions	682	169	426	411	164
Market appreciation (depreciation)	165	(7)	(26)	19	68

Ending assets under management	4,317	4,479	4,879	5,309	5,541

Total Separate Accounts
Beginning assets under management	133,743	132,711	140,005	146,456	151,986
Net subscriptions (redemptions)	(2,974)	6,871	2,775	5,358	1,889
Market appreciation	1,942	423	3,676	172	79

Ending assets under management	$132,711	$140,005	$146,456	$151,986	$153,954

Mutual Funds
Fixed Income
Beginning assets under management	$13,317	$13,600	$12,326	$13,985	$15,754
Net subscriptions (redemptions)	118	(1,207)	1,397	2,000	644
Market appreciation (depreciation)	165	(67)	262	(231)	(128)

Ending assets under management	13,600	12,326	13,985	15,754	16,270

Liquidity
Beginning assets under management	43,190	44,252	48,829	56,221	62,141
Net subscriptions (redemptions)	1,062	4,577	7,392	5,920	(2,147)

Ending assets under management	44,252	48,829	56,221	62,141	59,994

Equity
Beginning assets under management	13,519	11,073	11,534	8,934	8,703
Net redemptions	(304)	(69)	(558)	(1,040)	(697)
Market appreciation (depreciation)	(2,142)	530	(2,042)	809	(108)

Ending assets under management	11,073	11,534	8,934	8,703	7,898

Total Mutual Funds
Beginning assets under management	70,026	68,925	72,689	79,140	86,598
Net subscriptions (redemptions)	876	3,301	8,231	6,880	(2,200)
Market appreciation (depreciation)	(1,977)	463	(1,780)	578	(236)

Ending assets under management	$68,925	$72,689	$79,140	$86,598	$84,162

BLACKROCK, INC.

ASSETS UNDER MANAGEMENT
QUARTERLY TREND
(Dollar amounts in millions)
(unaudited)

	Quarter Ended
	2001				2002
	March 31	June 30	September 30	December 31	March 31
Mutual Funds
BlackRock Funds
Beginning assets under management	$26,359	$24,383	$24,589	$22,790	$24,195
Net subscriptions (redemptions)	65	(253)	49	755	(1,830)
Market appreciation (depreciation)	(2,041)	459	(1,848)	650	(189)

Ending assets under management	24,383	24,589	22,790	24,195	22,176

BlackRock Global Series
Beginning assets under management	75	105	134	127	149
Net subscriptions	43	33	1	13	95
Market appreciation (depreciation)	(13)	(4)	(8)	9	3

Ending assets under management	105	134	127	149	247

BPIF
Beginning assets under management	36,338	37,047	41,954	48,889	53,167
Net subscriptions (redemptions)	709	4,907	6,935	4,278	(633)

Ending assets under management	37,047	41,954	48,889	53,167	52,534

Closed End
Beginning assets under management	6,764	6,841	5,440	6,728	8,512
Net subscriptions (redemptions)	—	(1,409)	1,212	1,865	149
Market appreciation (depreciation)	77	8	76	(81)	(50)

Ending assets under management	6,841	5,440	6,728	8,512	8,611

Short Term Investment Funds (STIF)
Beginning assets under management	490	549	572	606	575
Net subscriptions (redemptions)	59	23	34	(31)	19

Ending assets under management	549	572	606	575	594

Total Mutual Funds
Beginning assets under management	70,026	68,925	72,689	79,140	86,598
Net subscriptions (redemptions)	876	3,301	8,231	6,880	(2,200)
Market appreciation (depreciation)	(1,977)	463	(1,780)	578	(236)

Ending assets under management	$68,925	$72,689	$79,140	$86,598	$84,162

Operating results for the three months ended March 31, 2002 as compared with the three months ended March 31, 2001.

Revenue

Total revenue for the three months ended March 31, 2002 increased $12.4 million or 9% to $146.1 million compared with $133.7 million for the three months ended March 31, 2001. Investment advisory and administration fees increased $6.5 million or 5% to $131.8 million for the three months ended March 31, 2002, compared with $125.3 million for the three months ended March 31, 2001. The growth in investment advisory and administration fees was primarily due to increased assets under management. Other income of $14.3 million increased $5.9 million or 71% for the three months ended March 31, 2002 compared with $8.4 million for the three months ended March 31, 2001 primarily due to increased sales of BlackRock Solutions products and included approximately $2.5 million of performance and other one-time fees.

	Three months ended March 31,		Variance
	2002	2001	Amount	%
	Dollar amounts in thousands
	(unaudited)
Investment advisory and administration fees:
Mutual funds	$55,259	$54,916	$343	0.6%
Separate accounts	76,516	70,385	6,131	8.7

Total investment advisory and administration fees	131,775	125,301	6,474	5.2
Other income	14,338	8,408	5,930	70.5

Total revenue	$146,113	$133,709	$12,404	9.3%

Mutual fund advisory and administration fees increased $0.3 million to $55.3 million for the three months ended March 31, 2002, compared with $54.9 million for the three months ended March 31, 2001. The increase in mutual fund revenue was the result of increases in BPIF, closed-end fund and STIF revenue of $5.4 million, $2.0 million and $0.1 million, respectively which was partially offset by a decrease of $7.2 million in BlackRock Funds revenue. The increase in BPIF revenue was due to increases in assets under management of $15.5 billion or 42% at March 31, 2002 and was the result of strong sales driven in part by the decline in short-term interest rates and investors’ flight to quality. The rise in closed-end fund revenue was a result of an increase in assets of $1.8 billion or 26% at March 31, 2002 due to the Company’s new fund offerings. The decrease in BlackRock Funds revenue was attributable to a decrease in assets of $2.2 billion or 9% primarily due to market depreciation and net redemptions in PNC related assets during the first quarter of 2002 of $2.0 billion.

Separate account revenue increased $6.1 million or 9% to $76.5 million for the three months ended March 31, 2002, compared with $70.4 million for the three months ended March 31, 2001. Excluding performance fees, advisory fees on separate accounts increased $10.8 million or 21% to $62.5 million for the three months ended March 31, 2002 compared with $51.7 million for the three months ended March 31, 2001, as a result of a $21.2 billion or 16% increase in separate account assets under management. Performance fees of $14.0 million for the three months ended March 31, 2002 decreased $4.7 million or 25% compared with $18.7 million for the three months ended March 31, 2001 due to lower performance fees in the Company’s alternative investment products.

	Three months ended March 31,		Variance
	2002	2001	Amount	%
	Dollar amounts in thousands
	(unaudited)
Mutual funds revenue
BlackRock Funds	$25,694	$32,863	($7,169)	(21.8%)
Closed End Funds	9,488	7,458	2,030	27.2
BPIF	19,875	14,459	5,416	37.5
STIF	202	136	66	48.5

Total mutual funds revenue	55,259	54,916	343	0.6

Separate accounts revenue
Separate accounts base fees	62,499	51,715	10,784	20.9
Separate accounts performance fees	14,017	18,670	(4,653)	(24.9)

Total separate accounts revenue	76,516	70,385	6,131	8.7

Total investment advisory and administration fees	131,775	125,301	6,474	5.2

Other income	14,338	8,408	5,930	70.5

Total revenue	$146,113	$133,709	$12,404	9.3%

Expense

Total expense increased $4.4 million or 5% to $96.2 million for the three months ended March 31, 2002, compared with $91.8 million for the three months ended March 31, 2001. The change primarily reflects increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates and amortization of intangible assets.

	Three months ended March 31,		Variance
	2002	2001	Amount	%
	Dollar amounts in thousands
	(unaudited)
Employee compensation and benefits	$60,387	$55,430	$4,957	8.9%
Fund administration and servicing costs-affiliates	13,178	16,690	(3,512)	(21.0)
General and administration	22,412	17,055	5,357	31.4
Amortization of intangible assets	201	2,614	(2,413)	(92.3)

Total expense	$96,178	$91,789	$4,389	4.8%

Employee compensation and benefits increased $5.0 million primarily due to increased incentive compensation of $3.7 million reflecting accruals based on the growth of operating income and $3.4 million in salary and benefits, partially offset by a decrease of $2.1 million related to direct incentives on alternative product performance fees. Salary and benefit cost increases were the result of a 7% increase in full-time employees. For the three months ended March 31, 2002, fund administration and servicing costs-affiliates declined $3.5 million or 21% due to lower levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $5.4 million or 31% to $22.4 million for the three months ended March 31, 2002 compared with $17.1 million for the three months ended March 31, 2001 largely due to new business activity and corporate space and technology investments. Amortization of intangible assets decreased due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective on January 1, 2002, which changed the accounting for goodwill from an amortization method to an impairment-only approach.

	Three months ended March 31,		Variance
	2002	2001	Amount	%
	Dollar amounts in thousands
	(unaudited)
General and administration expense:
Marketing and promotional	$5,916	$4,847	$1,069	22.1%
Occupancy expense	4,722	2,536	2,186	86.2
Technology	4,397	3,155	1,242	39.4
Other general and administration	7,377	6,517	860	13.2

Total general and administration expense	$22,412	$17,055	$5,357	31.4%

Marketing and promotional expenses of $5.9 million for the three months ended March 31, 2002 increased $1.1 million or 22% primarily due to increased costs for institutional marketing activities and costs associated with launching the new closed-end funds. Occupancy expense of $4.7 million for the three months ended March 31, 2002 increased $2.2 million due to higher expenses associated with corporate facility expansion, particularly at 40 East 52nd Street, New York, Wilmington, Delaware, San Francisco, California, Boston, Massachusetts and Hong Kong. Technology expenses increased approximately $1.2 million or 39% to $4.4 million for the three months ended March 31, 2002 as a result of higher depreciation charges associated with the corporate facility expansion, the completion of a second computer facility in Delaware and capitalized investments to support the growth of BlackRock Solutions. Other expense increased $0.9 million or 13% for the three months ended March 31, 2002 primarily due to increased communications, equipment and other office related expenses due to office space expansion.

Operating Income and Net Income

Operating income was $49.9 million for the three months ended March 31, 2002, representing a $8.0 million or 19% increase compared with the three months ended March 31, 2001. Non-operating income increased $1.2 million to $2.8 million for the three months ended March 31, 2002 as compared with the three months ended March 31, 2001. The rise was due to increases in income on investments of the Company’s available operating cash. Income tax expense was $21.4 million and $18.1 million, representing effective tax rates of 40.5% and 41.5% for the three months ended March 31, 2002 and March 31, 2001, respectively. Net income totaled $31.4 million for the three months ended March 31, 2002 compared with $25.5 million for the three months ended March 31, 2001, representing an increase of $5.9 million or 23%.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash used in the Company’s operating activities totaled $39.2 million for the three months ended March 31, 2002. Operating activities included net purchases of investments, trading of approximately $17.4 million for the three months ended March 31, 2002 which represented initial investments related to the Company’s Voluntary and Involuntary Deferred Compensation Plans.

Net cash flow used in investing activities was $28.1 million for the three months ended March 31, 2002. Capital expenditures for the three months ended March 31, 2002 for property and equipment was $13.7 million and primarily reflected construction costs for 40 East 52nd Street and the purchase of equipment to support corporate expansion and the growth of BlackRock Solutions. Net purchases of investments, available for sale were $14.4 million for the three months ended March 31, 2002, including $20.1 million in the BlackRock Funds Low Duration Bond Portfolio and $2.4 million in seed investments partially offset by a net redemption of approximately $7.5 million in the BlackRock Funds Intermediate Bond Portfolio.

Net cash flow used in financing activities was $6.9 million for the three months ended March 31, 2002. Financing activities primarily represented treasury stock activity for the three months ended March 31, 2002. On January 31, 2002, in connection with the BlackRock Long-term Deferred Compensation Plan, BlackRock repurchased approximately 150,000 shares of class A common stock at a fair market value of $42.33 per share from certain employees to facilitate required employee income tax payments. On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000 of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions. To date, BlackRock has not purchased any shares of its outstanding class A common stock under this repurchase program. In connection with the BlackRock 2001 Employee Stock Purchase Plan (“ESPP”), the Company reissued approximately 44,000 shares of class A treasury stock to its participants on January 31, 2002. During February 2002, the Company also purchased class B common stock from a former BlackRock employee in the amount of $2.1 million.

Total capital at March 31, 2002 was $523.0 million and was comprised entirely of stockholders’ equity.

Contractual Obligations and Commercial Commitments

The Company leases office space in New York, New York, Edinburgh, San Francisco, California, and Boston, Massachusetts under agreements which expire through 2017. Future minimum commitments under all operating leases are $174.9 million.

In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%. At March 31, 2002, the future commitment under the agreement is $11.0 million.

As of March 31, 2002 and 2001, the Company has an unused revolving line of credit, which will expire in December 2002, with PNC Bank whereby the Company may borrow principal amounts up to $175 million at prime rate (4.75% at March 31, 2001).

The Company enters into various contractual commitments with BlackRock sponsored funds. Total commitments were approximately $7.7 million, of which $6.7 million remained unfunded at March 31, 2002.

Summary of Commitments:

	Total	2002	2003	2004	2005	2006	Thereafter
	(Dollar amounts in thousands)
Lease Commitments	$174,881	$8,090	$10,814	$10,727	$10,648	$10,825	$123,777
Acquired Management Contract	11,000	1,500	1,500	1,500	1,500	1,000	4,000
Investment Commitments	6,700	6,700	—	—	—	—	—
Line of Credit with PNC	—	—	—	—	—	—	—

Total Commitments	$192,581	$16,290	$12,314	$12,227	$12,148	$11,825	$127,777

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

Critical Accounting Policies

Significant intercompany accounts and transactions between the consolidated entities have been eliminated. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company follows the same accounting policies in the preparation of interim reports as set forth in the Annual Report on Form 10-K for the year ended December 31, 2001. Management considers the following accounting policies critical to an informed review of BlackRock’s consolidated financial statements.

Investments

The Company’s investments are classified as trading and available for sale. Investments, trading represent matching investments made by, and held in a Rabbi Trust for, the Company with respect to the BlackRock Involuntary and Voluntary Deferred Compensation Plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as non-operating income or loss. Investments, available for sale consist primarily of investments in BlackRock funds and certain institutional and private placement portfolios (“alternative investment products”) and are stated at quoted market values. Securities, which are not readily marketable, (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management. The resulting unrealized gains and losses on investments, available for sale are included in the accumulated other comprehensive loss component of stockholders’ equity, net of tax. Realized gains and losses on investments and interest and dividend income are included in investment income (expense) in the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if they are other than temporary. Any impairment on investments is recorded in earnings.

Intangible Assets

Intangible assets are comprised of goodwill and management contract acquired. For the three months ended March 31, 2001, goodwill was amortized on a straight-line basis over 25 years. On July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level is required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002, as required. Assuming no impairment adjustments are necessary, no future business combinations, and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.08 per share in 2002 as a result of the cessation of goodwill amortization. Management contract acquired is amortized in proportion to and over the period of contract revenue, which is ten years. The Company continually evaluates the carrying value of intangible assets. Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value. In such instances, impairment, if any, is measured on a discounted future cash flow basis.

Software Costs

The Company has adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs are being amortized over an estimated useful life of three years.

Stock-based Compensation

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” and has adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Fair value disclosures are included in the notes to the consolidated financial statements as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Pursuant to SFAS No. 123, the Company has elected to account for its 1999 Stock Award and Incentive Plan and shares issued under the BlackRock 2001 Employee Stock Purchase Plan under Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations.

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded as earned. Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal. At March 31, 2002, no performance fees recorded by the Company are subject to reversal.

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

Accounting for Off-Balance Sheet Activities

BlackRock has equity interests in collateralized bond obligations (“CBO”), which are reflected in investments in the accompanying consolidated statements of financial condition. These investments are periodically assessed to determine whether the underlying assets and liabilities should be consolidated. See “Off-Balance Sheet Activities.”

Related Party Transactions

The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, BPIF, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Three months ended March 31,
	2002	2001
	(Dollar amounts in thousands)
Investment advisory and administration fees:
BlackRock Open-end Funds	$25,694	$32,863
BlackRock Closed-end Funds	9,488	7,458
BlackRock Provident Institutional Funds*	19,875	14,459
Commingled Funds	202	136

	$55,259	$54,916

*	Includes the International Dollar Reserve Fund, I, Ltd, a Cayman Islands open ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries and affiliates for a fee, based on assets under management. In addition, the Company provides risk management and model portfolio services to PNC.

Revenues for such services are as follows:

	Three months ended March 31,
	2002	2001
	(Dollar amounts in thousands)
Investment advisory and administration fees:
Separate accounts	$2,845	$3,076
Model Portfolio Services	1,100	1,098
Other income-risk management	1,250	1,250
Fixed income trading services	282	282

	$5,477	$5,706

The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for BPIF and certain other commingled funds and service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

PNC also provides general and administration services to the Company. Charges for such services were based on actual usage or on defined formulas, which in management’s view, resulted in reasonable allocations. Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended March 31,
	2002	2001
	(Dollar amounts in thousands)
Fund administration and servicing costs-affiliates	$13,178	$16,690
General and administration	1,600	2,293
General and administration-consulting	300	—

	$15,078	$18,983

Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Payable to affiliates was $32,828 and $15,972 at March 31, 2002 and December 31, 2001, respectively. These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable. These amounts do not bear interest.

Included in accounts receivable is approximately $3,208 and $4,427 at March 31, 2002 and December 31, 2001, respectively, which primarily represents investment and administration services provided to PNC subsidiaries and affiliates.

Receivable from affiliates was approximately $11,822 and $2,569 at March 31, 2002 and December 31, 2001, respectively. The amount primarily represents reimbursed expenses due from the BlackRock Funds and affiliates as well as a deferred tax receivable.

Off-Balance Sheet Activities

As an investment manager of alternative and traditional investment products, the Company has investments in and/or may provide investment management, advisory or administrative services to funds and other investment companies organized as limited liability companies (“LLC”), corporations or business trusts.

Specifically, BlackRock acts as the collateral manager for four CBO funds organized as corporations or limited liability companies. At March 31, 2002, aggregate assets and debt in the CBO’s approximated $1.9 billion and $1.6 billion, respectively. BlackRock’s equity ownership was approximately $14.7 million at March 31, 2002.

BlackRock serves as the investment manager for two fixed income hedge funds (“Obsidian Funds”) that engage in the trading of fixed income securities through both an LLC and corporate structure. BlackRock serves as the managing member for the LLC, which had total assets and liabilities of approximately $26.0 billion and $25.4 billion, respectively. BlackRock’s equity ownership was approximately $0.1 million at March 31, 2002.

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

Forward Looking Statements

This report and other statements made by BlackRock may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook for earnings and revenues and other future financial or business performance, strategies and expectations. Forward-looking statements are typically identified by words or phrases such as “believe,” “prospects,” “opportunity,” “expectations,” “optimistic,” “pessimistic,” “expect,” “anticipate,” “intend,” “estimate,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “objective,” “plan,” “aspiration,” “outlook,” “outcome,” “continue,” “remain,” “maintain,” “strive,” “trend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.

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

In addition to factors previously disclosed in BlackRock’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in reduced demand for products or services or reduced value of assets under management; (3) the investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; and (11) terrorist activities, including the September 11 terrorist attacks, which may adversely affect the general economy, financial and capital markets, specific industries, and BlackRock. BlackRock cannot predict the severity or duration of effects stemming from such activities or any actions taken in connection with them.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock’s investments, trading represent matching investments made by, and held in a Rabbi Trust for, the Company with respect to the BlackRock Voluntary and Involuntary Deferred Compensation Plans. As of March 31, 2002, the fair market value of these investments was $17.6 million. BlackRock’s investments, available for sale, consist primarily of investments in BlackRock funds and certain institutional and private placement portfolios (“alternative investment products”). Occasionally, the Company invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or account to establish a performance history. As of March 31, 2002, the fair market value of seed investments was $54.8 million. The fair market value of BlackRock’s other investments included in the mutual funds total, as stated below, was $96.8 million as of March 31, 2002 and is primarily comprised of $76.9 million in the Intermediate Bond Portfolio and $19.9 million in the BlackRock Funds Low Duration Bond Portfolio. These investments expose BlackRock to equity price risk. BlackRock does not hold any derivative securities to hedge its investments. The following table summarizes the fair values of the investments and provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% increase or decrease in equity prices:

	Fair market value	Fair market value assuming 10% increase in market price value	Fair market value assuming 10% decrease in market price value
	(Dollar amounts in thousands)
March 31, 2002
Trading	$17,558	$19,314	$15,802

Total investments, trading	17,558	19,314	15,802

Mutual funds	140,018	154,020	126,016
Collateralized bond obligations	11,164	12,280	10,048
Other	1,505	1,656	1,355

Total investments, available for sale	152,687	167,956	137,419

Total investments, trading and available for sale	$170,245	$187,270	$153,221

PART II—OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

(b)  Reports on Form 8-K

Since December 31, 2001, the Company has filed the following Current Reports on Form 8-K: Form 8-K dated as of February 28, 2002, reporting Changes in Registrant’s Certifying Accountant, filed pursuant to Item 4 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC. (Registrant)

By:	/S/ PAUL L AUDET
Paul L. Audet Managing Director & Chief Financial Officer

Date:  May 13, 2002