Form 10-Q
period 2002-06-30
BLACKROCK INC /NY
filed 2002-08-13
CIK 1060021

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

As of July 31, 2002, there were 17,422,921 shares of the registrant’s class A common stock outstanding and 47,351,138 shares of the registrant’s class B common stock outstanding.

BlackRock Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

BlackRock, Inc.

Consolidated Statements of Financial Condition
(Dollar amounts in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)

Assets
Cash and cash equivalents	$169,533	$186,451
Accounts receivable	109,902	94,090
Investments (cost: $166,918 and $143,600, respectively)	163,003	139,126
Property and equipment, net	92,772	70,510
Intangible assets, net	181,286	181,688
Receivable from affiliates	8,809	2,569
Other assets	8,989	10,044

Total assets	$734,294	$684,478

Liabilities and stockholders’ equity
Accrued compensation	$120,035	$146,019
Accounts payable and accrued liabilities
Affiliate	21,473	15,972
Other	16,279	19,075
Acquired management contract obligation	6,578	7,344
Other liabilities	8,711	9,951

Total liabilities	173,076	198,361

Stockholders’ equity
Common stock, class A, 17,337,643 and 15,916,944 shares issued, respectively	173	159
Common stock, class B, 47,670,696 and 48,674,607 shares issued, respectively	477	487
Additional paid-in capital	194,390	184,041
Retained earnings	373,733	307,498
Unearned compensation	(1,376)	(1,927)
Accumulated other comprehensive loss	(2,907)	(3,537)
Treasury stock, class A, at cost 249 and 0 shares issued, respectively	(11)	—
Treasury stock, class B, at cost 265,558 and 125,633 shares issued, respectively	(3,261)	(604)

Total stockholders’ equity	561,218	486,117

Total liabilities and stockholders’ equity	$734,294	$684,478

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income
(Dollar amounts in thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue
Investment advisory and administration fees
Mutual funds	$54,736	$54,791	$109,995	$109,707
Separate accounts	88,755	71,624	165,271	142,009
Other income
Affiliate	1,250	1,250	2,500	2,500
Other	11,954	7,597	25,042	14,755

Total revenue	156,695	135,262	302,808	268,971

Expense
Employee compensation and benefits	67,830	55,534	128,217	110,964
Fund administration and servicing costs—affiliates	11,916	15,722	25,094	32,412
General and administration
Affiliate	1,887	1,757	3,787	3,704
Other	20,156	16,927	40,668	32,035
Amortization of intangible assets	201	2,614	402	5,228

Total expense	101,990	92,554	198,168	184,343

Operating income	54,705	42,708	104,640	84,628

Non-operating income (expense)
Investment income	4,014	2,632	7,034	4,494
Interest expense	(171)	(201)	(354)	(402)

Total non-operating income	3,843	2,431	6,680	4,092

Income before income taxes	58,548	45,139	111,320	88,720
Income taxes	23,712	18,909	45,085	36,994

Net income	$34,836	$26,230	$66,235	$51,726

Earnings per share
Basic	$0.54	$0.41	$1.02	$0.81
Diluted	$0.53	$0.40	$1.01	$0.80

Weighted-average shares outstanding
Basic	64,726,856	64,248,630	64,687,900	64,204,186
Diluted	65,333,228	64,877,389	65,261,868	64,867,348

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flow
(Dollar amounts in thousands)
(unaudited)

	Six months ended June 30,
	2002	2001

Cash flows from operating activities
Net income	$66,235	$51,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,966	12,131
Stock-based compensation	3,105	2,911
Deferred income taxes	8,066	653
Tax benefit from stock-based compensation	6,304	5,140
Purchase of investments, trading, net	(17,350)	—
Net gain on investments	(1,423)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(15,812)	5,138
Increase in receivable from affiliates	(14,306)	(70)
Decrease in other assets	1,055	2,372
Decrease in accrued compensation	(20,434)	(36,987)
Increase in accounts payable and accrued liabilities	2,705	15,759
Increase (decrease) in other liabilities	(1,240)	1,699

Cash provided by operating activities	26,871	60,472

Cash flows from investing activities
Purchase of property and equipment	(31,826)	(18,033)
Purchase of investments	(5,118)	(127,731)

Cash used in investing activities	(36,944)	(145,764)

Cash flows from financing activities
Issuance of class A common stock	760	203
Purchase of treasury stock	(9,174)	(6,472)
Reissuance of treasury stock	1,691	212
Acquired management contract obligation payment	(766)	(1,500)

Cash used in financing activities	(7,489)	(7,557)

Effect of exchange rate changes on cash and cash equivalents	644	(510)

Net decrease in cash and cash equivalents	(16,918)	(93,359)
Cash and cash equivalents, beginning of period	186,451	192,590

Cash and cash equivalents, end of period	$169,533	$99,231

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002 and 2001
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

Investments

The Company’s investments are classified as trading and available for sale. Investments, trading represent matching investments made by, and held in a Rabbi Trust for, the Company with respect to the BlackRock Voluntary and Involuntary Deferred Compensation Plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as non-operating investment income or loss. Investments, available for sale consist primarily of investments in BlackRock funds and certain institutional and private placement portfolios (“alternative investment products”), and are stated at market values. Securities, which are not readily marketable (alternative investment products), are stated at their estimated fair market value as determined by the Company’s management. The resulting unrealized gains and losses on investments, available for sale are included in the accumulated other comprehensive loss component of stockholders’ equity, net of tax. Realized gains and losses on trading and available for sale investments and interest and dividend income are included in investment income (expense) in the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if they are other than temporary. Any impairment on investments, other than temporary impairments, is recorded in the consolidated statements of income.

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

Intangible Assets

Intangible assets are comprised of goodwill and management contract acquired. For the three months and six months ended June 30, 2001, goodwill was amortized on a straight-line basis over 25 years. On July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceases upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level is required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Company adopted SFAS No. 142, effective on January 1, 2002, as required. Assuming no impairment adjustments are necessary, no future business combinations, and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.08 per share in 2002 as a result of the cessation of goodwill amortization. Management contract acquired is amortized in proportion to and over the period of contract revenue, which is ten years. The Company regularly evaluates the carrying value of intangible assets. Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value. In such instances, impairment, if any, is measured on a discounted future cash flow basis.

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

Derivative Instruments and Hedging Activities

In 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those investments at fair value. The Company adopted the new statement as of January 1, 2001.

The Company enters into forward foreign currency exchange contracts with financial institutions to hedge certain assets denominated in foreign currencies. The purpose of the Company’s foreign currency hedging activities is to protect the Company from foreign currency exposures related to non-dollar denominated investments on its statement of financial condition.

During the term of the forward foreign currency exchange contracts, changes in fair value will be recognized in the consolidated statements of financial condition and included among assets (if there is an unrealized gain) or among liabilities (if there is an unrealized loss). A corresponding amount will be included as a component of general and administrative expenses in the consolidated statements of income.

By using derivative financial instruments to hedge exposure to changes in exchange rates, the Company exposes itself to market risk. Market risk is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period presentation.

Investments, Trading and Available for Sale

A summary of the cost and fair market value of investments are as follows:

		Gross Unrealized		Fair Market Value
June 30, 2002	Cost	Gains	Losses
Trading	$17,350	450	—	$17,800

Total investments, trading	17,350	450	—	17,800

Mutual funds	134,421	—	1,475	132,946
Collateralized bond obligations	13,951	—	2,890	11,061
Other	1,196	—	—	1,196

Total investments, available for sale	149,568	—	4,365	145,203

Total investments, trading and available for sale	$166,918	$450	$4,365	$163,003

December 31, 2001
Mutual funds	$129,304	—	$1,882	$127,422
Collateralized bond obligation	12,689	—	2,607	10,082
Other	1,607	15	—	1,622

Total investments, available for sale	$143,600	$15	$4,489	$139,126

BlackRock acts as investment advisor for all investments.

Net realized gains on the sale of investments totaled $856 and $0 for the three months ended June 30, 2002 and June 30, 2001, respectively, and $973 and $6 for the six months ended June 30, 2002 and 2001, respectively.

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

b)    Management Contract Acquired

On May 15, 2000, BlackRock entered into a contract in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT. This agreement assigns the managerial rights and duties of CORE Cap, Inc.’s former manager to BlackRock for consideration in the amount of $12,500 to be paid by BlackRock over a ten-year period. The present value of the acquired contract using an imputed interest rate of 10% was $8,040 on the date of acquisition. This amount is recorded as an intangible asset and is being amortized on a straight-line basis over ten years. If BlackRock were terminated as manager of the REIT with cause, the then remaining present value of future payments would be written off. If BlackRock were terminated without cause then the REIT would be required to pay BlackRock for the remaining payments.

	Goodwill	Management Contract Acquired	Total Intangible Assets
Balance at December 31, 2001	$240,797	$8,040	$248,837

Accumulated amortization at June 30, 2002	65,842	1,709	67,551

Balance at June 30, 2002	$174,955	$6,331	$181,286

The following table reflects the adoption of SFAS No. 142:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Reported net income	$34,836	$26,230	$66,235	$51,726
Goodwill amortization, net of tax	—	1,284	—	2,568

Adjusted net income	$34,836	$27,514	$66,235	$54,294

Basic earnings per share:
Reported	$0.54	$0.41	$1.02	$0.81
Goodwill amortization, net of tax	—	0.02	—	0.04

Adjusted	$0.54	$0.43	$1.02	$0.85

Diluted earnings per share:
Reported	$0.53	$0.40	$1.01	$0.80
Goodwill amortization, net of tax	—	0.02	—	0.04

Adjusted	$0.53	$0.42	$1.01	$0.84

b)    Management Contract Acquired (continued)

The Company expects amortization expense to be $402 for the remainder of 2002 and $804 annually for 2003 through 2006.

4.    Common Stock

BlackRock’s class A, $0.01 par value, common shares authorized was 250,000,000 shares as of June 30, 2002 and December 31, 2001, respectively. BlackRock’s class B, $0.01 par value, common shares authorized was 100,000,000 shares as of June 30, 2002 and December 31, 2001, respectively.

The Company’s common shares issued and outstanding and related activity consists of the following:

	Shares issued				Shares outstanding
	Common shares Class		Treasury shares Class		Class
	A	B	A	B	A	B
December 31, 2001	15,916,944	48,674,607	—	(125,633)	15,916,944	48,548,974
Conversion of class B stock to class A stock	940,462	(1,003,911)	63,449	(16,607)	1,003,911	(1,020,518)
Issuance of shares to Nonemployee Directors	1,910	—	—	—	1,910	—
Issuance of class A common stock	472,365	—	—	—	472,365	—
Issuance of class B common stock	—	—	—	—	—	—
Treasury stock transactions	5,962	—	(63,698)	(123,318)	(57,736)	(123,318)

June 30, 2002	17,337,643	47,670,696	(249)	(265,558)	17,337,394	47,405,138

5.    Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$34,836	$26,230	$66,235	$51,726
Other comprehensive income gain (loss):
Unrealized gain (loss) from investments, available for sale, net	943	(29)	(14)	1,397
Foreign currency translation gain (loss)	1,056	13	644	(510)

Comprehensive income	$36,835	$26,214	$66,865	$52,613

6.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$34,836	$26,230	$66,235	$51,726

Basic weighted-average shares outstanding	64,726,856	64,248,630	64,687,900	64,204,186

Dilutive potential shares from forward sales	53,639	107,277	53,639	107,277
Dilutive potential shares from stock options	552,733	521,482	520,329	555,885

Dilutive weighted-average shares outstanding	65,333,228	64,877,389	65,261,868	64,867,348

Basic earnings per share	$0.54	$0.41	$1.02	$0.81

Diluted earnings per share	$0.53	$0.40	$1.01	$0.80

7.    Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Six months ended June 30,
	2002	2001
Cash paid for interest	$734	$804

Cash paid for income taxes	$40,111	$18,207

Supplemental schedule of noncash transactions:

	Six months ended June 30,
	2002	2001
Stock-based compensation	$5,550	$6,831

8.    Subsequent Event

On July 22, 2002, BlackRock entered into two forward foreign currency exchange contracts of €10 million and £7 million as fair value hedges, which mature in December 2002. The purpose of these hedges is to protect the Company from foreign currency exposure related to specific non-dollar seed investments in certain offshore money market funds. During the term of these forward contracts, changes in fair value will be recognized in the consolidated statements of financial condition. A corresponding amount will be included in general and administrative expenses of the consolidated statements of income.

In July 2002, BlackRock and PNC entered into a revised agreement with respect to investment management services. The agreement incorporates a reduction in the rate of fees paid to PNC based on current market conditions with PNC related assets invested in the BlackRock Funds declining approximately $4.1 billion since inception of the previous agreement in May 1998 and which now comprise approximately 70% of BlackRock Funds as compared to 85% in 1998. Based on the current levels and mix of investments in the BlackRock Funds by PNC accounts, the agreement is expected to reduce fund administration and servicing costs-affiliates by approximately 25% annually as compared to the level of fund administration and servicing costs affiliates that would have been paid under the previous investment services agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $249.8 billion of assets under management at June 30, 2002. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Provident Institutional Funds (“BPIF”). In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. As of June 30, 2002, PNC indirectly owns approximately 69%, the public owns approximately 16% and BlackRock employees own approximately 15% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended June 30, 2002, June 30, 2001 and March 31, 2002 and six months ended June 30, 2002 and June 30, 2001:

BlackRock, Inc.

Financial Highlights
(Dollar amounts in thousands, except share data or otherwise stated)
(unaudited)

	Three months ended			Variance vs.
	June 30,		March 31,	June 30, 2001		March 31, 2002
	2002	2001	2002	Amount	%	Amount	%
Total revenue	$156,695	$135,262	$146,113	$21,433	16%	$10,582	7%
Total expense	$101,990	$92,554	$96,178	$9,436	10%	$5,812	6%
Operating income	$54,705	$42,708	$49,935	$11,997	28%	$4,770	10%
Net income	$34,836	$26,230	$31,399	$8,606	33%	$3,437	11%
Diluted earnings per share	$0.53	$0.40	$0.48	$0.13	33%	$0.05	10%
Average diluted shares outstanding	65,333,228	64,877,389	65,219,988	455,839	1%	113,240	0%
EBITDA (a)	$63,684	$51,722	$57,956	$11,962	23%	$5,728	10%
Operating margin (b)	37.8%	35.7%	37.6%
Assets under management ($ in millions)	$249,778	$212,694	$238,116	$37,084	17%	$11,662	5%

	Six months ended June 30,		Variance vs.
	2002	2001	Amount	%
Total revenue	$302,808	$268,971	$33,837	13%
Total expense	$198,168	$184,343	$13,825	8%
Operating income	$104,640	$84,628	$20,012	24%
Net income	$66,235	$51,726	$14,509	28%
Diluted earnings per share	$1.01	$0.80	$0.21	26%
Average diluted shares outstanding	65,261,868	64,867,348	394,520	1%
EBITDA (a)	$121,640	$101,253	$20,387	20%
Operating margin (b)	37.7%	35.8%
Assets under management ($ in millions)	$249,778	$212,694	$37,084	17%

(a)    Earnings before interest expense, taxes, depreciation and amortization.
(b)    Operating income divided by total revenue less fund administration and servicing costs—affiliates.

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

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on assets under management. Performance fees are earned when investment performance exceeds a contractual threshold or as fixed percentage of actual returns over stipulated performance periods and, accordingly, may increase the volatility of BlackRock’s revenue and earnings.

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

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, and general and administration expense. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities, primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds. Intangible assets at June 30, 2002 and December 31, 2001 were $181.3 million and $181.7 million, respectively, with amortization expense of approximately $0.2 million and $2.6 million for the three months ended June 30, 2002 and 2001, respectively, and $0.4 million and $5.2 million for the six months ended June 30, 2002 and June 30, 2001, respectively. Intangible assets reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000. On July 20, 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level is required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Company adopted SFAS No. 142, effective on January 1, 2002, as required. Assuming no impairment adjustments are necessary, no future business combinations and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.08 per share in 2002 resulting from the cessation of goodwill amortization.

Assets Under Management

Assets under management increased $37.1 billion, or 17%, to $249.8 billion at June 30, 2002, compared with $212.7 billion at June 30, 2001. The growth in assets under management was attributable to increases of $28.2 billion or 20% in separate accounts and $8.9 billion or 12% in mutual fund assets.

The increase in separate accounts at June 30, 2002, as compared with June 30, 2001, was the result of net subscriptions of $20.2 billion and market appreciation of $8.0 billion. Net subscriptions in fixed income, equity, and alternative investment products accounts were $21.4 billion, $2.6 billion, and $1.1 billion, respectively, while liquidity- securities lending and liquidity separate account assets experienced net redemptions of $3.6 billion and $1.3 billion, respectively. The rise in fixed income and alternative investment products separate account assets was attributable to new client sales and increased fundings from existing clients associated with solid investment performance and client service and included approximately $6.6 billion of merger related terminations. The growth in equity separate account assets primarily reflected new business from international equity mandates of $3.0 billion and was partially offset by $0.4 billion from domestic equity redemptions due to weak relative investment performance and the continued decline in the U.S. stock markets. Liquidity-securities lending and liquidity separate account assets experienced net redemptions of $4.9 billion, with security lending mandates accounting for $3.6 billion or 72% of the outflows since June 2001 as a result of a substantial decline in equity values. Market appreciation of $8.0 billion in separate accounts largely reflected appreciation in fixed income assets of $8.9 billion due to declining interest rates, partially offset by market depreciation in equity assets of $0.8 billion.

The $8.9 billion increase in mutual fund assets since June 30, 2001 reflected net subscriptions of $10.9 billion, which was partially offset by $2.0 billion of market depreciation primarily in the BlackRock Funds associated with the decline in the equity markets and poor relative performance in a number of key products. Net subscriptions in BPIF and closed-end funds since June 30, 2001 were $9.2 billion and $3.8 billion, respectively, and was partially offset by $2.1 billion in net redemptions in the BlackRock Funds. The increase in BPIF assets was the result of strong sales driven in part by the decline in short-term interest rates and investors’ flight to quality. Management does not assume that the current level of BPIF assets will be sustained as the economy improves and short-term interest rates stabilize or begin to rise. The increase in closed-end funds was the result of the Company’s offering of new closed-end funds. Net redemptions in the BlackRock Funds since June 30, 2001 primarily reflected withdrawals by PNC’s private banking clients.

BlackRock experienced $7.9 billion in net subscriptions for the first six months of 2002 reflecting separate account net subscriptions of $12.1 billion offset by $4.2 billion of mutual fund redemptions. Fixed income, equity and alternative product separate accounts exhibited continued strong growth with net subscriptions of $17.7 billion which was partially offset by $5.7 billion of redemptions in lower fee security lending and liquidity separate account assets. Liquidity asset balances experienced significant volatility in the first six months of 2002, which could continue through the balance of 2002. Mutual fund net redemptions for the first six months of 2002 was attributable to $3.0 billion in net redemptions in the BlackRock Funds and $2.0 billion in net redemptions in the BPIF funds which was partially offset by $0.8 billion in net subscriptions in the BlackRock closed-end and short term investment funds.

BlackRock, Inc.

Assets Under Management
(Dollar amounts in millions)
(unaudited)

	June 30,		Variance
	2002	2001	Amount	%
All Accounts
Fixed income	$157,913	$122,809	$35,104	28.6%
Liquidity	70,599	65,615	4,984	7.6
Equity	15,898	19,791	(3,893)	(19.7)
Alternative investment products	5,368	4,479	889	19.8

Total	$249,778	$212,694	$37,084	17.4%

Separate Accounts
Fixed income	$140,738	$110,483	$30,255	27.4%
Liquidity	5,516	6,782	(1,266)	(18.7)
Liquidity-Securities lending	6,435	10,004	(3,569)	(35.7)
Equity	10,119	8,257	1,862	22.6
Alternative investment products	5,368	4,479	889	19.8

Subtotal	168,176	140,005	28,171	20.1

Mutual Funds
Fixed income	17,175	12,326	4,849	39.3
Liquidity	58,648	48,829	9,819	20.1
Equity	5,779	11,534	(5,755)	(49.9)

Subtotal	81,602	72,689	8,913	12.3

Total	$249,778	$212,694	$37,084	17.4%

The following tables present the component changes in BlackRock’s assets under management for the three months and six months ended June 30, 2002 and 2001, respectively. The data reflects certain reclassifications to conform with the current year’s presentation.

BlackRock, Inc.

Component Changes in Assets Under Management
(Dollar amounts in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
All Accounts
Beginning assets under management	$238,116	$201,636	$238,584	$203,769
Net subscriptions	8,209	10,172	7,898	8,074
Market appreciation	3,453	886	3,296	851

Ending assets under management	$249,778	$212,694	$249,778	$212,694

Separate Accounts
Beginning assets under management	$153,954	$132,711	$151,986	$133,743
Net subscriptions	10,189	6,871	12,078	3,897
Market appreciation	4,033	423	4,112	2,365

Ending assets under management	168,176	140,005	168,176	140,005

Mutual Funds
Beginning assets under management	84,162	68,925	86,598	70,026
Net subscriptions (redemptions)	(1,980)	3,301	(4,180)	4,177
Market appreciation (depreciation)	(580)	463	(816)	(1,514)

Ending assets under management	81,602	72,689	81,602	72,689

Total	$249,778	$212,694	$249,778	$212,694

BlackRock, Inc.

Assets Under Management
Quarterly Trend
(Dollar amounts in millions)
(unaudited)

	Quarter ended					Six months ended June 30, 2002
	2001			2002
	June 30	September 30	December 31	March 31	June 30
Separate Accounts
Fixed Income
Beginning assets under management	$107,371	$110,483	$118,336	$119,488	$123,983	$119,488
Net subscriptions	2,682	2,959	1,731	4,437	12,270	16,707
Market appreciation (depreciation)	430	4,894	(579)	58	4,485	4,543

Ending assets under management	110,483	118,336	119,488	123,983	140,738	140,738

Liquidity
Beginning assets under management	5,713	6,782	6,987	6,831	5,441	6,831
Net subscriptions (redemptions)	1,042	181	(171)	(1,395)	80	(1,315)
Market appreciation (depreciation)	27	24	15	5	(5)	—

Ending assets under management	6,782	6,987	6,831	5,441	5,516	5,516

Liquidity-Securities lending
Beginning assets under management	7,514	10,004	8,069	10,781	9,544	10,781
Net subscriptions (redemptions)	2,490	(1,935)	2,712	(1,237)	(3,109)	(4,346)
Market appreciation	—	—	—	—	—	—

Ending assets under management	10,004	8,069	10,781	9,544	6,435	6,435

Equity
Beginning assets under management	7,796	8,257	8,185	9,577	9,445	9,577
Net subscriptions (redemptions)	488	1,144	675	(80)	884	804
Market appreciation (depreciation)	(27)	(1,216)	717	(52)	(210)	(262)

Ending assets under management	8,257	8,185	9,577	9,445	10,119	10,119

Alternative investment products
Beginning assets under management	4,317	4,479	4,879	5,309	5,541	5,309
Net subscriptions	169	426	411	164	64	228
Market appreciation (depreciation)	(7)	(26)	19	68	(237)	(169)

Ending assets under management	4,479	4,879	5,309	5,541	5,368	5,368

Total Separate Accounts
Beginning assets under management	132,711	140,005	146,456	151,986	153,954	151,986
Net subscriptions	6,871	2,775	5,358	1,889	10,189	12,078
Market appreciation	423	3,676	172	79	4,033	4,112

Ending assets under management	$140,005	$146,456	$151,986	$153,954	$168,176	$168,176

Mutual Funds
Fixed Income
Beginning assets under management	$13,600	$12,326	$13,985	$15,754	$16,270	$15,754
Net subscriptions (redemptions)	(1,207)	1,397	2,000	644	565	1,209
Market appreciation (depreciation)	(67)	262	(231)	(128)	340	212

Ending assets under management	12,326	13,985	15,754	16,270	17,175	17,175

Liquidity
Beginning assets under management	44,252	48,829	56,221	62,141	59,994	62,141
Net subscriptions (redemptions)	4,577	7,392	5,920	(2,147)	(1,347)	(3,494)
Market appreciation	—	—	—	—	1	1

Ending assets under management	48,829	56,221	62,141	59,994	58,648	58,648

Equity
Beginning assets under management	11,073	11,534	8,934	8,703	7,898	8,703
Net redemptions	(69)	(558)	(1,040)	(697)	(1,198)	(1,895)
Market appreciation (depreciation)	530	(2,042)	809	(108)	(921)	(1,029)

Ending assets under management	11,534	8,934	8,703	7,898	5,779	5,779

Total Mutual Funds
Beginning assets under management	68,925	72,689	79,140	86,598	84,162	86,598
Net subscriptions (redemptions)	3,301	8,231	6,880	(2,200)	(1,980)	(4,180)
Market appreciation (depreciation)	463	(1,780)	578	(236)	(580)	(816)

Ending assets under management	$72,689	$79,140	$86,598	$84,162	$81,602	$81,602

BlackRock, Inc.

Assets Under Management
Quarterly Trend
(Dollar amounts in millions)
(unaudited)

	Quarter ended					Six months ended June 30, 2002
	2001			2002
	June 30	September 30	December 31	March 31	June 30
Mutual Funds
BlackRock Funds
Beginning assets under management	$24,383	$24,589	$22,790	$24,195	$22,176	$24,195
Net subscriptions (redemptions)	(253)	49	755	(1,830)	(1,123)	(2,953)
Market appreciation (depreciation)	459	(1,848)	650	(189)	(789)	(978)

Ending assets under management	24,589	22,790	24,195	22,176	20,264	20,264

BlackRock Global Series
Beginning assets under management	105	134	127	149	247	149
Net subscriptions (redemptions)	33	1	13	95	(52)	43
Market appreciation (depreciation)	(4)	(8)	9	3	13	16

Ending assets under management	134	127	149	247	208	208

BPIF
Beginning assets under management	37,047	41,954	48,889	53,167	52,534	53,167
Net subscriptions (redemptions)	4,907	6,935	4,278	(633)	(1,407)	(2,040)

Ending assets under management	41,954	48,889	53,167	52,534	51,127	51,127

Closed End
Beginning assets under management	6,841	5,440	6,728	8,512	8,611	8,512
Net subscriptions (redemptions)	(1,409)	1,212	1,865	149	586	735
Market appreciation (depreciation)	8	76	(81)	(50)	196	146

Ending assets under management	5,440	6,728	8,512	8,611	9,393	9,393

Short Term Investment Funds (STIF)
Beginning assets under management	549	572	606	575	594	575
Net subscriptions (redemptions)	23	34	(31)	19	16	35

Ending assets under management	572	606	575	594	610	610

Total Mutual Funds
Beginning assets under management	68,925	72,689	79,140	86,598	84,162	86,598
Net subscriptions (redemptions)	3,301	8,231	6,880	(2,200)	(1,980)	(4,180)
Market appreciation (depreciation)	463	(1,780)	578	(236)	(580)	(816)

Ending assets under management	$72,689	$79,140	$86,598	$84,162	$81,602	$81,602

Operating results for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001.

Revenue

Total revenue for the three months ended June 30, 2002 increased $21.4 million or 16% to $156.7 million compared with $135.3 million for the three months ended June 30, 2001. Investment advisory and administration fees increased $17.1 million or 14% to $143.5 million for the three months ended June 30, 2002, compared with $126.4 million for the three months ended June 30, 2001. The growth in investment advisory and administration fees was primarily due to a 17% increase in assets under management to $249.8 billion at June 30, 2002. Other income of $13.2 million increased $4.4 million or 49% for the three months ended June 30, 2002 compared with $8.8 million for the three months ended June 30, 2001 primarily due to increased sales of BlackRock Solutions products and portfolio accounting services.

	Three months ended June 30,		Variance
	2002	2001	Amount	%
Dollar amounts in thousands	(unaudited)

Investment advisory and administration fees:
Mutual funds	$54,736	$54,791	($55)	-0.1%
Separate accounts	88,755	71,624	17,131	23.9

Total investment advisory and administration fees	143,491	126,415	17,076	13.5
Other income	13,204	8,847	4,357	49.2

Total revenue	$156,695	$135,262	$21,433	15.8%

Mutual fund advisory and administration fees for the second quarter were essentially flat compared with the three months ended June 30, 2001, with strong growth in BPIF, closed-end and STIF revenue of approximately $6.5 million, $2.2 million and $0.1 million, respectively, which was entirely offset by an $8.8 million or 28% decline in revenue from the BlackRock Funds. The increase in BPIF revenue was primarily due to increases in assets under management of $9.2 billion or 22% as compared with the second quarter of 2001 resulting from expanded sales efforts, solid investment performance and investors’ flight to quality. The rise in closed-end fund revenue was a result of an increase in assets of $4.0 billion or 73% due to the Company’s new fund offerings. The decrease in BlackRock Funds revenue was attributable to a decrease in assets of $4.3 billion or 18% primarily due to the continued weakness in the equity markets and poor relative investment performance in a number of key products.

Separate account revenue increased $17.1 million or 24% to $88.8 million for the three months ended June 30, 2002, compared with $71.6 million for the three months ended June 30, 2001. Excluding performance fees, advisory fees on separate accounts increased $11.7 million or 22% to $65.5 million for the three months ended June 30, 2002 compared with $53.7 million for the three months ended June 30, 2001. The increase was driven by a $28.2 billion or 20% increase in separate account assets under management particularly in fixed income and international equity separate accounts, which increased $30.3 billion and $2.6 billion, respectively and was partially offset by a decrease in liquidity and liquidity-securities lending separate accounts of $4.8 billion. Performance fees of $23.3 million for the three months ended June 30, 2002 increased $5.4 million or 30% compared with $17.9 million for the three months ended June 30, 2001. Performance fees earned on the Company’s fixed income hedge fund totaled $18.4 million for the second quarter of 2002 as compared with $16.8 million for the second quarter of 2001. Investment losses occurring late in the second quarter have resulted in a high water mark for the fund, which will substantially reduce the likelihood of earning additional performance fees for the remainder of 2002.

	Three months ended June 30,		Variance
	2002	2001	Amount	%
Dollar amounts in thousands	(unaudited)

Mutual funds revenue
BlackRock Funds	$22,892	$31,740	($8,848)	(27.9%)
Closed End Funds	9,873	7,617	2,256	29.6
BPIF	21,763	15,285	6,478	42.4
STIF	208	149	59	39.6

Total mutual funds revenue	54,736	54,791	(55)	(0.1)

Separate accounts revenue
Separate account base fees	65,451	53,705	11,746	21.9
Separate account performance fees	23,304	17,919	5,385	30.1

Total separate accounts revenue	88,755	71,624	17,131	23.9

Total investment advisory and administration fees	143,491	126,415	17,076	13.5

Other income	13,204	8,847	4,357	49.2

Total revenue	$156,695	$135,262	$21,433	15.8%

Expense

Total expense increased $9.4 million or 10% to $102.0 million for the three months ended June 30, 2002, compared with $92.6 million for the three months ended June 30, 2001. The change primarily reflects increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates and amortization of intangible assets.

	Three months ended June 30,		Variance
	2002	2001	Amount	%
Dollar amounts in thousands	(unaudited)

Employee compensation and benefits	$67,830	$55,534	$12,296	22.1%
Fund administration and servicing costs-affiliates	11,916	15,722	(3,806)	(24.2)
General and administration	22,043	18,684	3,359	18.0
Amortization of intangible assets	201	2,614	(2,413)	(92.3)

Total expense	$101,990	$92,554	$9,436	10.2%

Employee compensation and benefits increased $12.3 million primarily due to increased incentive compensation of $7.2 million reflecting accruals based on the growth of operating income, $2.7 million related to direct incentives on alternative product performance fees and $2.4 million in salary and benefits. Salary and benefit cost increases were the result of an 11% increase in full-time employees and $0.2 million attributable to investment returns associated with the recently established Voluntary and Involuntary Deferred Compensation programs. For the three months ended June 30, 2002, fund administration and servicing costs-affiliates declined $3.8 million or 24% due to lower levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $3.4 million or 18% to $22.0 million for the three months ended June 30, 2002 compared with $18.7 million for the three months ended June 30, 2001 largely due to higher marketing and promotional expenses and increased depreciation and leasehold amortization costs. Amortization of intangible assets decreased due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” effective on January 1, 2002, which changed the accounting for goodwill from an amortization method to an impairment-only approach.

	Three months ended June 30,		Variance
	2002	2001	Amount	%
Dollar amounts in thousands	(unaudited)

General and administration expense:
Marketing and promotional	$6,581	$5,399	$1,182	21.9%
Occupancy expense	5,020	2,871	2,149	74.9
Technology	4,535	3,499	1,036	29.6
Other general and administration	5,907	6,915	(1,008)	(14.6)

Total general and administration expense	$22,043	$18,684	$3,359	18.0%

Marketing and promotional expenses of $6.6 million for the three months ended June 30, 2002 increased $1.2 million or 22% primarily due to increased institutional marketing costs and expenses attributable to launching the new closed-end funds. Occupancy expense of $5.0 million for the three months ended June 30, 2002 increased $2.1 million due to higher depreciation and leasehold costs associated with corporate facility expansion, particularly at 40 East 52nd Street, New York, Wilmington, Delaware, San Francisco, California, Boston, Massachusetts and Hong Kong. Technology expenses increased approximately $1.0 million or 30% to $4.5 million for the three months ended June 30, 2002 as a result of higher depreciation charges associated with the completion of new data processing facilities in New York and Delaware, and capitalized investments to support the growth of BlackRock Solutions. The decrease in other general and administration expense was primarily due to foreign currency translation gains associated with the weakening of the U.S. dollar versus the Euro and U.K. pound.

Operating Income and Net Income

Operating income was $54.7 million for the three months ended June 30, 2002, representing a $12.0 million or 28% increase compared with the three months ended June 30, 2001. Non-operating income increased $1.4 million to $3.8 million for the three months ended June 30,2002 as compared with the three months ended June 30, 2001. The rise was primarily due to an increase of $0.9 million in gains on the sale of securities and a $0.2 million increase associated with investment returns on the recently established Voluntary and Involuntary Deferred Compensation programs. Income tax expense was $23.7 million and $18.9 million, representing effective tax rates of 40.5% and 41.9% for the three months ended June 30, 2002 and June 30, 2001, respectively. Net income totaled $34.8 million for the three months ended June 30, 2002 compared with $26.2 million for the three months ended June 30, 2001, representing an increase of $8.6 million or 33%.

Operating results for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001.

Revenue

Total revenue for the six months ended June 30, 2002 increased $33.8 million or 13% to $302.8 million compared with $269.0 million for the six months ended June 30, 2001. Investment advisory and administration fees increased $23.6 million or 9% to $275.3 million for the six months ended June 30, 2002, compared with $251.7 million for the six months ended June 30, 2001. The growth in investment advisory and administration fees was primarily due to a 17% increase in assets under management to $249.8 billion at June 30, 2002. Other income of $27.5 million increased $10.3 million or 60% for the six months ended June 30, 2002 compared with $17.2 million for the six months ended June 30, 2001 primarily due to increased sales of BlackRock Solutions products.

	Six months ended June 30,		Variance
	2002	2001	Amount	%
Dollar amounts in thousands	(unaudited)

Investment advisory and administration fees:
Mutual funds	$109,995	$109,707	$288	0.3%
Separate accounts	165,271	142,009	23,262	16.4

Total investment advisory and administration fees	275,266	251,716	23,550	9.4
Other income	27,542	17,255	10,287	59.6

Total revenue	$302,808	$268,971	$33,837	12.6%

Mutual fund advisory and administration fees increased $0.3 million to $110.0 million for the six months ended June 30, 2002, compared with $109.7 million for the six months ended June 30, 2001. The increase in mutual fund revenue was the result of increases in BPIF, closed end fund and STIF revenue of $11.9 million, $4.3 million and $0.1 million, respectively and was partially offset by a decrease of $16.0 million or 25% in BlackRock Funds revenue. The increase in BPIF revenue was primarily due to increases in assets under management of $9.2 billion or 22% at June 30, 2002 resulting from expanded sales efforts, solid investment performance and investors’ flight to quality. The rise in closed-end fund revenue was a result of an increase in assets of $4.0 billion or 73% due to the Company’s new fund offerings. The decrease in BlackRock Funds revenue was attributable to a decrease in assets of $4.3 billion or 18% primarily due to the continued weakness in the equity markets and poor relative investment performance in a number of key products.

Separate account revenue increased $23.3 million or 16% to $165.3 million for the six months ended June 30, 2002, compared with $142.0 million for the six months ended June 30, 2001. Excluding performance fees, advisory fees on separate accounts increased $22.5 million or 21% to $127.9 million for the six months ended June 30, 2002 compared with $105.4 million for the six months ended June 30, 2001. The increase reflected a $28.2 billion or 20% increase in separate account assets under management particularly in fixed income and international equity separate accounts of $30.3 billion and $2.6 billion, respectively and was partially offset by a decrease in liquidity and liquidity-securities lending separate accounts of $4.8 billion. Performance fees of $37.3 million for the six months ended June 30, 2002 increased $0.7 million or 2% compared with $36.6 million for the six months ended June 30, 2001. Performance fees earned on the Company’s fixed income hedge fund totaled $30.4 million for the first half of 2002 as compared to $32.8 million for the first half of 2001. Investment losses occurring late in the second quarter have resulted in a high water mark for the fund, which will substantially reduce the likelihood of earning additional performance fees for the remainder of 2002.

	Six months ended June 30,		Variance
	2002	2001	Amount	%
Dollar amounts in thousands	(unaudited)

Mutual funds revenue
BlackRock Funds	$48,587	$64,603	($16,016)	(24.8%)
Closed End Funds	19,361	15,075	4,286	28.4
BPIF	41,637	29,744	11,893	40.0
STIF	410	285	125	43.9

Total mutual funds revenue	109,995	109,707	288	0.3

Separate accounts revenue
Separate account base fees	127,950	105,421	22,529	21.4
Separate account performance fees	37,321	36,588	733	2.0

Total separate accounts revenue	165,271	142,009	23,262	16.4

Total investment advisory and administration fees	275,266	251,716	23,550	9.4

Other income	27,542	17,255	10,287	59.6

Total revenue	$302,808	$268,971	$33,837	12.6%

Expense

Total expense increased $13.8 million or 8% to $198.1 million for the six months ended June 30, 2002, compared with $184.3 million for the six months ended June 30, 2001. The change primarily reflects increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates and amortization of intangible assets.

	Six months ended June 30,		Variance
	2002	2001	Amount	%
Dollar amounts in thousands	(unaudited)

Employee compensation and benefits	$128,217	$110,964	$17,253	15.5%
Fund administration and servicing costs-affiliates	25,094	32,412	(7,318)	(22.6)
General and administration	44,455	35,739	8,716	24.4
Amortization of intangible assets	402	5,228	(4,826)	(92.3)

Total expense	$198,168	$184,343	$13,825	7.5%

Employee compensation and benefits increased $17.3 million primarily due to increased incentive compensation of $10.9 million reflecting accruals based on the growth of operating income, $5.8 million in salary and benefits and $0.6 million related to direct incentives on alternative product performance fees. Salary and benefit cost increases were the result of a 11% increase in full-time employees and $0.5 million attributable to investment returns associated with the recently established Voluntary and Involuntary Deferred Compensation programs. For the six months ended June 30, 2002, fund administration and servicing costs-affiliates declined $7.3 million or 23% due to lower levels of PNC client assets invested in the BlackRock Funds. General and administration expenses increased $8.7 million or 24% to $44.4 million for the six months ended June 30, 2002 compared with $35.7 million for the six months ended June 30, 2001 largely due to higher marketing and promotional expenses and increased depreciation and leasehold amortization costs. Amortization of intangible assets decreased due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” effective on January 1, 2002, which changed the accounting for goodwill from an amortization method to an impairment-only approach.

	Six months ended June 30,		Variance
	2002	2001	Amount	%
Dollar amounts in thousands	(unaudited)

General and administration expense:
Marketing and promotional	$12,497	$10,246	$2,251	22.0%
Occupancy expense	9,742	5,407	4,335	80.2
Technology	8,932	6,654	2,278	34.2
Other general and administration	13,284	13,432	(148)	(1.1)

Total general and administration expense	$44,455	$35,739	$8,716	24.4%

Marketing and promotional expenses of $12.5 million for the six months ended June 30, 2002 increased $2.3 million or 22% primarily due to increased institutional marketing costs and expenses associated with launching the new closed-end funds. Occupancy expense of $9.7 million for the six months ended June 30, 2002 increased $4.3 million due to higher depreciation and leasehold amortization costs associated with corporate facility expansion, particularly at 40 East 52nd Street, New York, Wilmington, Delaware, San Francisco, California, Boston, Massachusetts and Hong Kong. Technology expenses increased approximately $2.3 million or 34% to $8.9 million for the six months ended June 30, 2002 as a result of higher depreciation charges associated with the completion of new data processing facilities in New York and Delaware, and capitalized investments to support the growth of BlackRock Solutions.

Operating Income and Net Income

Operating income was $104.6 million for the six months ended June 30, 2002, representing a $20.0 million or 24% increase compared with the six months ended June 30, 2001. Non-operating income increased $2.6 million to $6.7 million for the six months ended June 30,2002 as compared with the six months ended June 30, 2001. The rise was primarily due to a increase of $1.0 million in gains on the sale of securities and a $0.5 million increase associated with investment returns on the recently established Voluntary and Involuntary Deferred Compensation programs. Income tax expense was $45.1 million and $37.0 million, representing effective tax rates of 40.5% and 41.7% for the six months ended June 30, 2002 and June 30, 2001, respectively. Net income totaled $66.2 million for the six months ended June 30, 2002 compared with $51.7 million for the six months ended June 30, 2001, representing an increase of $14.5 million or 28%.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash provided by the Company’s operating activities totaled $26.9 million for the six months ended June 30, 2002. Operating activities for the six months ended June 30, 2002, included net purchases of investments, trading of approximately $17.4 million, which represented initial investments related to the Company’s Voluntary and Involuntary Deferred Compensation Plans and $1.4 million in net gains on investments. The increase in receivables from affiliates since December 31, 2001 was primarily due to the recognition of a deferred tax asset on the amounts transferred under the Company’s new Voluntary and Involuntary Deferred Compensation Plans.

Net cash flow used in investing activities was $36.9 million for the six months ended June 30, 2002. Capital expenditures for the six months ended June 30, 2002 for property and equipment was $31.8 million and primarily reflected construction costs for 40 East 52nd Street and the purchase of equipment to support corporate expansion and the growth of BlackRock Solutions. Net purchases of investments, available for sale were $5.1 million for the six months ended June 30, 2002, reflected purchases of $123.3 million in the BlackRock Funds Low Duration Bond Portfolio and $3.5 million in seed investments partially offset by redemptions of $85.1 million and $35.0 million in the BlackRock Funds Intermediate Bond Portfolio and BlackRock Funds Core Plus Total Return Portfolio, respectively.

Net cash flow used in financing activities was $7.5 million for the six months ended June 30, 2002. Financing activities primarily represented treasury stock activity for the six months ended June 30, 2002. On January 31, 2002, in connection with the Long-term Deferred Compensation Plan, BlackRock repurchased approximately 150,000 shares of class A common stock at a fair market value of $42.33 per share from certain employees to facilitate required employee income tax payments. On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000 of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions. To date, BlackRock has not purchased any shares of its outstanding class A common stock under this repurchase program. In connection with the BlackRock Inc. 2001 Employee Stock Purchase Plan (“ESPP”), the Company reissued approximately 44,000 shares of class A treasury stock to its participants on January 31, 2002. During February 2002, the Company also purchased class B common stock from a former BlackRock employee in the amount of $2.1 million.

Total capital at June 30, 2002 was $561.2 million and was comprised entirely of stockholders’ equity.

Contractual Obligations and Commercial Commitments

The Company leases office space in New York, New York, Edinburgh, Scotland, Hong Kong, San Francisco, California, and Boston, Massachusetts under agreements which expire through 2017. Future minimum commitments under all operating leases are $174.3 million.

In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%. At June 30, 2002, the future commitment under the agreement is $9.5 million.

As of June 30, 2002 and 2001, the Company had an unused revolving line of credit, which will expire in December 2002, with PNC Bank whereby the Company may borrow principal amounts up to $175 million at prime rate (4.75% at June 30, 2002).

The Company enters into various contractual commitments with BlackRock sponsored funds in order to provide seed investments in new products. Approximately $7.9 million of these commitments remained unfunded at June 30, 2002.

Summary of Commitments:

	Total	2002	2003	2004	2005	2006	Thereafter
(Dollar amounts in thousands)

Lease Commitments	$174,276	$5,529	$10,907	$10,822	$10,713	$10,867	$125,438
Acquired Management Contract	9,500	—	1,500	1,500	1,500	1,000	4,000
Investment Commitments	7,900	7,900	—	—	—	—	—
Line of Credit with PNC	—	—	—	—	—	—	—

Total Commitments	$191,676	$13,429	$12,407	$12,322	$12,213	$11,867	$129,438

Long-term Incentive and Retention Plan-Status

BlackRock and PNC are continuing to develop a new long-term incentive and retention program for key employees in anticipation of the lapse of all employment agreements and final vesting of substantially all restricted stock on December 31, 2002. Management expects to announce the terms of the new program shortly.

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

Investments

The Company’s investments are classified as trading and available for sale. Investments, trading represent matching investments made by, and held in a Rabbi Trust for, the Company with respect to the BlackRock Voluntary and Involuntary Deferred Compensation Plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as non-operating income or loss. Investments, available for sale consist primarily of investments in BlackRock funds and certain institutional and private placement portfolios (“alternative investment products”) and are stated at quoted market values. Securities, which are not readily marketable, (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management. The resulting unrealized gains and losses on investments, available for sale are included in the accumulated other comprehensive loss component of stockholders’ equity, net of tax. Realized gains and losses on investments and interest and dividend income are included in investment income (expense) in the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if they are other than temporary. Any impairment on investments, other than temporary impairments, is recorded in earnings.

Intangible Assets

Intangible assets are comprised of goodwill and management contract acquired. For the three months and six months ended June 30, 2001, goodwill was amortized on a straight-line basis over 25 years. On July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new standard. Impairment testing for goodwill at a reporting unit level is required on at least an annual basis. The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002, as required. Assuming no impairment adjustments are necessary, no future business combinations, and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.08 per share in 2002 as a result of the cessation of goodwill amortization. Management contract acquired is amortized in proportion to and over the period of contract revenue, which is ten years. The Company continually evaluates the carrying value of intangible assets. Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value. In such instances, impairment, if any, is measured on a discounted future cash flow basis.

Software Costs

The Company has adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs are being amortized over an estimated useful life of three years.

Stock-based Compensation

The Company follows SFAS No. 123, “Accounting for Stock-based Compensation,” and has adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Fair value disclosures are included in the notes to the consolidated financial statements as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining contractual investment return thresholds or as a fixed percentage of actual returns over stipulated performance periods. Such fees are recorded as earned. Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal. At June 30, 2002, no performance fees recorded by the Company are subject to reversal.

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

Revenues for services provided to these mutual funds including amounts associated with clients of PNC affiliated entities are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(Dollar amounts in thousands)	(unaudited)

Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$16,114	$23,338	$34,396	$47,257
Other	6,778	8,400	14,190	17,344
BlackRock Closed-end Funds—Other	9,873	7,617	19,361	15,075
BlackRock Provident Institutional Funds
PNC	3,458	2,948	6,881	5,819
Other*	18,305	12,338	34,757	23,926
Commingled Funds—PNC	208	150	410	286

	$54,736	$54,791	$109,995	$109,707

*	Includes the International Dollar Reserve Fund, I, Ltd, a Cayman Islands open ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries and affiliates for a fee, based on assets under management. In addition, the Company provides risk management and model portfolio services to PNC.

Revenues for such services are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(Dollar amounts in thousands)	(unaudited)

Investment advisory and administration fees:
Separate accounts	$3,941	$3,156	$7,401	$6,764
Model Portfolio Services	1,101	1,098	2,201	2,196
Other income-risk management	1,250	1,250	2,500	2,500
Fixed income trading services	282	282	564	564

	$6,574	$5,786	$12,666	$12,024

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

PNC also provides general and administration services to the Company. Charges for such services were based on actual usage or on defined formulas, which in management’s view, resulted in reasonable allocations. Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(Dollar amounts in thousands)	(unaudited)

Fund administration and servicing costs-affiliates	$11,916	$15,722	$25,094	$32,412
General and administration	1,587	1,757	3,187	3,704
General and administration-consulting	300	—	600	—

	$13,803	$17,479	$28,881	$36,116

Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Payable to affiliates was $21,473 and $15,972 at June 30, 2002 and December 31, 2001, respectively. These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable. These amounts do not bear interest.

Included in accounts receivable is approximately $4,770 and $5,387 at June 30, 2002 and December 31, 2001, respectively, which primarily represents investment and administration services provided to PNC subsidiaries and affiliates.

Receivable from affiliates was approximately $8,809 and $2,569 at June 30, 2002 and December 31, 2001, respectively. The amount primarily represents reimbursed expenses due from the BlackRock Funds and affiliates as well as a deferred tax asset on the amounts associated with the Company’s Voluntary and Involuntary Deferred Compensation Plans.

Off-Balance Sheet Activities

As an investment manager of alternative and traditional investment products, the Company has investments in and/or may provide investment management, advisory or administrative services to funds and other investment companies organized as limited liability companies (“LLC”), corporations or business trusts.

Specifically, BlackRock acts as the collateral manager for four CBO funds organized as corporations or limited liability companies. At June 30, 2002, aggregate assets and debt in the CBO’s approximated $1.9 billion and $1.8 billion, respectively. BlackRock’s equity ownership was approximately $14.7 million at June 30, 2002.

BlackRock serves as the investment manager for two fixed income hedge funds (“Obsidian Funds”), with one fund structured as an LLC and the other as a corporate entity, that engage in the trading of fixed income securities. BlackRock serves as the managing member for the LLC, which had total assets and liabilities of approximately $23.8 billion and $23.3 billion, respectively. BlackRock’s equity ownership was approximately $0.1 million at June 30, 2002.

Under current accounting principles generally accepted in the United States, the Company has not consolidated the CBO’s or the Obsidian Funds because non-affiliated parties have sufficient equity ownership and BlackRock has not guaranteed any of their obligations nor is it contractually liable for any of their obligations. Accordingly, the statements of financial condition and results of operations of the CBO’s and the LLC are not included in BlackRock’s financial statements with the exception of BlackRock’s equity ownership. The accounting for special purpose entities is currently under review by the Financial Accounting Standards Board and the conditions for consolidation or non-consolidation of such entities could change.

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in reduced demand for products or services or reduced value of assets under management; (3) the investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes; (10) the impact of legislative and regulatory actions and reforms; and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC and (11) terrorist activities, including the September 11 terrorist attacks, which may adversely affect the general economy, financial and capital markets, specific industries, and BlackRock. BlackRock cannot predict the severity or duration of effects stemming from such activities or any actions taken in connection with them.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock’s investments, trading represent matching investments made by, and held in a Rabbi Trust for, the Company with respect to the BlackRock Voluntary and Involuntary Deferred Compensation Plans. As of June 30, 2002, the fair market value of these investments was $17.8 million. BlackRock’s investments, available for sale, consist primarily of investments in BlackRock funds and certain institutional and private placement portfolios. Occasionally, the Company invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or account to establish a performance history. As of June 30, 2002, the fair market value of seed investments was $21.3 million. The fair market value of BlackRock’s other investments included in the mutual funds total, as stated below, was $123.9 million as of June 30, 2002 and is comprised of $123.9 million in the BlackRock Funds Low Duration Bond Portfolio. These investments expose BlackRock to equity price risk. BlackRock did not hold any derivative securities to hedge its investments through the period ended June 30, 2002. The following table summarizes the fair values of the investments and provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% increase or decrease in equity prices:

	Fair Market Value	Fair market value assuming 10% increase in market price	Fair market value assuming 10% decrease in market price
June 30, 2001

Trading	$17,800	$19,580	$16,020

Total investments, trading	17,800	19,580	16,020

Mutual funds	132,946	146,241	119,651
Collateralized bond obligation	11,061	12,167	9,955
Other	1,196	1,316	1,076

	145,203	159,723	130,683

Total investments, trading and available for sale	$163,003	$179,303	$146,703

PART II – OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of BlackRock was held on May 14, 2002, for the purpose of considering and acting upon the following:

Four Class III directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominee	For	Against/Withheld

Murry S. Gerber	243,007,295	220,798
Walter E. Gregg, Jr.	242,952,545	275,548
James Grosfeld	243,007,295	220,298
Helen P. Pudlin	233,761,740	275,661

There were no broker non-votes. The continuing directors of BlackRock are Laurence D. Fink, Ralph L. Schlosstein, Frank T. Nickell, Laurence M. Wagner, James E. Rohr and Thomas H. O’Brien.

With respect to the preceding matters, holders of BlackRock’s class A common stock, and class B common stock voted together as a single class. Holders of BlackRock’s class A common stock are entitled to one vote per share. Holders of BlackRock’s class B common stock are entitled to five votes per share.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.3(1)	1999 Annual Incentive Performance Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Form of Employment Agreement. +

10.6(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.7(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.8(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.9(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.11(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.12(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.13(4)	Amendment No. 1 to the 1999 Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.15(4)	Amendment No. 2 to the 1999 Stock Award and Incentive Plan. +

10.16(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.17(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.18(7)	BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.19	BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.20(8)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2001.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68668), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
+	Denotes compensatory plan.

(b)    Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC. (Registrant)

		By:	/s/ PAUL L. AUDET
Date:	August 13, 2002		Paul L. Audet Managing Director & Chief Financial Officer