Form 10-Q
period 2002-09-30
BLACKROCK INC /NY
filed 2002-11-13
CIK 1060021

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

          As of October 31, 2002, there were 17,501,696 shares of the registrant’s class A common stock outstanding and 47,325,060 shares of the registrant’s class B common stock outstanding.

BlackRock Inc.
Index to Form 10-Q

PART I  –    FINANCIAL INFORMATION
Item 1.           Financial Statements

BlackRock, Inc.
Consolidated Statements of Financial Condition
(Dollar amounts in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Cash and cash equivalents	$213,675	$186,451
Accounts receivable	109,115	94,090
Investments (cost: $188,237 and $143,600, respectively)	180,462	139,126
Property and equipment, net	93,527	70,510
Intangible assets, net	181,082	181,688
Receivable from affiliates	2,729	2,569
Other assets	8,984	10,044

Total assets	$789,574	$684,478

Liabilities and stockholders’ equity
Accrued compensation	$140,847	$146,019
Accounts payable and accrued liabilities
Affiliate	16,655	15,972
Other	18,540	19,075
Acquired management contract obligation	6,578	7,344
Other liabilities	11,030	9,951

Total liabilities	193,650	198,361

Stockholders’ equity
Common stock, class A, 17,484,583 and 15,916,944 shares issued, respectively	175	159
Common stock, class B, 47,606,341 and 48,674,607 shares issued, respectively	476	487
Additional paid - in capital	197,695	184,041
Retained earnings	406,899	307,498
Unearned compensation	(1,881)	(1,927)
Accumulated other comprehensive loss	(3,527)	(3,537)
Treasury stock, class B, at cost, 280,087 and 125,633 shares issued, respectively	(3,913)	(604)

Total stockholders’ equity	595,924	486,117

Total liabilities and stockholders’ equity	$789,574	$684,478

See accompanying notes to consolidated financial statements.

PART I  –    FINANCIAL INFORMATION (continued)
Item 1.           Financial Statements (continued)

BlackRock, Inc.
Consolidated Statements of Income
(Dollar amounts in thousands, except share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenue
Investment advisory and administration fees
Mutual funds	$52,009	$52,751	$162,004	$162,458
Separate accounts	70,149	71,430	235,420	213,439
Other income
Affiliate	1,250	1,250	3,750	3,750
Other	13,724	9,351	38,766	24,106

Total revenue	137,132	134,782	439,940	403,753

Expense
Employee compensation and benefits	50,156	53,932	178,372	164,896
Fund administration and servicing costs - affiliates	7,831	15,016	32,925	47,428
General and administration
Affiliate	2,265	2,102	6,052	5,806
Other	21,183	18,587	61,852	50,622
Amortization of intangible assets	201	2,613	603	7,841

Total expense	81,636	92,250	279,804	276,593

Operating income	55,496	42,532	160,136	127,160
Non-operating income (expense)
Investment income	408	2,890	7,443	7,384
Interest expense	(164)	(172)	(519)	(574)

Total non-operating income	244	2,718	6,924	6,810

Income before income taxes	55,740	45,250	167,060	133,970
Income taxes	22,575	17,874	67,659	54,868

Net income	$33,165	$27,376	$99,401	$79,102

Earnings per share
Basic	$0.51	$0.43	$1.54	$1.23
Diluted	$0.51	$0.42	$1.52	$1.22
Weighted-average shares outstanding
Basic	64,798,908	64,284,768	64,725,309	64,231,342
Diluted	65,338,340	64,947,840	65,303,080	64,897,087

See accompanying notes to consolidated financial statements.

PART I  –    FINANCIAL INFORMATION (continued)
Item 1.          Financial Statements (continued)

BlackRock, Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
(unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities
Net income	$99,401	$79,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,951	18,899
Stock-based compensation	4,104	3,784
Deferred income taxes	12,039	2,619
Tax benefit from stock-based compensation	6,668	5,230
Purchase of investments, trading, net	(17,350)	—
Net loss on investments	621	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(15,025)	(13,184)
Increase in receivable from affiliates	(12,199)	(798)
Decrease in other assets	1,060	2,552
Increase (decrease) in accrued compensation	378	(8,292)
Increase in accounts payable and accrued liabilities	148	29,012
Increase in other liabilities	1,079	867

Cash provided by operating activities	96,875	119,791

Cash flows from investing activities
Purchase of property and equipment	(38,365)	(26,602)
Purchase of investments, net	(25,816)	(126,305)

Cash used in investing activities	(64,181)	(152,907)

Cash flows from financing activities
Issuance of class A common stock	2,212	281
Purchase of treasury stock	(9,826)	(6,472)
Reissuance of treasury stock	1,691	246
Acquired management contract obligation payment	(766)	(696)

Cash used in financing activities	(6,689)	(6,641)

Effect of exchange rate changes on cash and cash equivalents	1,219	(1)
Net increase (decrease) in cash and cash equivalents	27,224	(39,758)
Cash and cash equivalents, beginning of period	186,451	192,590

Cash and cash equivalents, end of period	$213,675	$152,832

PART I  –    FINANCIAL INFORMATION (continued)
Item 1.          Financial Statements (continued)

BlackRock, Inc.
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002 and 2001
(Dollar amounts in thousands, except share data)
(unaudited)

1.     Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”), an indirect majority owned subsidiary of The PNC Financial Services Group, Inc. (“PNC”), included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The Company follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year’s results.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results could differ from those estimates.

Investments

The Company’s investments are classified as trading and available for sale.  Investments, trading, represent investments made by the Company and held in a Rabbi Trust with respect to senior employee elections under the BlackRock Voluntary and Involuntary Deferred Compensation Plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense).  Investments, available for sale, consist primarily of investments in BlackRock funds and certain institutional and private placement portfolios  (“alternative investment products”), and are stated at market values.  Securities, which are not readily marketable (alternative investment products), are stated at their estimated fair market value as determined by the Company’s management.  The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax.  Realized gains and losses on trading and available for sale investments and interest and dividend income are included in investment income (expense) in the accompanying consolidated statements of income.  The Company’s management periodically assesses impairment on investments to determine if it is other than temporary.  Any impairment on investments which is deemed other than temporary is recorded in non-operating income (expense) on the consolidated statements of income.

PART I  –    FINANCIAL INFORMATION (continued)
Item 1.         Financial Statements (continued)

1.     Significant Accounting Policies (continued)

Intangible Assets

Intangible assets are comprised of goodwill and management contract acquired.  For the three months and nine months ended September 30, 2001, goodwill was amortized on a straight-line basis over 25 years.  On July 20, 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new statement.  Impairment testing for goodwill at a reporting unit level is required on at least an annual basis.  The new statement also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets.  The Company adopted SFAS No. 142, effective on January 1, 2002, as required.  As a result of adopting SFAS No. 142, the Company’s diluted earnings per share has increased by approximately $.06 per share during the nine months ended September 30, 2002.  Assuming no impairment adjustments are necessary, no future business combinations, and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.02 per share during the remainder of 2002 as a result of the cessation of goodwill amortization.  Management contract acquired is amortized in proportion to, and over the period of, contract revenue, which is ten years.  The Company regularly evaluates the carrying value of intangible assets.  Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value.  In such instances, impairment, if any, is measured on a discounted future cash flow basis.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB also issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” which nullified Emerging Issue Task Force Issue (“Issue”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” by requiring the recognition of a liability for a cost associated with an exit or disposal activity only when the liability is incurred.  Under the Issue, a liability for an exit cost could be recorded at the date of an entity’s commitment to an exit plan.  The adoption of this statement, which is effective January 1, 2003, is not expected to have a material impact on the Company’s financial statements.

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities.  SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those investments at fair value.  The Company adopted the new statement as of January 1, 2001.

The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of its assets and liabilities.  Derivative financial instruments are not entered into for trading or speculative purposes.  The premium or discount on an instrument is amortized over the life of the contract.  Changes in the fair value of the Company’s derivative financial instruments are recognized in current earnings, offset by the corresponding gain or loss on the related foreign denominated assets or liabilities, in the consolidated statements of income.

Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period presentation.

PART I  –    FINANCIAL INFORMATION (continued)
Item 1.          Financial Statements (continued)

2.     Investments, Trading and Available for Sale

A summary of the cost and fair market value of investments are as follows:

		Gross Unrealized		Fair Market Value

	Cost	Gains	Losses

September 30, 2002
Trading	$17,350	—	$1,586	$15,764

Total investments, trading	17,350	—	1,586	15,764

Mutual funds	154,766		251	154,515
Collateralized bond obligations	14,924	—	5,938	8,986
Other	1,197	—	—	1,197

Total investments, available for sale	170,887	—	6,189	164,698

Total investments, trading and available for sale	$188,237	—	$7,775	$180,462

December 31, 2001
Mutual funds	$129,304	—	$1,882	$127,422
Collateralized bond obligations	12,689	—	2,607	10,082
Other	1,607	15	—	1,622

Total investments, available for sale	$143,600	$15	$4,489	$139,126

BlackRock acts as investment advisor for all investments.

Net realized gains (losses) on the sale of investments totaled $(7) and $71 for the three months ended September 30, 2002 and September 30, 2001, respectively, and $966 and $77 for the nine months ended September 30, 2002 and 2001, respectively.

3.     Intangible Assets

Intangible assets at September 30, 2002 consisted of the following:

	Goodwill	Management Contract Acquired	Total Intangible Assets

Balance at December 31, 2001	$240,797	$8,040	$248,837
Accumulated amortization at September 30, 2002	65,842	1,913	67,755

Balance at September 30, 2002	$174,955	$6,127	$181,082

PART I  –    FINANCIAL INFORMATION (continued)
Item 1.         Financial Statements (continued)

3.     Intangible Assets (continued)

a)     Goodwill

The consolidated financial statements reflect the results of operations of the former BlackRock Financial Management, L.P. and BFM Advisory L.P., which were acquired by PNC on February 28, 1995.  Goodwill recognized at acquisition approximated $240,000 and was amortized on a straight-line basis over 25 years.  On July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach.  The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new statement.  As required, BlackRock performs impairment testing for goodwill at a reporting unit level on at least an annual basis.

b)     Management Contract Acquired

On May 15, 2000, BlackRock entered into a contract in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT.  This agreement assigned the managerial rights and duties of CORE Cap, Inc.’s former manager to BlackRock for consideration in the amount of $12,500 to be paid by BlackRock over a ten-year period.  The present value of the acquired contract using an imputed interest rate of 10% was $8,040 on the date of acquisition.  This amount was recorded as an intangible asset and is being amortized in proportion to, and over the period of, contract revenue, which is ten years.  If BlackRock were terminated as manager of the REIT with cause, the then remaining present value of future payments would be written off.  If BlackRock were terminated without cause, the REIT would be required to reimburse BlackRock for the remaining payments.

The following table reflects the adoption of SFAS No. 142:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Reported net income	$33,165	$27,376	$99,401	$79,102
Goodwill amortization, net of tax	—	1,292	—	3,875

Adjusted net income	$33,165	$28,668	$99,401	$82,977

Basic earnings per share:
Reported	$0.51	$0.43	$1.54	$1.23
Goodwill amortization, net of tax	—	0.02	—	0.06

Adjusted	$0.51	$0.45	$1.54	$1.29

Diluted earnings per share:
Reported	$0.51	$0.42	$1.52	$1.22
Goodwill amortization, net of tax	—	0.02	—	0.06

Adjusted	$0.51	$0.44	$1.52	$1.28

PART I  –    FINANCIAL INFORMATION (continued)
Item 1.          Financial Statements (continued)

3.     Intangible Assets (continued)

The Company expects amortization expense related to the management contract acquired to be $201 for the remainder of 2002 and $804 annually for 2003 through 2006.

4.     Derivative Financial Instruments

The Company currently enters into forward foreign currency exchange contracts with a major multinational financial institution to hedge foreign currency exposures related to non-dollar denominated investments in its consolidated statements of financial condition.  At September 30, 2002, the contracts had a notional amount and fair value of $20,986 and $131, respectively.  All contracts mature on December 27, 2002.  The Company had no derivative financial instruments outstanding at December 31, 2001.

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

5.     Other Income

Other income consists of the following:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Risk management and investment system services	$12,911	$9,799	$38,216	$25,974
Other	2,063	802	4,300	1,882

	$14,974	$10,601	$42,516	$27,856

PART I  –    FINANCIAL INFORMATION (continued)
Item 1.          Financial Statements (continued)

6.     Common Stock (continued)

BlackRock’s class A, $0.01 par value, common shares authorized was 250,000,000 shares as of September 30, 2002 and December 31, 2001, respectively.  BlackRock’s class B, $0.01 par value, common shares authorized was 100,000,000 shares as of September 30, 2002 and December 31, 2001, respectively.

The Company’s common shares issued and outstanding and related activity consists of the following:

	Shares issued

	Common shares Class		Treasury shares Class		Shares outstanding Class

	A	B	A	B	A	B

December 31, 2001	15,916,944	48,674,607	—	(125,633)	15,916,944	48,548,974
Conversion of class B stock to class A stock	1,004,817	(1,068,266)	63,449	(16,607)	1,068,266	(1,084,873)
Issuance of shares to Nonemployee Directors	2,591	—	—	—	2,591	—
Issuance of class A common stock	554,269	—	—	—	554,269	—
Treasury stock transactions	5,962	—	(63,449)	(137,847)	(57,487)	(137,847)

September 30, 2002	17,484,583	47,606,341	—	(280,087)	17,484,583	47,326,254

7.     Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net income	$33,165	$27,376	$99,401	$79,102
Other comprehensive income gain (loss):
Unrealized gain (loss) from investments, available for sale, net	(1,195)	(310)	(1,210)	1,087
Foreign currency translation gain (loss)	575	509	1,219	(1)

Comprehensive income	$32,545	$27,575	$99,410	$80,188

PART I  –    FINANCIAL INFORMATION (continued)
Item 1.          Financial Statements (continued)

8.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net income	$33,165	$27,376	$99,401	$79,102

Basic weighted-average shares outstanding	64,798,908	64,284,768	64,725,309	64,231,342
Dilutive potential shares from forward sales	53,639	107,277	53,639	107,277
Dilutive potential shares from stock options	485,793	555,795	524,132	558,468

Dilutive weighted-average shares outstanding	65,338,340	64,947,840	65,303,080	64,897,087

Basic earnings per share	$0.51	$0.43	$1.54	$1.23

Diluted earnings per share	$0.51	$0.42	$1.52	$1.22

In calculating diluted earnings per share, common stock equivalents of 1,710,376 and 2,522,679 for the three months ended September 30, 2002 and September 30, 2001, respectively, and 500,376 and 2,522,679 for the nine months ended September 30, 2002 and September 30, 2001, respectively, were excluded due to their anti-dilutive effect on the calculations.

9.     Related Party Transaction

On July 23, 2002, BlackRock and PNC entered into a revised agreement with respect to investment management services.  The agreement incorporates a reduction in the rate of fees paid to PNC based on current market conditions as PNC related assets invested in the BlackRock Funds declined approximately $6.0 billion since inception of the previous agreement in May 1998 and now comprise approximately 65% of the BlackRock Funds as compared to 85% in 1998.  The revised agreement has reduced fund administration and servicing costs-affiliates by approximately 33% during the three months ended September 30, 2002 as compared to the level of fund administration and servicing costs-affiliates that would have been paid under the previous investment services agreement.

10.     Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Nine months ended September 30,

	2002	2001

Cash paid for interest	$734	$804

Cash paid for income taxes	$62,179	$23,085

Supplemental schedule of noncash transactions:

	Nine months ended September 30,

	2002	2001

Stock-based compensation	$5,550	$6,831

PART I  –    FINANCIAL INFORMATION (continued)
Item 1.          Financial Statements (continued)

11.     Subsequent Events

BlackRock Inc. Long-Term Retention and Incentive Program

On October 10, 2002, the Company finalized the BlackRock, Inc. Long-Term Retention and Incentive Program (the “Plan”).  The Plan permits the grant of up to 3.5 million stock options at market, subject to vesting at December 31, 2006, and $240 million in deferred compensation awards (the “Compensation Awards”), subject to the achievement of certain performance hurdles no later than March 2007.  If the performance hurdles are achieved, up to $200 million of the Compensation Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to Plan participants, less withholding.  In addition, distributed shares to Plan participants will include an option to put such distributed shares back to BlackRock at fair market value.  BlackRock will fund the remainder of the Compensation Awards with up to $40 million in cash.

The Compensation Awards will vest at the end of any three-month period beginning in 2005 or 2006 during which the daily average closing price of the Company’s common stock is at least $65 per share.  If that performance hurdle is not achieved, the Company’s Compensation Committee of its Board of Directors may, in its sole discretion, vest a portion of the Compensation Awards if the Company realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and the Company’s publicly-traded stock performs in the top half of its peer group during that time.

There will be no expense recognition associated with the Compensation Awards unless vesting occurs or a partial vesting determination by the Compensation Committee is considered probable and estimable.  Once this determination is made, BlackRock will record compensation expense for the pro rata portion of the Compensation Awards earned to date.  Compensation expense for the remaining Compensation Awards will be recognized ratably through March 31, 2007.  In addition, at the time that the BlackRock common stock portion of the Compensation Awards are distributed, BlackRock will record an increase in stockholders’ equity equal to the fair market value of the BlackRock common stock distributed to employees from shares surrendered by PNC.  There will be no change in fully diluted shares upon vesting of the Compensation Awards because shares surrendered by PNC to fund the Compensation Awards are already issued and outstanding.

The terms of the Plan are subject to regulatory approval and to approval by BlackRock’s stockholders at the next annual meeting in May 2003.

Acquisition

On November 4, 2002, the Company purchased certain assets and liabilities of Cyllenius Partners GP, LLC and Cyllenius Capital Management LP (collectively, “Cyllenius”) for $1.9 million in cash at closing.  Cyllenius serves as investment manager and general partner to several investment vehicles trading primarily in all-cap growth equity securities.  The ultimate purchase price of Cyllenius may include future contingent payments based upon the performance of Cyllenius’ current investment vehicles and growth in the Company’s Boston-based small and mid cap growth equity investment advisory business as a whole.  The contingent payments will be made on or about August 31, 2003 and January 30, 2004.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $246 billion of assets under management at September 30, 2002.  BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including the BlackRock Funds and the BlackRock Provident Institutional Funds (“BPIF”).  In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name.  BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services.  As of September 30, 2002, PNC indirectly owns approximately 69%, the public owns approximately 16% and BlackRock employees own approximately 15% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended September 30, 2002, September 30, 2001 and June 30, 2002 and nine months ended September 30, 2002 and September 30, 2001:

BlackRock, Inc.
Financial Highlights
(Dollar amounts in thousands, except share data or otherwise stated)
(unaudited)

	Three months ended			Variance vs.

	September 30,		June 30,	September 30, 2001		June 30, 2002

	2002	2001	2002	Amount	%	Amount	%

Total revenue	$137,132	$134,782	$156,695	$2,350	2%	$(19,563)	(12)%
Total expense	$81,636	$92,250	$101,990	$(10,614)	(12)%	$(20,354)	(20)%
Operating income	$55,496	$42,532	$54,705	$12,964	30%	$791	1%
Net income	$33,165	$27,376	$34,836	$5,789	21%	$(1,671)	(5)%
Diluted earnings per share	$0.51	$0.42	$0.53	$0.09	21%	$(0.02)	(4)%
Average diluted shares outstanding	65,338,340	64,947,840	65,333,228	390,500	1%	5,112	0%
EBITDA (a)	$61,160	$52,190	$63,684	$8,970	17%	$(2,524)	(4)%
Operating margin (b)	42.9%	35.5%	37.8%
Assets under management ($ in millions)	$245,863	$225,596	$249,778	$20,267	9%	$(3,915)	(2)%

	Nine months ended September 30,		Variance vs.

	2002	2001	Amount	%

Total revenue	$439,940	$403,753	$36,187	9%
Total expense	$279,804	$276,593	$3,211	1%
Operating income	$160,136	$127,160	$32,976	26%
Net income	$99,401	$79,102	$20,299	26%
Diluted earnings per share	$1.52	$1.22	$0.30	25%
Average diluted shares outstanding	65,303,080	64,897,087	405,993	1%
EBITDA (a)	$183,530	$153,443	$30,087	20%
Operating margin (b)	39.3%	35.7%
Assets under management ($ in millions)	$245,863	$225,596	$20,267	9%

(a) Earnings before interest expense, taxes, depreciation and amortization.
(b) Operating income divided by total revenue less fund administration and servicing costs - affiliates.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

BlackRock provides a variety of risk management and technology investment system services to insurance companies, finance companies, pension funds, foundations, REITs, commercial and mortgage banks, savings institutions and government agencies.  These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients.  The fees earned on risk management advisory assignments are recorded as other income.

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, and general and administration expense.  Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs.  Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities, primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds.  Intangible assets at September 30, 2002 and December 31, 2001 were $181.1 million and $181.7 million, respectively, with amortization expense of $0.2 million and $2.6 million for the three months ended September 30, 2002 and 2001, respectively, and $0.6 million and $7.8 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.  Intangible assets reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000.  On July 20, 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach.  The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new statement.  As required, BlackRock performs impairment testing for goodwill at a reporting unit level on at least an annual basis.  The new statement also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets.  The Company adopted SFAS No. 142, effective on January 1, 2002, as required.  As a result of adopting SFAS No. 142, the Company’s diluted earnings per share has increased by approximately $.06 per share during the nine months ended September 30, 2002.  Assuming no impairment adjustments are necessary, no future business combinations and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.02 per share during the remainder of 2002 as a result of the cessation of goodwill amortization.

Assets Under Management

Assets under management increased $20.3 billion, or 9%, to $245.9 billion at September 30, 2002, compared with $225.6 billion at September 30, 2001.  The growth in assets under management was attributable to an increase of $24.3 billion, or 17%, in separate accounts which was partially offset by a $4.1 billion, or 5%, decrease in mutual fund assets.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The increase in separate accounts at September 30, 2002, as compared with September 30, 2001, was the result of net subscriptions of $17.8 billion and market appreciation of $6.5 billion.  Net subscriptions in fixed income, equity, and alternative investment product accounts were $18.7 billion, $2.1 billion, and $1.0 billion, respectively, while liquidity-securities lending and liquidity separate account assets experienced net redemption of $2.4 billion and $1.6 billion, respectively.  The rise in fixed income and alternative investment product separate account assets was attributable to new client sales and increased fundings from existing clients associated with solid relative investment performance and client service and included approximately $4.7 billion of merger related terminations.  The growth in equity separate account assets primarily reflected new business from international equity mandates of $2.3 billion and was partially offset by $0.3 billion of domestic equity redemptions due to weak relative investment performance and the continued decline in the U.S. stock markets.  Net redemptions in liquidity-securities lending separate accounts reflect lower levels of cash collateral managed for PFPC Worldwide, Inc., a PNC affiliate, associated with the decline in equity markets.  Market appreciation of $6.5 billion in separate accounts largely reflected appreciation in fixed income assets of $8.8 billion due to declining interest rates, partially offset by market depreciation in equity assets of $1.9 billion.

The $4.1 billion decrease in mutual fund assets since September 30, 2001 reflected net redemptions of $3.2 billion and $0.9 billion of market depreciation primarily in the BlackRock Funds due to the decline in the equity markets, the implementation of open architecture distribution strategies by PNC and poor relative performance in a number of key products.  Net redemptions in the BPIF and BlackRock Funds since September 30, 2001 were $3.6 billion and $3.2 billion, respectively, and were partially offset by $3.4 billion in net subscriptions in the closed-end funds.  The decrease in BPIF assets largely reflected more favorable yields available in the overnight markets.  Net redemptions in the BlackRock Funds since September 30, 2001 primarily reflected withdrawals by PNC’s private banking clients.  The increase in closed-end funds was the result of the Company’s offering of new closed-end funds.

Assets under management decreased $3.9 billion, or 2%, from $249.8 billion at June 30, 2002 to $245.9 billion at September 30, 2002.  The decrease in assets under management was attributable to a $6.5 billion decrease in mutual funds which was partially offset by a $2.6 billion increase in separate accounts.

The decrease in mutual fund assets since June 30, 2002 was due to net redemptions of $5.9 billion and market depreciation of $0.6 billion primarily in the BlackRock Funds as a result of the decline in the equity markets. Net redemptions in BPIF and the BlackRock Funds were $5.8 billion and $1.0 billion, respectively, and were partially offset by net subscriptions of $0.8 billion in closed-end funds.  As previously discussed, the decrease in BPIF assets was due to the availability of higher yields in the overnight markets.  The decrease in BlackRock Fund assets was due to withdrawals by PNC related accounts and to weak relative performance in certain equity products.  The increase in closed-end funds was due to the launch of several new funds during the quarter.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The increase in separate account assets compared with June 30, 2002 was the result of $0.4 billion in net subscriptions and $2.2 billion of market appreciation.  Net subscriptions in fixed income, equity and alternative investment products were $0.3 billion, $0.6 billion and $0.3 billion, respectively, and were partially offset by net redemptions in liquidity and liquidity-securities lending separate accounts of $0.8 billion.  Market appreciation in fixed income accounts of $4.8 billion was partially offset by market depreciation in equity accounts of $2.4 billion.

BlackRock, Inc.
Assets Under Management
(Dollar amounts in millions)
(unaudited)

	September 30,		December 31,

	2002	2001	2001

All Accounts
Fixed income	$164,310	$132,321	$135,242
Liquidity	63,557	71,277	79,753
Equity	12,506	17,119	18,280
Alternative investment products	5,490	4,879	5,309

Total	$245,863	$225,596	$238,584

Separate Accounts
Fixed income	$145,839	$118,336	$119,488
Liquidity	5,438	6,987	6,831
Liquidity-Securities lending	5,693	8,069	10,781
Equity	8,322	8,185	9,577
Alternative investment products	5,490	4,879	5,309

Subtotal	170,782	146,456	151,986

Mutual Funds
Fixed income	18,471	13,985	15,754
Liquidity	52,426	56,221	62,141
Equity	4,184	8,934	8,703

Subtotal	75,081	79,140	86,598

Total	$245,863	$225,596	$238,584

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables present the component changes in BlackRock’s assets under management for the three months and nine months ended September 30, 2002 and 2001, respectively.  The data reflects certain reclassifications to conform with the current year’s presentation.

BlackRock, Inc.
Component Changes in Assets Under Management
(Dollar amounts in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

All Accounts
Beginning assets under management	$249,778	$212,694	$238,584	$203,769
Net subscriptions (redemptions)	(5,546)	11,006	2,352	19,080
Market appreciation	1,631	1,896	4,927	2,747

Ending assets under management	$245,863	$225,596	$245,863	$225,596

Separate Accounts
Beginning assets under management	$168,176	$140,005	$151,986	$133,743
Net subscriptions	357	2,775	12,435	6,672
Market appreciation	2,249	3,676	6,361	6,041

Ending assets under management	170,782	146,456	170,782	146,456

Mutual Funds
Beginning assets under management	81,602	72,689	86,598	70,026
Net subscriptions (redemptions)	(5,903)	8,231	(10,083)	12,408
Market depreciation	(618)	(1,780)	(1,434)	(3,294)

Ending assets under management	75,081	79,140	75,081	79,140

Total	$245,863	$225,596	$245,863	$225,596

BlackRock, Inc.
Assets Under Management
Quarterly Trend
(Dollar amounts in millions)
(unaudited)

	2001		2002			Nine months ended September 30, 2002

	September 30	December 31	March 31	June 30	September 30

Separate Accounts
Fixed Income
Beginning assets under management	$110,483	$118,336	$119,488	$123,983	$140,738	$119,488
Net subscriptions	2,959	1,731	4,437	12,270	281	16,988
Market appreciation (depreciation)	4,894	(579)	58	4,485	4,820	9,363

Ending assets under management	118,336	119,488	123,983	140,738	145,839	145,839

Liquidity
Beginning assets under management	6,782	6,987	6,831	5,441	5,516	6,831
Net subscriptions (redemptions)	181	(171)	(1,395)	80	(92)	(1,407)
Market appreciation (depreciation)	24	15	5	(5)	14	14

Ending assets under management	6,987	6,831	5,441	5,516	5,438	5,438

Liquidity-Securities Lending
Beginning assets under management	10,004	8,069	10,781	9,544	6,435	10,781
Net subscriptions (redemptions)	(1,935)	2,712	(1,237)	(3,109)	(742)	(5,088)

Ending assets under management	8,069	10,781	9,544	6,435	5,693	5,693

Equity
Beginning assets under management	8,257	8,185	9,577	9,445	10,119	9,577
Net subscriptions (redemptions)	1,144	675	(80)	884	598	1,402
Market appreciation (depreciation)	(1,216)	717	(52)	(210)	(2,395)	(2,657)

Ending assets under management	8,185	9,577	9,445	10,119	8,322	8,322

Alternative Investment Products
Beginning assets under management	4,479	4,879	5,309	5,541	5,368	5,309
Net subscriptions	426	411	164	64	312	540
Market appreciation (depreciation)	(26)	19	68	(237)	(190)	(359)

Ending assets under management	4,879	5,309	5,541	5,368	5,490	5,490

Total Separate Accounts
Beginning assets under management	140,005	146,456	151,986	153,954	168,176	151,986
Net subscriptions	2,775	5,358	1,889	10,189	357	12,435
Market appreciation	3,676	172	79	4,033	2,249	6,361

Ending assets under management	$146,456	$151,986	$153,954	$168,176	$170,782	$170,782

Mutual Funds
Fixed Income
Beginning assets under management	$12,326	$13,985	$15,754	$16,270	$17,175	$15,754
Net subscriptions	1,397	2,000	644	565	950	2,159
Market appreciation (depreciation)	262	(231)	(128)	340	346	558

Ending assets under management	13,985	15,754	16,270	17,175	18,471	18,471

Liquidity
Beginning assets under management	48,829	56,221	62,141	59,994	58,648	62,141
Net subscriptions (redemptions)	7,392	5,920	(2,147)	(1,347)	(6,223)	(9,717)
Market appreciation	—	—	—	1	1	2

Ending assets under management	56,221	62,141	59,994	58,648	52,426	52,426

Equity
Beginning assets under management	11,534	8,934	8,703	7,898	5,779	8,703
Net redemptions	(558)	(1,040)	(697)	(1,198)	(630)	(2,525)
Market appreciation (depreciation)	(2,042)	809	(108)	(921)	(965)	(1,994)

Ending assets under management	8,934	8,703	7,898	5,779	4,184	4,184

Total Mutual Funds
Beginning assets under management	72,689	79,140	86,598	84,162	81,602	86,598
Net subscriptions (redemptions)	8,231	6,880	(2,200)	(1,980)	(5,903)	(10,083)
Market appreciation (depreciation)	(1,780)	578	(236)	(580)	(618)	(1,434)

Ending assets under management	$79,140	$86,598	$84,162	$81,602	$75,081	$75,081

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.
Assets Under Management
Quarterly Trend
(Dollar amounts in millions)
(unaudited)

	2001		2002			Nine months ended September 30, 2002

	September 30	December 31	March 31	June 30	September 30

Mutual Funds
BlackRock Funds
Beginning assets under management	$24,589	$22,790	$24,195	$22,176	$20,264	$24,195
Net subscriptions (redemptions)	49	755	(1,830)	(1,123)	(976)	(3,929)
Market appreciation (depreciation)	(1,848)	650	(189)	(789)	(804)	(1,782)

Ending assets under management	22,790	24,195	22,176	20,264	18,484	18,484

BlackRock Global Series
Beginning assets under management	134	127	149	247	208	149
Net subscriptions (redemptions)	1	13	95	(52)	(4)	39
Market appreciation (depreciation)	(8)	9	3	13	(16)	—

Ending assets under management	127	149	247	208	188	188

BPIF
Beginning assets under management	41,954	48,889	53,167	52,534	51,127	53,167
Net subscriptions (redemptions)	6,935	4,278	(633)	(1,407)	(5,799)	(7,839)

Ending assets under management	48,889	53,167	52,534	51,127	45,328	45,328

Closed End Funds
Beginning assets under management	5,440	6,728	8,512	8,611	9,393	8,512
Net subscriptions	1,212	1,865	149	586	830	1,565
Market appreciation (depreciation)	76	(81)	(50)	196	202	348

Ending assets under management	6,728	8,512	8,611	9,393	10,425	10,425

Short Term Investment Funds (STIF)
Beginning assets under management	572	606	575	594	610	575
Net subscriptions (redemptions)	34	(31)	19	16	46	81

Ending assets under management	606	575	594	610	656	656

Total Mutual Funds
Beginning assets under management	72,689	79,140	86,598	84,162	81,602	86,598
Net subscriptions (redemptions)	8,231	6,880	(2,200)	(1,980)	(5,903)	(10,083)
Market appreciation (depreciation)	(1,780)	578	(236)	(580)	(618)	(1,434)

Ending assets under management	$79,140	$86,598	$84,162	$81,602	$75,081	$75,081

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2002 as compared with the three months ended September 30, 2001.

Revenue

Total revenue for the three months ended September 30, 2002 increased $2.4 million, or 2%, to $137.1 million compared with $134.8 million for the three months ended September 30, 2001.  Investment advisory and administration fees decreased $2.0 million, or 2%, to $122.2 million for the three months ended September 30, 2002, compared with $124.2 million for the three months ended September 30, 2001.  The decrease in investment advisory and administration fees was primarily due to a $11.5 million decrease in separate account performance fees and a decrease of $0.7 million in mutual fund revenues, partially offset by an increase in separate account base fees of $10.2 million.  Other income of $15.0 million increased $4.4 million, or 41%, for the three months ended September 30, 2002 compared with $10.6 million for the three months ended September 30, 2001 primarily due to increased sales of BlackRock Solutions products and portfolio accounting services.

	Three months ended September 30,		Variance

Dollar amounts in thousands	2002	2001	Amount	%

	(unaudited)
Investment advisory and administration fees:
Mutual funds	$52,009	$52,751	$(742)	(1.4)%
Separate accounts	70,149	71,430	(1,281)	(1.8)

Total investment advisory and administration fees	122,158	124,181	(2,023)	(1.6)
Other income	14,974	10,601	4,373	41.3

Total revenue	$137,132	$134,782	$2,350	1.7%

Mutual fund advisory and administration fees for the third quarter decreased $0.7 million, or 1%, to $52.0 million compared with $52.8 million for the three months ended September 30, 2001, with strong growth in BPIF and closed-end fund revenue of approximately $6.8 million and $3.8 million, respectively, which was more than offset by an $11.4 million, or 39%, decline in revenue earned from the BlackRock Funds.  PNC related clients accounted for $8.6 million, or 76%, of the $11.4 million decline in revenue earned from the BlackRock Funds.  The increase in BPIF revenue was due to an increase in average assets under management of $6.9 billion, or 15%, as compared with the third quarter of 2001 resulting from expanded sales efforts, solid investment performance and investors’ flight to quality.  The rise in closed-end fund revenue was a result of an increase in assets of $3.7 billion, or 55%, primarily due to BlackRock’s new fund offerings.  The decrease in BlackRock Funds revenue was attributable to a decrease in assets of $4.3 billion, or 19%, primarily due to the continued weakness in the equity markets, the implementation of open architecture distribution strategies by PNC and poor relative investment performance in a number of key products.  BlackRock offered four new closed-end funds with assets of approximately $0.6 billion in October 2002.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2002 as compared with the three months ended September 30, 2001. (continued)

Separate account revenue decreased $1.3 million, or 2%, to $70.1 million for the three months ended September 30, 2002, compared with $71.4 million for the three months ended September 30, 2001.  Excluding performance fees, advisory fees on separate accounts increased $10.2 million, or 18%, to $67.7 million for the three months ended September 30, 2002 compared with $57.4 million for the three months ended September 30, 2001.  The increase was driven by a $24.3 billion, or 17%, increase in separate account assets under management, particularly in fixed income separate accounts, which increased $27.5 billion, and was partially offset by a decrease in “low fee” liquidity and liquidity-securities lending separate accounts of $3.9 billion.  Performance fees of $2.5 million for the three months ended September 30, 2002 decreased $11.5 million, or 82%, compared with $14.0 million for the three months ended September 30, 2001.  As discussed in BlackRock’s Form 10-Q filing for the second quarter of 2002, recent fund investment losses have resulted in a high water mark for the Company’s fixed income hedge fund which resulted in no earned performance fees for the three months ended September 30, 2002 as compared to $10.1 million earned for the three months ended September 30, 2001.  BlackRock cannot generate additional performance fees on the fund until such time as positive investment performance exceeds the high water mark.  The fund’s recent investment losses will substantially reduce the likelihood of earning additional performance fees for the remainder of 2002 and 2003.

	Three months ended September 30,		Variance

Dollar amounts in thousands	2002	2001	Amount	%

	(unaudited)
Mutual funds revenue
BlackRock Funds	$18,199	$29,587	$(11,388)	(38.5)%
BPIF	22,802	15,986	6,816	42.6
Closed End Funds	10,788	6,974	3,814	54.7
STIF	220	204	16	7.8

Total mutual funds revenue	52,009	52,751	(742)	(1.4)

Separate accounts revenue
Separate account base fees	67,653	57,422	10,231	17.8
Separate account performance fees	2,496	14,008	(11,512)	(82.2)

Total separate accounts revenue	70,149	71,430	(1,281)	(1.8)

Total investment advisory and administration fees	122,158	124,181	(2,023)	(1.6)

Other income	14,974	10,601	4,373	41.3

Total revenue	$137,132	$134,782	$2,350	1.7%

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2002 as compared with the three months ended September 30, 2001. (continued)

Expense

Total expense decreased $10.6 million, or 12%, to $81.6 million for the three months ended September 30, 2002, compared with $92.3 million for the three months ended September 30, 2001.  The change primarily reflects decreases in employee compensation and benefits, fund administration and servicing costs-affiliates and amortization of intangible assets, partially offset by an increase in general and administration expense.

	Three months ended September 30,		Variance

Dollar amounts in thousands	2002	2001	Amount	%

	(unaudited)
Employee compensation and benefits	$50,156	$53,932	$(3,776)	(7.0)%
Fund administration and servicing costs-affiliates	7,831	15,016	(7,185)	(47.8)
General and administration	23,448	20,689	2,759	13.3
Amortization of intangible assets	201	2,613	(2,412)	(92.3)

Total expense	$81,636	$92,250	$(10,614)	(11.5)%

Employee compensation and benefits decreased $3.8 million, or 7%, primarily due to decreases in incentive compensation expense of $6.1 million associated with the reduction of hedge fund performance fees and $2.0 million attributable to investment losses with respect to senior employee elections under the Company’s Voluntary and Involuntary Deferred Compensation Plans.  The decreases were partially offset by increases of $2.7 million in salaries and benefits due to an increase in full-time employees to support business growth and $1.6 million in incentive compensation accruals based on the growth of operating income.  For the three months ended September 30, 2002, fund administration and servicing costs-affiliates declined $7.2 million, or 48%, due to lower levels of PNC client assets invested in the BlackRock Funds and the effect of a revised investment services agreement with PNC, which became effective on July 1, 2002.  PNC client related revenue subject to fund administration and servicing payments declined $7.8 million compared to the prior year’s third quarter.  General and administration expense increased $2.8 million, or 13%, to $23.4 million for the three months ended September 30, 2002 compared with $20.7 million for the three months ended September 30, 2001 largely due to higher marketing and promotional expenses and increased occupancy and technology related costs.  Amortization of intangible assets decreased due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, which changed the accounting for goodwill from an amortization method to an impairment-only approach.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2002 as compared with the three months ended September 30, 2001. (continued)

	Three months ended September 30,		Variance

Dollar amounts in thousands	2002	2001	Amount	%

	(unaudited)
General and administration expense:
Marketing and promotional	$6,722	$5,227	$1,495	28.6%
Occupancy	4,903	3,682	1,221	33.2
Technology	4,262	3,540	722	20.4
Other general and administration	7,561	8,240	(679)	(8.2)

Total general and administration expense	$23,448	$20,689	$2,759	13.3%

Marketing and promotional expense of $6.7 million for the three months ended September 30, 2002 increased $1.5 million, or 29%, primarily due to increased institutional marketing costs and expenses related to increased sales of existing products and the launch of new closed-end funds.  Occupancy expense of $4.9 million for the three months ended September 30, 2002 increased $1.2 million due to higher depreciation and leasehold costs associated with corporate facility expansion at 40 East 52nd Street, New York, New York, Wilmington, Delaware, San Francisco, California, Boston, Massachusetts and Hong Kong.  Technology expenses increased approximately $0.7 million, or 20%, to $4.3 million for the three months ended September 30, 2002 as a result of higher depreciation charges associated with the completion of new data processing facilities in New York and Delaware, and capitalized investments to support the growth of BlackRock Solutions.  The decrease in other general and administration expense was primarily due to foreign currency remeasurement gains on revenues earned by the Company’s Scotland-based subsidiary during the three months ended September 30, 2002 and a non-recurring charitable contribution in 2001 related to the events of September 11, 2001.

Operating Income and Net Income

Operating income was $55.5 million for the three months ended September 30, 2002, representing a $13.0 million, or 30%, increase compared with the three months ended September 30, 2001.  Non-operating income decreased $2.5 million to $0.2 million for the three months ended September 30, 2002 as compared to $2.7 million for the three months ended September 30, 2001.  The decrease was primarily due to investment losses with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans.  Income tax expense was $22.6 million and $17.9 million, representing effective tax rates of 40.5% and 39.5% for the three months ended September 30, 2002 and September 30, 2001, respectively.  Net income totaled $33.2 million for the three months ended September 30, 2002 compared with $27.4 million for the three months ended September 30, 2001, representing an increase of $5.8 million, or 21%.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001.

Revenue

Total revenue for the nine months ended September 30, 2002 increased $36.2 million, or 9%, to $439.9 million compared with $403.8 million for the nine months ended September 30, 2001.  Investment advisory and administration fees increased $21.5 million, or 6%, to $397.4 million for the nine months ended September 30, 2002, compared with $375.9 million for the nine months ended September 30, 2001.  The growth in investment advisory and administration fees was primarily due to a 9% increase in assets under management to $245.9 billion at September 30, 2002.  Other income of $42.5 million increased $14.7 million, or 53%, for the nine months ended September 30, 2002 compared with $27.9 million for the nine months ended September 30, 2001 primarily due to increased sales of BlackRock Solutions products.

	Nine months ended September 30,		Variance

Dollar amounts in thousands	2002	2001	Amount	%

	(unaudited)
Investment advisory and administration fees:
Mutual funds	$162,004	$162,458	$(454)	(0.3)%
Separate accounts	235,420	213,439	21,981	10.3

Total investment advisory and administration fees	397,424	375,897	21,527	5.7
Other income	42,516	27,856	14,660	52.6

Total revenue	$439,940	$403,753	$36,187	9.0%

Mutual fund advisory and administration fees decreased $0.5 million to $162.0 million for the nine months ended September 30, 2002, compared with $162.5 million for the nine months ended September 30, 2001.  The decrease in mutual fund revenue was the result of a decrease of $27.4 million, or 29%, in BlackRock Funds revenue and was substantially offset by increases in BPIF, closed-end fund and STIF revenue of $18.7 million, $8.1 million and $0.1 million, respectively.  The increase in BPIF revenue was primarily due to increases in average assets under management of approximately $11.8 billion or 28% during the nine months ended September 30, 2002 resulting from expanded sales efforts, solid investment performance and investors’ flight to quality.  The rise in closed-end fund revenue was a result of an increase in assets of $3.7 billion, or 55%, due to BlackRock’s new fund offerings.  The decrease in BlackRock Funds revenue was attributable to a decrease in assets of $4.3 billion, or 19%, primarily due to the continued weakness in the equity markets, the implementation of open architecture distribution strategies by PNC and poor relative investment performance in a number of key products.  BlackRock offered four new closed-end funds with assets of approximately $0.6 billion in October 2002.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001. (continued)

Separate account revenue increased $22.0 million, or 10%, to $235.4 million for the nine months ended September 30, 2002, compared with $213.4 million for the nine months ended September 30, 2001.  Excluding performance fees, advisory fees on separate accounts increased $32.8 million, or 20%, to $195.6 million for the nine months ended September 30, 2002 compared with $162.8 million for the nine months ended September 30, 2001.  The increase reflected a $24.3 billion, or 17%, increase in separate account assets under management particularly in fixed income separate accounts, which increased $27.5 billion, and was partially offset by a decrease in “low fee” liquidity and liquidity-securities lending separate accounts of $3.9 billion.  Performance fees of $39.8 million for the nine months ended September 30, 2002 decreased $10.8 million, or 21%, compared with $50.6 million for the nine months ended September 30, 2001.  As discussed in BlackRock’s Form 10-Q filing for the second quarter of 2002, fund investment losses have resulted in a high water mark for the Company’s fixed income hedge fund which resulted in a decrease in earned incentive fees of $13.7 million, or 31%, to $30.4 million for the nine months ended September 30, 2002 compared with $44.1 for the nine months ended September 30, 2002.  BlackRock cannot generate additional performance fees on the fund until such time as positive investment performance exceeds the high water mark.  The fund’s recent investment losses will substantially reduce the likelihood of earning additional performance fees for the remainder of 2002 and 2003.

	Nine months ended September 30,		Variance

Dollar amounts in thousands	2002	2001	Amount	%

	(unaudited)
Mutual funds revenue
BlackRock Funds	$66,786	$94,190	$(27,404)	(29.1)%
BPIF	64,439	45,730	18,709	40.9
Closed End Funds	30,149	22,049	8,100	36.7
STIF	630	489	141	28.8

Total mutual funds revenue	162,004	162,458	(454)	(0.3)

Separate accounts revenue
Separate account base fees	195,603	162,843	32,760	20.1
Separate account performance fees	39,817	50,596	(10,779)	(21.3)

Total separate accounts revenue	235,420	213,439	21,981	10.3

Total investment advisory and administration fees	397,424	375,897	21,527	5.7
Other income	42,516	27,856	14,660	52.6

Total revenue	$439,940	$403,753	$36,187	9.0%

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001. (continued)

Expense

Total expense increased $3.2 million, or 1%, to $279.8 million for the nine months ended September 30, 2002, compared with $276.6 million for the nine months ended September 30, 2001.  The change primarily reflects increases in employee compensation and benefits and general and administration expenses, partially offset by decreases in fund administration and servicing costs-affiliates and amortization of intangible assets.

	Nine months ended September 30,		Variance

Dollar amounts in thousands	2002	2001	Amount	%

	(unaudited)
Employee compensation and benefits	$178,372	$164,896	$13,476	8.2%
Fund administration and servicing costs-affiliates	32,925	47,428	(14,503)	(30.6)
General and administration	67,904	56,428	11,476	20.3
Amortization of intangible assets	603	7,841	(7,238)	(92.3)

Total expense	$279,804	$276,593	$3,211	1.2%

Employee compensation and benefits increased $13.5 million primarily due to increased incentive compensation of $12.5 million reflecting accruals based on the growth of operating income and $8.0 million in salary and benefits offset by decreases of $5.5 million related to direct incentives on alternative product performance fees and $1.6 million attributable to investment losses with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans.  Salary and benefit cost increases were the result of an increase in full-time employees to support business growth.  For the nine months ended September 30, 2002, fund administration and servicing costs-affiliates declined $14.5 million, or 31%, due to lower levels of PNC client assets invested in the BlackRock Funds and the effect of a revised investment services agreement with PNC which became effective on July 1, 2002.  PNC client related revenue subject to fund administration and servicing payments declined $19.5 million for the nine month period ended September 30, 2002 compared with the prior year.  General and administration expense increased $11.5 million, or 20%, to $67.9 million for the nine months ended September 30, 2002, compared with $56.4 million for the nine months ended September 30, 2001, largely due to higher marketing and promotional expenses and increased occupancy and technology costs.  Amortization of intangible assets decreased due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” effective on January 1, 2002, which changed the accounting for goodwill from an amortization method to an impairment-only approach.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001. (continued)

	Nine months ended September 30,		Variance

Dollar amounts in thousands	2002	2001	Amount	%

	(unaudited)
General and administration expense:
Marketing and promotional	$19,219	$15,473	$3,746	24.2%
Occupancy	14,645	9,089	5,556	61.1
Technology	12,796	10,194	2,602	25.5
Other general and administration	21,244	21,672	(428)	(2.0)

Total general and administration expense	$67,904	$56,428	$11,476	20.3%

Marketing and promotional expense increased $3.7 million, or 24%, to $19.2 million for the nine months ended September 30, 2002, compared to $15.5 million for the nine months ended September 30, 2001, primarily due to increased institutional marketing costs and expenses associated with launching new closed-end funds.  Occupancy expense of $14.6 million for the nine months ended September 30, 2002 increased $5.6 million due to higher depreciation and leasehold amortization costs associated with corporate facility expansion at 40 East 52nd Street, New York, New York, Wilmington, Delaware, San Francisco, California, Boston, Massachusetts and Hong Kong.  Technology expenses increased approximately $2.6 million, or 26%, to $12.8 million for the nine months ended September 30, 2002 as a result of higher depreciation charges associated with the completion of new data processing facilities in New York and Delaware, and capitalized investments to support the growth of BlackRock Solutions.

Operating Income and Net Income

Operating income was $160.1 million for the nine months ended September 30, 2002, representing a $33.0 million, or 26%, increase compared with the nine months ended September 30, 2001.  Non-operating income increased $0.1 million to $6.9 million for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001.  The increase was primarily due to an increase of $1.7 million in gains on the sale of securities and increased earnings on the Company’s corporate cash, offset by a $1.6 million decrease associated with investment losses with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans.  Income tax expense was $67.7 million and $54.9 million, representing effective tax rates of 40.5% and 41.0% for the nine months ended September 30, 2002 and September 30, 2001, respectively.  Net income totaled $99.4 million for the nine months ended September 30, 2002 compared with $79.1 million for the nine months ended September 30, 2001, representing an increase of $20.3 million, or 26%.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities.  Cash provided by the Company’s operating activities totaled $96.9 million for the nine months ended September 30, 2002.  Operating activities for the nine months ended September 30, 2002 included net purchases of investments, trading, of approximately $17.4 million, which represented initial investments with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans.  The increase in receivable from affiliates since December 31, 2001 was primarily due to the establishment of a deferred tax asset on the amounts transferred under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans partially offset by a deferred tax liability related to the Company’s adoption of SFAS No. 142, which changed the accounting for goodwill from an amortization method to an impairment-only approach.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001. (continued)

Net cash flow used in investing activities was $64.2 million for the nine months ended September 30, 2002.  Capital expenditures for the nine months ended September 30, 2002 for property and equipment was $38.4 million and primarily reflected construction costs for 40 East 52nd Street, New York, New York, and the purchase of equipment to support corporate expansion and the growth of BlackRock Solutions.  Net purchases of investments, available for sale, were $25.8 million for the nine months ended September 30, 2002, reflected net purchases of $143.3 million in the BlackRock Funds Low Duration Bond Portfolio and $2.6 million in seed investments partially offset by net redemptions of $85.1 million and $35.0 million in the BlackRock Funds Intermediate Bond Portfolio and the BlackRock Funds Core Plus Total Return Portfolio, respectively.

On November 4, 2002, the Company acquired certain assets and liabilities of Cyllenius Capital Management LLC (“Cyllenius”), an equity hedge fund manager, for $1.9 million in cash at closing.  The ultimate purchase price for Cyllenius may include future contingent payments which are performance-based.  The contingent payments will be made on or about August 31, 2003 and January 30, 2004.

Net cash flow used in financing activities was $6.7 million for the nine months ended September 30, 2002 and primarily represented treasury stock activity.  During 2002, in connection with the Company’s Long-Term Deferred Compensation Plan, BlackRock repurchased approximately 150,000 shares of class A common stock at a fair market value of $42.33 per share from certain employees to facilitate required employee income tax payments.  On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000 of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions.  To date, BlackRock has purchased 45,600 shares of its outstanding class A common stock for $1.7 million under this repurchase program.  In connection with the BlackRock Inc. 2001 Employee Stock Purchase Plan, BlackRock reissued approximately 44,000 shares of class A treasury stock to the participants on January 31, 2002 and issued approximately 36,000 of new shares of class A common stock on July 31, 2002.  During February 2002, the Company also purchased class B common stock from a former BlackRock employee in the amount of $2.1 million.

Total capital at September 30, 2002 was $595.9 million and was comprised entirely of stockholders’ equity.

Investments, Available for Sale

As stated in BlackRock’s significant accounting policies, management continually assesses impairment on investments to determine if it is other than temporary. Based on an assessment as of the date of this Form 10-Q of certain seed investments in its proprietary mutual funds and changes in the projected future cash flows on the Company’s investments in collateralized bond obligations (“CBO”), management believes some level of impairment against these assets will need to be recorded in the fourth quarter of 2002. Preliminary evaluations would indicate that impairment charges could approximate $3.0 to $4.0 million. The charge would be recorded in non-operating income and will be partially offset by approximately $2.2 million of investment gains from the Company’s sale of its position in the BlackRock Funds Low Duration Bond Portfolio following the Federal Reserve Board’s decision on November 6, 2002 to lower interest rates by 0.5%.

Contractual Obligations and Commercial Commitments

BlackRock leases office space in New York, New York, Edinburgh, Scotland, Hong Kong, Tokyo, Japan, San Francisco, California, and Boston, Massachusetts under agreements which expire through 2017.  Future minimum commitments under all operating leases are $176.8 million.

In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%.  At September 30, 2002, the future commitment under the agreement is $9.5 million.

As of November 13, 2002, BlackRock had an unused revolving line of credit, which will expire in December 2002, with PNC Bank, N.A., a wholly-owned subsidiary of PNC, whereby the Company may borrow principal amounts up to $175 million at prime rate (4.75% at September 30, 2002).

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company enters into various contractual commitments with BlackRock sponsored funds in order to provide seed investments in new products.  Approximately $6.8 million of these commitments remained unfunded at September 30, 2002.

Summary of Commitments:

(Dollar amounts in thousands)	Total	2002	2003	2004	2005	2006	Thereafter

Lease Commitments	$175,549	$2,860	$11,496	$11,371	$10,833	$10,877	$128,112
Acquired Management Contract	9,500	—	1,500	1,500	1,500	1,000	4,000
Investment Commitments	6,800	6,800	—	—	—	—	—
Line of Credit with PNC Bank, N.A.	—	—	—	—	—	—	—

Total Commitments	$191,849	$9,660	$12,996	$12,871	$12,333	$11,877	$132,112

BlackRock, Inc. Long-Term Retention and Incentive Plan

On October 10, 2002, the Company finalized the BlackRock, Inc. Long-Term Retention and Incentive Program (the “Plan”).  The Plan permits BlackRock to grant up to 3.5 million stock options at market, subject to vesting at December 31, 2006, and up to $240 million in deferred compensation awards (the “Compensation Awards”), with payment subject to the achievement of certain performance hurdles no later than March 2007.  Initially, the Company expects to award 3.36 million stock options and $130 million in Compensation Awards to more than 100 senior professionals.  The remainder of the Plan will be reserved for grants over the next two years to professionals who exhibit leadership qualities and demonstrate the potential to make significant contributions to the Company over time, including additional awards to professionals already participating in the Plan.  If the performance hurdles are achieved, up to $200 million of the Compensation Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to Plan participants, less withholding.  In addition, distributed shares to Plan participants will include an option to put such distributed shares back to BlackRock at fair market value.  BlackRock will fund the remainder of the Compensation Awards with up to $40 million in cash.

The Awards will vest at the end of any three-month period beginning in 2005 or 2006 during which the daily average closing price of BlackRock common stock is at least $65 per share.  If that performance hurdle is not achieved, the Company’s Compensation Committee of its Board of Directors may, in its sole discretion, vest a portion of the Compensation Awards if the Company realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and the Company’s publicly-traded stock performs in the top half of the Company’s peer group during that time.

There will be no expense recognition associated with the Compensation Awards unless vesting occurs or a partial vesting determination by the Compensation Committee is considered probable and estimable.  Once this determination is made, BlackRock will record compensation expense for the pro rata portion of the Compensation Awards earned to date.  Compensation expense for the remaining Compensation Awards will be recognized ratably through March 31, 2007.  In addition, at the time that the BlackRock common stock portion of the Compensation Awards are distributed, BlackRock will record an increase in stockholders’ equity equal to the fair market value of the BlackRock common stock distributed to employees from shares surrendered by PNC.  There will be no change in fully diluted shares upon vesting of the Compensation Awards because shares surrendered by PNC to fund the Compensation Awards are already issued and outstanding.

The terms of the Plan are subject to regulatory approval and to approval by BlackRock stockholders at the next annual meeting in May 2003.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc. Amended Initial Public Offering Agreement

On October 10, 2002, BlackRock entered into an amendment to the Initial Public Offering Agreement with PNC.

The amendment provides that, subject to certain notice requirements and evaluation and cure periods, PNC must deposit its shares of voting stock and common stock of BlackRock into a voting trust and refrain from soliciting proxies from holders of outstanding BlackRock capital securities if, within twelve months following a change of control of PNC or a change of control of BlackRock, a majority of BlackRock’s independent directors determine that such change of control has a material adverse effect on BlackRock and that adverse effect is not cured within a further three month period.  Following the deposit of PNC’s shares into a voting trust as described above, PNC must, subject to the terms and conditions of the IPO Agreement, take one of the three following courses of action (i) within two years, dispose of its ownership interest in BlackRock voting stock, such that neither PNC nor its affiliates is the beneficial owner of more than 4.9% of any class of voting stock of BlackRock (and any shares of class B common stock deposited by PNC into the voting trust will be converted to class A common stock upon the election of this option (i)); (ii) proceed as expeditiously as is commercially reasonable to purchase all the outstanding BlackRock capital securities not held by PNC or its affiliates at the applicable Change of Control Price (which is defined in the Amendment); or (iii) proceed as expeditiously as is commercially reasonable to sell its ownership interest in BlackRock capital securities, such that neither PNC nor its affiliates is the beneficial owner of more than 4.9% of any class of voting stock of BlackRock, to a third party in a transaction in which such third party offers to purchase all the outstanding shares not held by PNC or its affiliates at a price per share not less than the price per share offered to PNC. If PNC takes action under (ii) or (iii) above, all awards under the Plan will vest and be immediately payable and the stock options granted under the Company’s 1999 Stock Award and Incentive Plan will vest and be exercisable.

A “change of control of PNC” will be deemed to occur when the board of directors of PNC determines that a change of control has occurred.  However, at a minimum, a change of control will be deemed to occur if: (i) any person, excluding employee benefit plans, is the beneficial owner of securities of PNC representing between 20% to 40% of the combined voting power of PNC’s then outstanding securities, unless otherwise approved by the board of directors of PNC; (ii) PNC consummates a merger, consolidation, share exchange, division or other reorganization or transaction with any other corporation, other than a merger, consolidation, share exchange, division or other reorganization or transaction that results in the voting securities of PNC outstanding immediately prior thereto continuing to represent at least 60% of the combined voting power immediately after such transaction of (x) PNC’s outstanding securities, (y) the surviving entity’s outstanding securities, or (z) in the case of a division, the outstanding securities of each entity resulting from the division; (iii) the shareholders of PNC approve a plan of complete liquidation or winding-up of PNC or an agreement for the sale or disposition of all or substantially all of PNC’s assets; (iv) as a result of a proxy contest, members of the board of directors of PNC prior to the contest cease to constitute at least a majority of the board of directors of PNC; or (v) for any reason, members of the board of directors of PNC at the outset of any period of 24 consecutive months cease at any point during that period to constitute at least a majority of the board of directors of PNC.

A “change of control of BlackRock” will be deemed to occur if: (i) due to a transfer of BlackRock voting stock, a person other than PNC or its affiliates holds a majority of the voting power of BlackRock’s voting stock; (ii) whether by actual or threatened proxy contest or any merger, reorganization, consolidation or similar transaction, persons who are directors of BlackRock immediately prior to such proxy contest or the execution of the agreement pursuant to which such transaction is consummated (other than a director whose initial assumption of office was in connection with a prior actual or threatened proxy contest) cease to constitute a majority of the board of directors of BlackRock or any successor entity immediately following such proxy contest or the consummation of such transaction.  Notwithstanding the forgoing, a transaction or series of transactions that is approved by a majority of BlackRock’s independent directors and pursuant to which all public stockholders and employees of BlackRock are given an opportunity to participate on substantially the same terms as PNC will not be deemed to constitute a change of control of BlackRock.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc. Amended and Restated Stockholders Agreement

On October 10, 2002, BlackRock entered into an amendment to the Amended and Restated Stockholders Agreement with PNC.

The amendment provides that nothing contained in the Amended and Restated Stockholders Agreement will be deemed to prohibit PNC or its affiliates from effecting a distribution (including, but not limited to, a spin-off or a split-off) of its BlackRock common stock to the public shareholders of PNC.  The amendment also provides that the Amended and Restated Stockholders Agreement will remain in effect in the event PNC ceases to own shares of class B common stock as a result of such shares converting to shares of class A common stock in accordance with the terms of the Initial Public Offering Agreement, as amended.  A “change of control of PNC” and a “change of control of BlackRock” will have the same meanings assigned to such terms in the Initial Public Offering Agreement, as amended.

PART I – FINANCIAL INFORMATION (continued)
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

Investments

The Company’s investments are classified as trading and available for sale.  Investments, trading, represent investments made by the Company, and held in a Rabbi Trust with respect to senior employee elections under the BlackRock Voluntary and Involuntary Deferred Compensation Plans and are recorded at fair market value with unrealized gains and losses included in the consolidated statements of income as non-operating income or loss.  Investments, available for sale, consist primarily of investments in BlackRock funds and certain institutional and private placement portfolios (“alternative investment products”) and are stated at quoted market values.  Securities, which are not readily marketable, (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management.  The resulting unrealized gains and losses on investments, available for sale are included in the accumulated other comprehensive loss component of stockholders’ equity, net of tax.  Realized gains and losses on investments and interest and dividend income are included in investment income (expense) in the Company’s consolidated statements of income.  The Company’s management periodically assesses impairment on investments to determine if they are other than temporary.  Impairments on investments other than temporary in nature are recorded in earnings.

Intangible Assets

Intangible assets are comprised of goodwill and management contract acquired.  Prior to July 20, 2001, goodwill was amortized on a straight-line basis over 25 years.  On July 20, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach.  The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new standard.  Impairment testing for goodwill at a reporting unit level is required on at least an annual basis.  The new standard also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets.  The Company adopted SFAS No. 142 effective January 1, 2002, as required. As a result of adopting SFAS No. 142, the Company’s diluted earnings per share has increased by approximately $.06 per share during the nine months ended September 30, 2002.  Assuming no impairment adjustments are necessary, no future business combinations, and no other changes to goodwill, the Company expects diluted earnings per share to increase by approximately $.02 per share during the remainder of 2002 as a result of the cessation of goodwill amortization.  Management contract acquired is amortized in proportion to, and over the period of, contract revenue, which is ten years.  The Company continually evaluates the carrying value of intangible assets.  Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value.  In such instances, impairment, if any, is measured on a discounted future cash flow basis.

PART I – FINANCIAL INFORMATION (continued)
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

Pursuant to SFAS No. 123, the Company has elected to account for its 1999 Stock Award and Incentive Plan and shares issued under the BlackRock 2001 Employee Stock Purchase Plan and will elect to account for any stock options issued under the Long-Term Retention and Incentive Plan under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed.  Such fees are primarily based on predetermined percentages of the market values of the assets under management.  Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations.

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts.  These performance fees are earned upon attaining contractual investment return thresholds or as a fixed percentage of actual returns over stipulated performance periods.  Such fees are recorded as earned.  Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal.  At September 30, 2002, no performance fees recorded by the Company are subject to reversal.

BlackRock provides a variety of risk management and investment system services to insurance companies, finance companies, pension funds, REITs, commercial and mortgage banks, savings institutions and government agencies.  These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients.  The fees earned on risk management advisory assignments are recorded as other income.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Accounting for Off-Balance Sheet Activities

BlackRock has equity interests in CBOs, which are reflected in investments in the Company’s consolidated statements of financial condition.  These investments are periodically assessed to determine whether the underlying assets and liabilities should be consolidated.  See “Off-Balance Sheet Activities.”

Related Party Transactions

The Company provides investment advisory and administration services to the BlackRock Funds, BPIF, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds including amounts associated with clients of PNC affiliated entities are as follows:

	Three months ended September 30,		Nine months ended September 30,

(Dollar amounts in thousands)	2002	2001	2002	2001

	(unaudited)
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$12,633	$21,276	$47,029	$68,533
Other	5,565	8,315	19,755	25,659
BlackRock Closed-end Funds - Other	10,788	6,973	30,149	22,048
BlackRock Provident Institutional Funds
PNC	3,948	3,045	10,829	8,864
Other*	18,855	12,939	53,612	36,865
STIF - PNC	220	203	630	489

	$52,009	$52,751	$162,004	$162,458

*          Includes the International Dollar Reserve Fund, I, Ltd, a Cayman Islands open-end limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries and affiliates for a fee, based on assets under management.  In addition, the Company provides risk management and model portfolio services to PNC.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Revenues for such services are as follows:

	Three months ended September 30,		Nine months ended September 30,

(Dollar amounts in thousands)	2002	2001	2002	2001

	(unaudited)
Investment advisory and administration fees:
Separate accounts	$4,679	$3,675	$12,080	$10,439
Model Portfolio Services	1,101	1,098	3,302	3,294
Other income-risk management	1,250	1,250	3,750	3,750
Fixed income trading services	282	282	846	846

	$7,312	$6,305	$19,978	$18,329

The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for BPIF and certain other commingled funds and service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

PNC also provides general and administration services to the Company.  Charges for such services were based on actual usage or on defined formulas, which in the Company’s management’s view, resulted in reasonable allocations.  Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended September 30,		Nine months ended September 30,

(Dollar amounts in thousands)	2002	2001	2002	2001

	(unaudited)
Fund administration and servicing costs-affiliates	$7,831	$15,016	$32,925	$47,428
General and administration	1,965	2,102	5,152	5,806
General and administration-consulting	300	—	900	—

	$10,096	$17,118	$38,977	$53,234

Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock Funds.  This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable is approximately $5,658 and $5,427 at September 30, 2002 and December 31, 2001, respectively, which primarily represents investment advisory and administration services provided to Nomura Asset Management Co., Ltd., a strategic joint venture partner, and PNC subsidiaries and affiliates.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Receivable from affiliates was approximately $2,729 and $2,569 at September 30, 2002 and December 31, 2001, respectively.  The amount primarily represents reimbursed expenses due from the BlackRock Funds and affiliates as well as a deferred tax asset on the amounts associated with the Company’s Voluntary and Involuntary Deferred Compensation Plans.

Payable to affiliates was $16,655 and $15,972 at September 30, 2002 and December 31, 2001, respectively.  These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable.  These amounts do not bear interest.

Off-Balance Sheet Activities

As an investment manager of alternative and traditional investment products, the Company has investments in and/or may provide investment management, advisory or administrative services to funds and other investment companies organized as limited liability companies (“LLC”), corporations or business trusts.

Specifically, BlackRock acts as the collateral manager for four CBO funds organized as corporations or limited liability companies.  At September 30, 2002, aggregate assets and debt in the CBOs approximated $1.9 billion and $1.8 billion, respectively.  BlackRock’s equity ownership was approximately $9.0 million at September 30, 2002.

BlackRock serves as the investment manager for two hedge funds (“Obsidian Funds”), with one fund structured as an LLC and the other as a corporate entity, that engage in the trading of fixed income securities.  BlackRock serves as the managing member for the LLC, which had total assets and liabilities of approximately $14.5 billion and $14.1 billion at September 30, 2002, respectively.  BlackRock’s equity ownership was approximately $10.6 million at September 30, 2002.  Approximately $10.5 million of this amount represents an investment with respect to senior employee elections under the Company’s Voluntary and Involuntary Deferred Compensation Plans.

On November 4, 2002, BlackRock purchased certain assets and liabilities of Cyllenius Partners GP, LLC and Cyllenius Capital Management LP.  By virtue of this acquisition, the Company now serves as the managing member of two LLCs  (the “Cyllenius Funds”) which engage in the trading of equity securities both long and short.  At September 30, 2002, the Cyllenius Funds had total assets and liabilities of approximately $72 million and $15 million, respectively.  BlackRock does not maintain an equity ownership interest in the Cyllenius Funds.

Under current accounting principles generally accepted in the United States, the Company has not consolidated the CBOs or the Obsidian Funds and will not consolidate the Cyllenius Funds because non-affiliated parties have sufficient equity ownership and BlackRock has not guaranteed any of their obligations nor is it contractually liable for any of their obligations.  Accordingly, the statements of financial condition and results of operations of the CBOs, the LLC and the Cyllenius Funds are not included and will not be included in BlackRock’s financial statements with the exception of BlackRock’s equity ownership.  The accounting for special purpose entities is currently under review by the Financial Accounting Standards Board and the conditions for consolidation or non-consolidation of such entities could change.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Forward Looking Statements

This report and other statements made by BlackRock may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to BlackRock’s fixed income hedge fund investment performance, potential new business opportunities, liquidity asset levels and other future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “pipeline,” “believe,” “comfortable,” “expect,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

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

In addition to factors previously disclosed in BlackRock’s reports filed with the Securities and Exchange Commission (the “SEC”) and reports identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; (11) terrorist activities, which may adversely affect the general economy, financial and capital markets, specific industries, and BlackRock; and (12) the ability to attract and retain highly talented professionals.

PART I – FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements (continued)

BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2001 and BlackRock’s subsequent reports filed with the SEC, accessible on the SEC’s website at <http://www.sec.gov>, discuss these factors in more detail and identify additional factors that can affect forward-looking statements.

PART I – FINANCIAL INFORMATION (continued)
Item 3.   Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock’s investments, trading, represent matching investments made by, and held in a Rabbi Trust for, the Company associated with senior employee elections under the Company’s Voluntary and Involuntary Deferred Compensation Plans.  As of September 30, 2002, the fair market value of these investments was $15.8 million.  BlackRock’s investments, available for sale, consist primarily of investments in BlackRock funds and certain institutional and private placement portfolios.  Occasionally, the Company invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund and to establish a performance history.  As of September 30, 2002, the fair market value of seed investments was $18.8 million.  The fair market value of BlackRock’s other investments included in the mutual funds total, as stated below, was $145.9 million as of September 30, 2002 and is comprised of an investment in the BlackRock Funds Low Duration Bond Portfolio.  These investments expose BlackRock to equity price risk.  BlackRock did not hold any derivative securities to hedge its investments through the period ended September 30, 2002.  The following table summarizes the fair values of the investments and provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 10% increase or decrease in equity prices:

	Fair Market Value	Fair market value assuming 10% increase in market price	Fair market value assuming 10% decrease in market price

September 30, 2002
Trading	$15,764	$17,340	$14,188

Total investments, trading	15,764	17,340	14,188

Mutual funds	154,515	169,966	139,064
Collateralized bond obligations	8,986	9,885	8,087
Other	1,197	1,317	1,077

Total investments, available for sale	164,698	181,168	148,228

Total investments, trading and available for sale	$180,462	$198,508	$162,416

As discussed previously, investments, trading, represent investments by BlackRock with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans.  Therefore, any change in the fair market value of these investments is offset by a corresponding change in the related deferred compensation liability.

PART I – FINANCIAL INFORMATION (continued)
Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s report filed or submitted under the Exchange Act.

(b)

Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II – OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description

	3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
	3.2 (9)	Amended and Restated Bylaws of the Registrant.
	3.3 (9)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.
	3.4 (9)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.
	4.1 (1)	Specimen of Common Stock Certificate (per class).
	4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.
	10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
	10.2 (1)	1999 Stock Award and Incentive Plan. +
	10.3 (1)	1999 Annual Incentive Performance Plan. +
	10.4 (1)	Nonemployee Directors Stock Compensation Plan. +
	10.5 (1)	Form of Employment Agreement. +
	10.6 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.
	10.7 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
	10.8 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
	10.9 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +
	10.10 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +
	10.11 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.
	10.12 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +
	10.13 (4)	Amendment No. 1 to the 1999 Amended and Restated Long-Term Deferred Compensation Plan. +
	10.14 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +
	10.15 (4)	Amendment No. 2 to the 1999 Stock Award and Incentive Plan. +
	10.16 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.
	10.17 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +
	10.18 (7)	BlackRock, Inc. Voluntary Deferred Compensation Plan. +
	10.19 (9)	BlackRock, Inc. Involuntary Deferred Compensation Plan. +
	10.20 (8)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +
	10.21	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +
	10.22	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.
	10.23	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002 +
	10.24	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.
10.25

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

	10.26	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
	99.1	Certification of Chief Executive Officer and Chief Financial Officer.

	(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
	(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
	(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
	(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
	(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
	(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
	(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68668), originally filed with the Securities and Exchange Commission on August 30, 2001.
	(8)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
	(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
	+	Denotes compensatory plan.

(b)	Reports on Form 8-K

The registrant filed a report on Form 8-K on October 11, 2002 to report results of operations for the period ended September 30, 2002 and to announce the terms of the Long-Term Retention and Incentive Plan.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

By:	/s/ PAUL L. AUDET

Date: November 13, 2002	Paul L. Audet Managing Director & Chief Financial Officer

CEO CERTIFICATION

I, Laurence Fink, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of BlackRock, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ LAURENCE D. FINK

Date: November 13, 2002	Laurence D. Fink Chairman & Chief Executive Officer

CFO CERTIFICATION

I, Paul Audet, certify that:

1 . I have reviewed this quarterly report on Form 10-Q of BlackRock, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PAUL L. AUDET

Date: November 13, 2002	Paul L. Audet Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (9)	Amended and Restated Bylaws of the Registrant.
3.3 (9)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.
3.4 (9)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.
4.1 (1)	Specimen of Common Stock Certificate (per class).
4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.
10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
10.2 (1)	1999 Stock Award and Incentive Plan. +
10.3 (1)	1999 Annual Incentive Performance Plan. +
10.4 (1)	Nonemployee Directors Stock Compensation Plan. +
10.5 (1)	Form of Employment Agreement. +
10.6 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.
10.7 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
10.8 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
10.9 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +
10.10 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +
10.11 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.
10.12 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +
10.13 (4)	Amendment No. 1 to the 1999 Amended and Restated Long-Term Deferred Compensation Plan. +
10.14 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +
10.15 (4)	Amendment No. 2 to the 1999 Stock Award and Incentive Plan. +
10.16 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.
10.17 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +
10.18 (7)	BlackRock, Inc. Voluntary Deferred Compensation Plan. +
10.19 (9)	BlackRock, Inc. Involuntary Deferred Compensation Plan. +
10.20 (8)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +
10.21	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +
10.22	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.
10.23	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002 +
10.24	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.
10.25

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.26	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68668), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
+	Denotes compensatory plan.