Form 10-K
period 2002-12-31
BLACKROCK INC /NY
filed 2003-03-28
CIK 1060021

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FOR ANNUAL AND TRANSITION REPORTS
PUSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

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

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒	No ☐

          The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 28, 2003, is approximately $458,900,000.  There is no non-voting common stock of the Registrant outstanding.

          As of February 28, 2003, there were 18,799,052 shares of the Registrant’s class A common stock issued and outstanding and 46,369,137 shares of the Registrant’s class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference herein:

          Portions of the definitive Proxy Statement of BlackRock, Inc. filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2003 annual meeting of stockholders to be held on May 8, 2003 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.  The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) and (9) and Item 306(c) and (d) of Regulation S-K.

- i -

BlackRock Inc.
Index to Form 10-K

- ii -

Part I

Item 1.	BUSINESS

Overview

          BlackRock, Inc., a Delaware corporation formed in 1998 (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest investment management firms in the United States, with $273 billion of assets under management at year-end 2002 for institutional and individual investors worldwide.  Our products span a broad spectrum of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds, including our BlackRock FundsSM and BlackRock Provident Institutional FundsSM  (“BPIF”)families.  We also offer risk management and investment system services to institutional investors through our BlackRock Solutions® product line.

          BlackRock is a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States.  As of December 31, 2002, PNC indirectly owned approximately 69%, the public owned approximately 17% and BlackRock employees owned approximately 14% of BlackRock.  BlackRock is headquartered in New York City and has offices in Edinburgh, Scotland; Hong Kong; Tokyo, Japan; Wilmington, Delaware; San Francisco, California; and Boston, Massachusetts.

          In 2002, BlackRock’s total assets under management increased by approximately $34 billion, or 14%, from year-end 2001 levels.  Over the past five years, assets under management have grown by over $167 billion, which represents a compound annual growth rate of 21%.  Approximately 86% of annual growth in assets under management has been derived from new business activity, as opposed to market appreciation.  At December 31, 2002, fixed income products represented 64%, money market or liquidity products represented 29%, equity products represented 5% and alternative investment products represented 2% of BlackRock’s total assets under management.  Approximately 67% of the assets are managed in separate accounts and 33% are managed in mutual funds.

Assets Under Management
By Asset Class

	At December 31,
							5 Year CAGR
	1997	1998	1999	2000	2001	2002

	($ in millions)
Fixed Income	$52,486	$64,821	$86,438	$116,878	$135,242	$175,586	27%
Liquidity	39,846	49,381	57,521	61,186	79,753	78,512	15%
Equity	12,592	14,504	18,472	22,235	18,280	13,464	1%
Alternative Investments	489	1,936	2,086	3,470	5,309	5,279	61%

Total	$105,413	$130,642	$164,517	$203,769	$238,584	$272,841	21%

CAGR = Compound Annual Growth Rate

Item 1.	BUSINESS (continued)

          Our ability to generate growth in assets under management is the primary factor driving increases in revenue and earnings and ultimately stockholder value.  Our strategies to deliver growth in assets under management begin with our focus on achieving client investment performance objectives and providing “best in class” client service.  Accordingly, we dedicate significant resources to attracting and retaining talented professionals, the most critical component to maintaining a dynamic growth-oriented firm, and to the ongoing enhancement of our investment technology and operating capabilities.

          BlackRock’s business results largely reflect our position as a leading provider of fixed income and liquidity asset management services to institutional clients.  Of the $273 billion of assets we managed at December 31, 2002, approximately $244 billion, or 89%, were from institutional clients with the remaining $29 billion reflecting individual client investments in our open-end and closed-end mutual fund families.  While we direct substantial resources to our fixed income and liquidity products, we also incur significant expense and have made additional investments over the last two years to establish a quality menu of equity products which can be marketed to both institutional and individual investors.  Additionally, we have enjoyed early success to the introduction of BlackRock Solutions products in 2000, achieving sales to date in excess of our initial expectations.  For 2002, BlackRock Solutions revenue growth exceeded 50%.

          We have generated substantial increases in assets under management, which has resulted in strong revenue and earnings growth since our formation in 1998.  Our financial condition has also been enhanced with the retirement of all long-term debt in 1999 and sizable increases in corporate liquidity (cash and investments) and stockholders’ equity.

Key Financial Data

	December 31,					4 Year CAGR

	1998	1999	2000	2001	2002

	($ in thousands)
Revenue	$339,482	$380,981	$476,872	$533,144	$576,977	14%
Operating Income	$79,362	$110,943	$143,038	$170,176	$215,139	28%
Net Income	$35,615	$59,417	$87,361	$107,434	$133,249	39%
Diluted EPS	$0.66	$1.04	$1.35	$1.65	$2.04	33%
Cash & Investments	$115,965	$159,384	$205,906	$325,577	$463,977	41%
Long-term Debt	$178,200	$28,200	$—	$—	$—	NM
Stockholders’ Equity	$106,191	$280,526	$368,241	$486,117	$634,654	56%

NM   =   Not Meaningful

          While we continue to operate in a global marketplace characterized by volatility and economic weakness, we believe the following factors position us well to produce solid relative returns for stockholders:

•	We finished 2002 with competitive investment performance in our fixed income and liquidity products, which comprise 95% of our assets under management.

•	We completed the restructuring of our equity business in early 2003 with the hiring of a quantitative equity team to lead our U.S. large cap equity management efforts.

•	We continue to experience favorable operating leverage in our core fixed income and liquidity products.

•	New business opportunities remain strong particularly for international clients and in the insurance sector.

Item 1.	BUSINESS (continued)

Products

          BlackRock offers a wide variety of fixed income, liquidity, equity and alternative investment products.  Revenue from these products consists of advisory fees typically structured as a percentage of assets managed and, in some instances, performance fees expressed as a percentage of returns realized in excess of agreed-upon targets.

Fixed Income

          Fixed income investors faced deteriorating credit quality, defaults, bankruptcies and fraud, as well as ongoing threats of terrorism and war throughout 2002.  While not immune to the hostile market environment, adherence to our disciplined investment process enabled us to achieve competitive investment performance for our clients.  We ended the year with $176 billion of fixed income assets under management.  Net new business exceeded $27 billion, with strong growth across an increasingly diverse product mix.  For example, high yield accounts increased 60% to $2.3 billion and global bond mandates quadrupled to $5.1 billion.

          During the year, we continued to enhance our fixed income capabilities.  In addition to attracting additional experienced investment professionals, we took steps to enhance our risk analytics and ensure optimal use of our quantitative capabilities in the investment process.  We also devoted considerable resources to the development of a proprietary credit risk management system that enables us to efficiently aggregate company data, analyst research and holdings information across the entire firm.  By the end of the year, these capabilities were in production, adding further depth to our investment process.

More than three-quarters of our fixed income composites ranked in the top two peer group quartiles for the one, three, five, seven and ten-year periods ended December 31, 2002.*

          Fixed income is a key component of BlackRock’s franchise, representing 64% of our total assets under management at year-end.  Our success is a direct result of our strong long-term investment performance, which in turn reflects the efforts of our entire team to meet our clients’ expectations.  Our investment professionals work closely with BlackRock Solutions, client service, operations and administration personnel to implement our investment strategies.  As a result of these efforts, we have achieved a 27% compound annual growth in fixed income assets under management over the past five years.

*

Past performance is no guarantee of future results.  Liquidity Mutual Funds: Performance data assumes the reinvestment of dividends and capital gains distributions and reflects the performance of the Institutional Class. BlackRock waives fees, without which performance would be lower.  Relative peer group performance is based on quartiles from Lipper Inc.  Lipper rankings are based on total returns with dividends and distributions reinvested and do not reflect sales charges.  Funds with returns among the top 25% of a peer group of funds with comparable objectives are in the first quartile and funds with returns in the next 25% of a peer group are in the second quartile.  Some funds have less than ten years of performance.  The BlackRock Provident Institutional Funds TempFund and TempCash are in the Institutional Money Market Lipper peer group, and Federal Trust Fund and FedFund are in the Institutional U.S. Government Money Market Lipper peer group.  T-Fund and Treasury Trust Fund are in the Institutional U.S. Treasury Lipper peer group.  MuniCash and MuniFund are in the Institutional Tax-Exempt Money Market Lipper peer group.  California Money Fund and New York Money Fund are in the California Tax-Exempt and New York Tax-Exempt Money Market Lipper peer groups, respectively.  The BlackRock Funds Money Market, U.S.  Treasury Money Market, Municipal Money Market, New Jersey Municipal Money Market, Ohio Municipal Money Market, Pennsylvania Municipal Money Market and Virginia Money Market Portfolios are in the Money Market Lipper peer group.  As with other money market funds, investments in BlackRock Provident Institutional Funds and the money market funds of BlackRock Funds are neither insured nor guaranteed by the U.S. government and there is no assurance that a fund will maintain a stable net asset value of $1.00 per share.  Fixed Income Composites Performance:  Results do not reflect the deduction of management/advisory fees and other expenses, which will reduce a client’s return.  For example, assuming an annual gross return of 8.0% and an annual management/advisory fee of 0.25%, the net annualized total return of a composite would be 7.74% over a 5-year period.  Frank Russell Company is the source of peer universe data for fixed income composites.  Some BlackRock composites have less than ten years of performance.

Item 1.	BUSINESS (continued)

Products (continued)

Liquidity

          Liquidity assets, including money market funds, totaled $79 billion at year-end 2002, representing 29% of BlackRock’s total assets under management.  Client investments remained volatile, declining steadily throughout much of the year before rebounding sharply in the fourth quarter following the Federal Reserve’s interest rate cut in November 2002.  Over the course of the year, assets averaged $76 billion, corresponding to a 9% increase over average assets in 2001.

          BlackRock Provident Institutional Funds (BPIF), our institutional money market fund family, represented 72% of total liquidity assets, with the remainder invested in BlackRock Funds money market funds and a variety of accounts for securities lending and other liquidity investors.  The favorable rate environment and a strong sales effort supported $6.4 billion of inflows in BPIF and offshore liquidity funds, which was partially offset by $3.3 billion of outflows in retail money market funds and separate accounts.  At the same time, sustained adverse equity market conditions continued to cause volatility in securities lending portfolios, which experienced net outflows of over $4.3 billion.

          Investment performance has remained competitive, with all our institutional and retail funds ranked in the top two peer quartiles for one, three, five, seven and ten-year periods ended December 31, 2002.*  Our four largest institutional funds, with aggregate assets exceeding $51 billion, ranked in the top quartile during those periods.  BlackRock’s continued success in delivering consistently competitive performance is a testament to our liquidity team’s commitment to conservative money management, which emphasizes stability and safety of principal.

          We are also taking steps to expand our product line and distribution capabilities.  During 2002, we introduced Euro- and Sterling-denominated liquidity funds for international investors and added sales professionals in the United States and Europe.  While others in the industry have employed aggressive pricing and/or investment practices to attract assets, we have maintained, and will continue to maintain, a very disciplined approach to managing our liquidity business, choosing instead to pursue incremental market share on the basis of consistent performance and superior client service.  At some point in the future, however, the economy will likely recover and the Federal Reserve will reverse its two-year long accommodative stance.  When that happens, liquidity investors may re-deploy assets in capital market investments, which would lead to an industry-wide decline in liquidity assets under management.

Equity

          Major equity markets worldwide fell in 2002, marking the first time in over 60 years that equities have realized negative returns for three consecutive years.  Although equities represent a small portion of BlackRock’s total assets under management, market depreciation and redemptions resulted in equity assets under management declining 26% to $13.5 billion at year-end 2002.  Despite this exceptionally difficult environment, we made additional investments to restructure BlackRock’s domestic equity management capabilities, adding investment expertise upon which we believe we can build a more robust business over time.

          Net new business of $2.1 billion in international equity products enabled BlackRock to overcome double digit market declines and close the year up 3% to $9.0 billion.  Investment results during the year were mixed, with Pacific Basin accounts finishing ahead of the index and European portfolios falling short of their benchmarks, principally as a result of poor performance in the second half of the year.  Although we consistently strive to achieve strong relative returns, volatility is expected given the risk profile of these equity products.  We are confident in our international equity team and their investment process, and look forward to returning to historical levels of strong relative performance.

*	See footnote above.

Item 1.	BUSINESS (continued)

Products (continued)

Equity (continued)

          Domestic equity assets declined 53% to $4.5 billion at year-end, largely due to market depreciation and outflows in PNC-related accounts.  Over the past 15 months, we have substantially restructured our domestic equity effort, hiring experienced small and mid cap value and growth professionals and acquiring Cyllenius Capital, an equity hedge fund manager.  Our most critical priority has been to ensure continuity in each new team’s process and performance.  Generally, new business flows lag these types of restructuring efforts; however, we did experience new separate account fundings of $165 million in the fourth quarter of 2002.

          In February 2003, we completed the restructuring of our equity business with the addition of a large cap quantitative equity team that shares BlackRock’s highly disciplined investment and risk management philosophy. Global equity markets continue to decline in 2003 on pressure from European pension plan selling and geopolitical uncertainty, and the timing of an economic recovery remains uncertain.  It may be some time, therefore, before global equity markets return to more normalized performance.  When they do, however, BlackRock will be well positioned to better serve our clients with a variety of attractive equity products.

Alternative Investment Products

          Our fixed income-related alternative investment products, which represent another $5.2 billion in assets under management, were also impacted by market volatility, with real estate portfolios benefiting from lower rates and collateralized bond obligations (CBO) hurt by adverse high yield markets.  Our fixed income hedge funds closed the year with improved investment performance after sustaining losses on the bankruptcies and a steepened yield curve that occurred mid year.  Alternative investment products generally include performance fee opportunities which are based on fund investment returns and are therefore subject to volatility.  Performance fees on alternative investment products for 2002 declined $15 million to $35 million.  All these investments offer the opportunity for higher absolute returns and are subject to greater risk than our traditional products.

          BlackRock’s two fixed income hedge funds invest opportunistically in the global bond markets, implementing the conclusions of our Investment Strategy Group on a more leveraged (capped at twenty times investor capital) and/or more concentrated basis than our traditional products, subject to diversification of the risk exposures in each portfolio.  BlackRock receives a 20% carried interest on investment returns in the fixed income hedge funds which ended the year 2002 with approximately $1.5 billion in assets under management.  Investment losses sustained by the funds in 2002 have resulted in a high water mark for the funds.  BlackRock will not earn additional performance fees on the funds until such time as positive investment performance exceeds the high water mark.  We currently expect to realize little to no performance fees on these funds in 2003 as compared to $30.4 million earned in 2002.

          Our CBOs are fixed income products that focus specifically on investment opportunities in the high yield sector.  These vehicles, which are structured to take advantage of the yield differential between their assets and liabilities, have terms to maturity ranging from eight to twelve years.  During the fourth quarter of 2002, the Company recorded impairment charges on its seed investments in certain cash flow CBOs of $2.2 million as adverse markets, particularly rising default rates, lowered forecasted returns.

Item 1.	BUSINESS (continued)

Products (continued)

Alternative Investment Products (continued)

          Our real estate debt alternative products pursue strong risk-adjusted returns through collateralized commercial real estate lending activities.  Investments are managed in both separate accounts and commingled vehicles, including Anthracite Capital, Inc., a publicly traded real estate investment trust managed by BlackRock.

          On November 4, 2002, BlackRock purchased certain assets and liabilities of Cyllenius Partners GP, LLC and Cyllenius Capital Management LP and now serves as the managing member for two LLCs and the investment manager for a company (the Cyllenius Funds) which engage in the long and short trading of equity securities.  At December 31, 2002, the Cyllenius Funds had total assets and liabilities of approximately $168 million and $45 million, respectively.

BlackRock Solutions

          The difficult market environment of the past several years has illuminated the critical need for sound risk management, which has been the very foundation of BlackRock’s investment philosophy and process since the inception of the firm.  Through BlackRock Solutions, we offer a variety of services to help institutional investors monitor and manage their balance sheet risks and the operational risks associated with their investment activities.  In 2002, nine new clients chose to initiate their relationships with BlackRock Solutions, and revenue increased by over 50% to $50 million for 2002.  Total revenue for 2002 included approximately $6 million for a consulting assignment which was terminated subsequent to the client being acquired in the fourth quarter of  2002.

          Financial institutions, mortgage banks, insurance companies, pension plans and corporations turn to BlackRock Solutions for risk reporting (the Green Package™), risk management consulting, hedging advice, statutory investment accounting and real time risk analytic tools (ANSER™).  These relationships typically require ongoing services and are often delivered in conjunction with investment management services.  Clients also call on BlackRock Solutions for shorter-term assistance on strategic initiatives, such as portfolio liquidations or restructuring in connection with planned business divestitures.  At year-end 2002, we had 38 risk management and investment accounting assignments.

          A growing number of institutional investors have selected BlackRock Solutions’ enterprise investment system (Aladdin®) outsourcing services to support their internal investment operations.  These relationships require substantial resources to implement the system at the client’s site, assist with process reengineering, tailor functionality to serve the client’s unique needs, and provide ongoing user support.  Depending on the client’s size and complexity, implementation can take a year or more, with a contractual commitment of five to ten years.  As of year-end 2002, six implementations had been completed and a seventh was in process.

          BlackRock Solutions continues to represent an important initiative for BlackRock.  We created the platform to support our own operations and rely on it throughout our organization.  In addition, these services offer significant potential for revenue enhancement and diversification over time.  Indeed, the resurgence in global focus on investment and operational risk management is contributing to increased interest in BlackRock Solutions, which provides opportunities for future growth.  We remain committed, however, to managing the growth of the business to pursue the highest quality client service, which, in turn, should enable us to maximize stockholder value over time.

Item 1.	BUSINESS (continued)

Distribution

          BlackRock provides investment and risk management services to a diverse institutional and individual client base.  Client assets are managed in a broad spectrum of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds.  In 2002, institutional assets increased by 18% to $244 billion while individual assets declined by 11% to $29 billion.  The following table provides an analysis of assets under management by investor type classified by amounts reported as separate accounts and mutual funds.  All international client assets are classified as institutional with high net worth client balances included in both the institutional and individual categories.

Assets Under Management
By Investor

	At December 31,
							5 Year CAGR
	1997	1998	1999	2000	2001	2002

	($ in millions)
Institutional Investors
Fixed Income-Separate Accounts	$38,772	$50,933	$73,120	$103,561	$119,488	$156,574	32%
Liquidity-Mutual Funds*	24,127	29,543	30,618	36,828	53,742	60,231	20%
Liquidity-Separate Accounts	6,311	6,423	7,902	6,495	6,831	5,491	-3%
Liquidity-Securities Lending	3,708	7,403	13,032	11,501	10,781	6,433	12%
Equity-Separate Accounts	1,763	2,417	3,080	8,716	9,577	9,736	41%
Alternative Investments	489	1,936	2,086	3,470	5,309	5,279	61%

Total-Institutional Investors	75,170	98,655	129,838	170,571	205,728	243,744	27%

Individual Investors
Fixed Income-Mutual Funds	13,714	13,888	13,318	13,317	15,754	19,012	7%
Liquidity-Mutual Funds	5,700	6,012	5,969	6,362	8,399	6,357	2%
Equity-Mutual Funds	10,829	12,087	15,392	13,519	8,703	3,728	-19%

Total-Individual Investors	30,243	31,987	34,679	33,198	32,856	29,097	-1%

Total	$105,413	$130,642	$164,517	$203,769	$238,584	$272,841	21%

*							Includes BPIF and a short term investment fund (STIF)
CAGR = Compound Annual Growth Rate

          BlackRock’s goal is to serve our clients with competitive investment products, effective risk management solutions, and the highest quality service.  A key measure of success, net new business, totaled $35 billion in 2002 across all distribution channels other than PNC-related accounts which experienced over $10 billion of net redemptions.  We also made a number of investments during the year to expand our ability to serve middle market institutions, high net worth investors and private clients.  At the end of the year, we consolidated all of these efforts on a unified marketing and client service platform, which we believe will enable us to better leverage our relationships and cross-sell BlackRock’s products and services.

          Our largest client base continues to be domestic tax-exempt institutions, including public and private pension plans, foundations and endowments.  At year-end 2002, these investors represented 30% of our total assets under management, with $81 billion managed for 270 separate account clients.  Our new business efforts yielded $7.4 billion of inflows during the year, which included the impact of approximately $7.7 billion of outflows resulting from client rebalancing of bond/equity allocations.  We have benefited from manager consolidation by pension plans, and we continue to see tremendous opportunity to broaden our existing relationships and to attract new clients as our product line and distribution capabilities expand.

Item 1.	BUSINESS (continued)

Distribution (continued)

          Domestic institutional liquidity assets totaled $68 billion at December 31, 2002, or 25% of total assets under management.  During the year, $6.1 billion of net inflows in our U.S. institutional money market funds were offset by $5.9 billion of net outflows in securities lending and other liquidity separate accounts.  A variety of institutions use our liquidity products, including bank trusts, corporations and municipalities, and their investment activity is supported by a dedicated client service team and selected software applications.

          During 2002, assets managed for domestic taxable institutions grew to $50 billion, or 18%, of total assets under management at year-end.  Growth came principally from insurance clients, where we capitalized on the changing industry landscape and added $8.2 billion in net new business.  By offering comprehensive services, including portfolio management, strategic advice, asset/liability management, portfolio hedging and investment accounting services, we have established BlackRock as one of the largest independent managers of insurance assets in the United States.  In early 2003, we added a senior portfolio manager with extensive industry experience, enhancing our ability to serve insurers and banks as they expand their investment outsourcing activity.

          BlackRock continued to expand its global presence in 2002, increasing assets managed for international clients to $45 billion, or 16% of total assets under management at year-end.  Approximately $1 billion of these assets were managed for high net worth investors.  During the year, we raised $3.0 billion from offshore insurance companies and $7.4 billion from other institutional and high net worth investors in Europe, Asia and the Middle East through our alliances with Nomura in Japan and Westpac in Australia.  We believe BlackRock is poised to benefit from increased global focus on risk-adjusted returns and risk management capabilities, particularly as our global name recognition improves and additional local distribution capabilities are established.

          A large percentage of our separate account assets are shared relationships with institutional consultants, who advise our clients on actuarial analysis, asset allocation, manager search, selection and monitoring.  To enhance coordination and comprehensive service, we establish three-way partnerships with our clients and their consultants, sharing insights about the markets and industry trends and providing regular updates on BlackRock’s business and investment performance.  These efforts, which are supported by a dedicated consultant marketing group, have contributed substantially to our new business efforts, helping us achieve a 29% compound annual growth rate in separate account assets under management over the past five years.

          Individual investors are served through two distinct efforts that collectively represented $29 billion, or 11% of total assets under management at year-end 2002.  Our private client group focuses on wholesale distribution of BlackRock’s mutual funds and managed accounts through national and regional broker dealers, financial planners and PNC.  Our wealth management group offers traditional and alternative investments directly to high net worth investors and family offices.  New business efforts in 2002 resulted in $2.9 billion in net inflows in new closed-end funds and separate accounts for high net worth investors, which were more than offset by a 25% decline in open-end mutual fund assets resulting principally from equity market declines and $5.0 billion of outflows from PNC-related accounts.  We expect that the addition of senior professionals in both of these efforts will help us increase assets managed for individual investors over time.

Item 1.	BUSINESS (continued)

Risks

          As a leading investment management firm, risk is an inherent part of BlackRock’s business.  Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks.  As previously discussed in this report, risk management is considered to be of paramount importance to BlackRock’s day-to-day operations.  Consequently, BlackRock devotes significant resources across all its operations to the measurement, management and analysis of risk, including investments in personnel and technology.

Change in the securities markets could lead to a decline in our revenues

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

•	Causing our clients to rebalance assets away from investments that BlackRock manages into investments which they wish to increase their asset allocation and to which BlackRock does not manage.

Poor investment performance could lead to loss of our clients and a decline in our revenues

          We believe that investment performance is one of the most important factors for the growth of our assets under management. Poor investment performance relative to the portfolio benchmark and to our competitors could impair our revenues and growth because:

•	Existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees;

•	Our ability to attract funds from existing and new clients might diminish; and

•	We might earn little or no performance fees.

Loss of key employees could lead to loss of clients and a decline in our revenues

          BlackRock’s ability to locate and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining clients. The market for qualified fund managers, investment analysts, and financial advisers is extremely competitive. There can be no assurance, however, that BlackRock will be successful in its efforts to recruit and retain the required personnel. BlackRock has encouraged the continued retention of its executives and other key personnel through measures such as providing deferred compensation and competitive compensation arrangements, and in the case of BlackRock’s Chairman and Chief Executive Officer, an employment agreement. However, there can be no assurance that BlackRock will be successful in retaining all of its key personnel. Loss of a significant number of key personnel could have an adverse effect on BlackRock.

Item 1.	BUSINESS (continued)

Risks (continued)

Loss of significant separate accounts would decrease our revenues

          We had approximately 408 separate accounts at December 31, 2002, of which the 10 largest (excluding alternative investment products) generated approximately 8% of our total revenues during 2002.  Our clients may terminate investment management contracts or withdraw funds on short notice.  A change in control of BlackRock or PNC may also require approval by registered investment companies of their investment management contracts with us.  Loss of any of these accounts would reduce our revenues. We have, from time to time, lost separate accounts because of corporate mergers and restructuring, and in the future we could lose accounts under these or other circumstances, such as adverse market conditions or poor performance.

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

Performance fees may increase earnings volatility, which could decrease our stock price

          A portion of our revenues are derived from performance fees on some investment and risk management advisory assignments.  In most cases, performance fees are based on investment returns, although in some cases they are based on achieving specific service standards. Generally, we are entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If we do not exceed these targets, we will not generate performance fees for that period and, if targets are based on cumulative returns, we may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns, causing our earnings to be more volatile than if we did not manage assets on a performance fee basis. The volatility in our earnings may decrease our stock price. Performance fees represented 7% of our total revenue in 2002.

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

Item 1.	BUSINESS (continued)

Risks (continued)

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against us and loss of revenues due to client terminations, both of which could cause our earnings or stock price to decline

          When clients retain us to manage assets or provide BlackRock Solutions products or services on their behalf, they specify guidelines or contractual requirements that we are required to observe in the provision of our services.  A failure to comply with these guidelines or contractual requirements could result in losses that the client could seek to recover from us and the client withdrawing its assets from our management, both of which could cause our earnings or stock price to decline.

Failure to comply with government regulations could result in fines or temporary or permanent prohibitions on our activities, which could cause our earnings or stock price to decline

          Our business is subject to extensive regulation in the United States and certain of our activities are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of our engagement in certain activities, suspensions of our personnel or revocation of their licenses, suspension or termination of our investment adviser or broker-dealer registrations, or other sanctions, which could cause our earnings or stock price to decline.

          Certain of our subsidiaries are registered with the Securities and Exchange Commission (SEC) under the Investment Advisers Act, and BlackRock’s mutual funds are registered with the SEC under the Investment Company Act of 1940.  The Investment Advisers Act imposes numerous obligations on registered investment advisers including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on investment advisers to registered investment companies. The failure of one of our subsidiaries to comply with the Investment Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts ranging from censure to termination of an investment adviser’s registration to prohibition to serve as adviser to SEC-registered funds and could lead to litigation by investors in those funds, any of which could cause our earnings or stock price to decline.

Failure to comply with ERISA regulations could result in penalties against us and cause our earnings or stock price to decline

          Our asset management subsidiaries are subject to the Employee Retirement Income Security Act of 1974, or ERISA, and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of our subsidiaries to comply with these requirements could result in significant penalties against us which could reduce our earnings or cause our stock price to decline.

Item 1.	BUSINESS (continued)

Risks (continued)

We will be controlled by PNC as long as it controls a majority of the outstanding voting power of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during such time

          Four of our eleven directors are directors and/or executive officers of PNC and, as of December 31, 2002, PNC indirectly owns approximately 69% of our outstanding common stock, representing approximately 81% of the combined voting power of all classes of voting stock of BlackRock. As long as PNC owns a majority of the voting power of our common stock, PNC will be able to elect our entire board of directors and to remove any director, with or without cause, and generally to determine the outcome of all corporate actions requiring stockholder approval. Additionally, our bylaws provide that, subject to applicable law and rules of the New York Stock Exchange (NYSE), prior to the date on which PNC or another person beneficially owns less than a majority of the voting power of BlackRock common stock, a majority of all directors on the committees of our board of directors will be designated by PNC or such other person. As a result, subject to the power of executive management to manage the day-to-day operations of BlackRock, PNC will be in a position to continue to control all matters affecting BlackRock, including:

•	the composition of our board of directors and, through it, any determination with respect to the direction and policies of BlackRock, including the appointment and removal of officers;

•	any determination with respect to mergers or other business combinations involving BlackRock;

•	the acquisition or disposition of assets by BlackRock;

•	future issuances of common stock or other securities of BlackRock;

•	the incurrence of debt by BlackRock;

•	amendments, waivers and modifications to our agreements, including those with PNC;

•	the payment of dividends on our common stock; and

•	determinations with respect to the treatment of items in our tax returns which are consolidated or combined with PNC’s tax returns.

Concentration of PNC related assets in the BlackRock Funds could result in loss of revenue if the PNC related assets are withdrawn by PNC or PNC related accounts.

          Approximately 64% ($11.5 billion at December 31, 2002) of the assets in the BlackRock Funds are assets related to PNC.  PNC or PNC clients may withdraw these assets at any time and we may not be able to replace them. In addition, we may not be successful in increasing sales through PNC channels and PNC may determine not to continue using or making available the BlackRock Funds or our other products.

Item 1.	BUSINESS (continued)

Risks (continued)

Banking regulation of PNC and BlackRock limits our activities and the types of businesses in which we may engage

          Because PNC is a bank holding company and BlackRock is a subsidiary of PNC and PNC Bank, National Association, its national bank subsidiary (PNC Bank), we are subject to general bank regulations and certain regulatory restrictions specifically imposed on PNC pursuant to written agreements with the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Bank of Cleveland (the Federal Reserve) (See “Item 1 Business-Regulation”) that limit our activities and the types of businesses in which we may engage. These limitations might impair our ability to compete for assets under management and grow our assets. As a subsidiary of a national bank, BlackRock may not conduct new activities, establish a subsidiary, or acquire the stock or assets of another company unless it first obtains written regulatory approval, which is available only for activities that are legally permissible for a national bank or a subsidiary of a national bank and consistent with prudent banking principles and regulatory policy or, for non-U.S. activities or investments, that are usual in connection with the transaction of the business of banking or other financial operations outside of the United States. Banking regulations may cause us to be at a competitive disadvantage because most of our competitors are not subject to these limitations. BlackRock is subject to the supervision, regulation, and examination of the OCC.  As a PNC Bank subsidiary, BlackRock is subject to the broad enforcement authority of the OCC, including the OCC’s power to prohibit BlackRock from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting its business. The OCC may also impose substantial fines and other penalties for violations of banking regulations applicable to BlackRock. Some of our subsidiaries that engage in activities outside the United States are subject to regulation and supervision by the Board of Governors of the Federal Reserve System. In addition, your shares will not be insured by the Federal Deposit Insurance Corporation or guaranteed by any bank.

We could lose existing executive and senior management and investment contracts if there is a change in control of PNC or BlackRock

          Upon a change in control of PNC or BlackRock, PNC, BlackRock or any successor may be required to offer to purchase all of our capital stock held by BlackRock’s employee stockholders and by public stockholders. Upon a change in control of PNC or BlackRock, our existing management may leave and new management could be appointed. In addition, in the event of such a change in control of PNC or BlackRock, the boards of registered investment companies will have to approve our investment management contracts.  Moreover, our advisory clients must consent to such change of control or terminate their agreements with us.

Conflicts of interest with PNC due to our ongoing business relationship may arise

Conflicts of interest may arise between BlackRock and PNC in a number of areas relating to our past, ongoing and future relationships, including:

•	the nature, quality and pricing of services rendered to us by PNC and to PNC by us;
•	competitive business activities;
•	sales or distributions by PNC of all or a portion of its ownership interest in BlackRock;
•	PNC’s ability to control the management and affairs of BlackRock; or
•	other intercompany relationships.

          We may not be able to resolve any conflict of interest with PNC or, if a conflict of interest is resolved, we may not receive as favorable a resolution as we might have received if we were dealing with an unaffiliated third party.

Item 1.	BUSINESS (continued)

Risks (continued)

          The foregoing risks are not exhaustive and new risks may emerge which affect BlackRock’s businesses.  It is impossible for management to predict such risks, and therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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

Employees

          At December 31, 2002 BlackRock had 909 full-time employees, including 186 professionals in the portfolio management group, 244 professionals in risk management and analytics, 217 professionals in the separate account and funds marketing and client service areas and 262 professionals in administrative and support departments.

Regulation

          Virtually all aspects of BlackRock’s business are subject to various federal and state laws and regulations, some of which are summarized below.  These laws and regulations are primarily intended to protect investment advisory clients, stockholders of registered investment companies, PNC’s bank subsidiaries and bank customers of PNC Bank.  Under these laws and regulations, agencies that regulate investment advisers and banks and their subsidiaries, such as BlackRock and its subsidiaries, have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from carrying on business if it fails to comply with such laws and regulations.  Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

          BlackRock’s subsidiaries are subject to regulation, primarily at the federal level, by the SEC, the Department of Labor, the OCC, the Board of Governors of the Federal Reserve System (FRB), the Commodity Futures Trading Commission (CFTC) and other regulatory bodies.

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

Item 1.	BUSINESS (continued)

Regulation (continued)

          BlackRock’s subsidiaries also are subject to ERISA and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients.  ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions.

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

          BlackRock’s international operations are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.  As BlackRock has expanded its international business, various of its subsidiaries and international operations have become subject to regulatory systems comparable to those affecting its operations in the U.S.  BlackRock’s international subsidiaries are subject to periodic examination by these regulatory agencies and have developed comprehensive compliance systems in order to satisfy applicable regulatory requirements.  The failure of BlackRock’s internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on BlackRock.

          PNC is a bank holding company and, as discussed below, is also a “financial holding company” regulated by the FRB. PNC Bank, the indirect parent of BlackRock, is a national bank subsidiary of PNC.  As an operating subsidiary of PNC Bank, BlackRock is subject to most banking laws, regulations, and orders that are applicable to PNC Bank, and therefore to the supervision, regulation, and examination of the OCC, as well as the SEC.  The OCC and the Federal Deposit Insurance Corporation (FDIC) also have broad enforcement authority over PNC Bank and its subsidiaries, including the power to prohibit PNC Bank or any subsidiary from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting its business, to appoint the FDIC as conservator or receiver of PNC Bank if any of a number of conditions are met, and to impose substantial fines and other penalties.  Supervision and regulation of PNC Bank and its subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of stockholders or creditors of national banks or their subsidiaries.  The FRB has regulatory and supervisory authority with respect to PNC’s non-U.S. activities and investments, including non-U.S. activities and investments of BlackRock, as well as with respect to its non-bank subsidiaries.

          Because BlackRock is a subsidiary of PNC, a regulated financial services firm, PNC’s relationships and good standing with its regulators are important to the conduct of our business.  The FRB, OCC, SEC, and other domestic and foreign regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon applications or notices of PNC or its subsidiaries to conduct new activities, acquire or divest businesses or assets or reconfigure existing operations.  In addition, PNC and its bank subsidiaries are subject to examination by various regulators, which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our businesses.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liabilities, and various other factors.  An examination downgrade by any of the federal bank regulators of PNC or its subsidiaries potentially can result in the imposition of limitations on certain of our activities and on our growth.

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

Item 1.	BUSINESS (continued)

Regulation (continued)

          As an operating subsidiary of a national bank, BlackRock may not conduct new activities, establish a subsidiary, or acquire the stock or assets of another company unless it provides notice to and/or obtains the approval of the OCC or, with respect to most non-U.S. activities or investments, the FRB.  The OCC will generally approve only those activities and investments that are legally permissible for a national bank and consistent with prudent banking principles and regulatory policy.  The FRB will approve only those activities that are usual in connection with the transaction of the business of banking or other financial operations outside of the United States.  Investment management firms with which BlackRock competes commonly invest in investment companies and private investment funds to which they provide services.  Pursuant to OCC authorization, BlackRock may invest in investment companies and private investment funds to which it provides advisory, administrative or other services, to the extent consistent with applicable law and regulatory interpretations, including applicable banking laws.  BlackRock’s current domestic and overseas activities are, with the limited exception of the activities of BlackRock’s financial subsidiaries discussed below, permissible for a national bank.

          Pursuant to the Gramm-Leach-Bliley Act (the GLB Act), which generally became effective on March 11, 2000, a qualifying bank holding company may become a financial holding company and engage in a broad range of financial activities.  A bank holding company may elect to become a financial holding company if each of its subsidiary banks is “well capitalized,” is “well managed,” and has at least a satisfactory rating under the Community Reinvestment Act.  PNC became a financial holding company as of March 13, 2000.

          The GLB Act also permits a national bank, such as PNC Bank, to engage through the formation of a “financial subsidiary” in expanded activities, including securities underwriting and dealing.

          In order to qualify to establish or acquire a financial subsidiary, a national bank and each of its depository institution affiliates must maintain “well capitalized” capital ratios, examination ratings of “1” or “2” (on a scale of “1” to “5”), and certain other criteria that are incorporated into the definition of “well managed” in the OCC’s rules, and may not have a less than satisfactory Community Reinvestment Act rating.  In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of 45% of the parent bank’s total assets or $50 billion.  A national bank that is one of the largest 50 insured banks in the United States, such as PNC Bank, must also have issued debt with certain minimum ratings.  In addition to calculating its risk-based capital on a generally accepted accounting principles (GAAP) basis, a national bank with one or more financial subsidiaries must also be “well capitalized” after excluding from its equity all equity investments, including retained earnings, in a financial subsidiary, and excluding from its consolidated assets the assets of the financial subsidiary.  Any published financial statement for a national bank with a financial subsidiary must provide risk-based capital information both in accordance with GAAP and as described above.  The bank must also have policies and procedures to assess financial subsidiary risks and potential liabilities and protect the bank from such risks and potential liabilities.

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

          Under the GLB Act and the OCC’s proposed regulations, if a national bank that has one or more financial subsidiaries, or any depository institution affiliate of such national bank, subsequently fails to meet the “well capitalized” or “well managed” and related criteria the national bank must enter into an agreement with the OCC to correct the condition.  The OCC has the authority to limit the activities of such a national bank.  If the condition is not corrected within six months or within any additional time granted by the OCC, the national bank could be required to conform the activities of its financial subsidiaries to activities in which a national bank could engage directly.  In addition, if the bank or any insured depository institution affiliate receives a less than satisfactory Community Reinvestment Act examination rating, the national bank would not be permitted to engage in any new activities, or to make new investments, in reliance upon the financial subsidiary authority.

Item 1.	BUSINESS (continued)

Regulation (continued)

          The FRB is the “umbrella” supervisor for financial holding companies.  In addition, the financial holding company’s operating entities, such as its subsidiary broker-dealers, investment managers, investment companies, banks and other regulated institutions, are also subject to the jurisdiction of various state and federal “functional” regulators.

          In July 2002, PNC announced that it had entered into a written agreement with the Federal Reserve Bank of Cleveland (Federal Reserve) and that its principal subsidiary, PNC Bank, had entered into a written agreement with the OCC.  These agreements address such issues as risk, management and financial controls.  PNC and PNC Bank also entered into agreements with the Federal Reserve and the OCC, respectively, requiring PNC and PNC Bank to provide a plan for PNC Bank to meet the “well capitalized” and “well managed” criteria within a 180-day period.

          As of December 19, 2002, the Federal Reserve and the OCC notified PNC and PNC Bank, respectively, that PNC Bank now met both the “well capitalized” and “well managed” criteria.  This removed the limitations placed in July 2002 on PNC engaging in new activities or making new investments and on PNC Bank’s financial subsidiary activities.  However, the written agreements remain in place, and PNC and PNC Bank (including the operating subsidiaries of PNC Bank, such as BlackRock), respectively, in certain circumstances must seek approval from the Federal Reserve or the OCC, respectively, before making acquisitions or engaging in new activities.  PNC and PNC Bank believe that they have made substantial progress to date in addressing the various requirements set forth in the written agreements.  There can be no assurance, however, as to the precise timing for determining that all required corrective actions have been taken to the appropriate satisfaction of the Federal Reserve and the OCC.

          Under federal law, PNC Bank and its subsidiaries, including BlackRock, generally may not engage in transactions with PNC or its non-bank subsidiaries, except on terms and under circumstances that are substantially the same as those prevailing for comparable transactions involving nonaffiliated companies, or, in the absence of comparable transactions, that in good faith would be offered to or would apply to nonaffiliated companies.  In addition, certain transactions, including loans and other extensions of credit, guarantees, investments, and asset purchases between PNC Bank and its subsidiaries, including BlackRock, on the one hand, and PNC and its nonbank subsidiaries, on the other hand, are limited to 10% of PNC Bank’s capital and loan loss reserve allowance for transactions with a single company and to 20% of PNC Bank’s capital and loan loss reserve allowance for aggregate transactions with PNC and all its nonbank subsidiaries and other affiliates.  In certain circumstances, federal regulatory authorities may impose more restrictive limitations.  Such extensions of credit, with limited exceptions, must be fully collateralized.  These affiliate transaction restrictions also apply in some cases to loans or other transactions between PNC Bank or BlackRock, on the one hand, and financial subsidiaries of PNC Bank or BlackRock or investment funds advised by BlackRock, on the other.

          The FDIC could be appointed as conservator or receiver of PNC Bank if the bank were to become insolvent or if other conditions or events were to occur.  As conservator or receiver, the FDIC could exercise all rights of PNC Bank as a stockholder of BlackRock.  The FDIC would also have the authority to repudiate contracts by PNC Bank, including servicing or other contracts with BlackRock, at any time within 180 days of its appointment as conservator or receiver, and would be obligated to pay BlackRock only “actual direct compensatory damages,” not including damages for lost profits or opportunity, as of the date of conservatorship or receivership as a result of such repudiation.  The FDIC could also disregard, without paying damages, any contract that tended to diminish or defeat the FDIC’s interest in any PNC Bank asset if the contract were not:

•	In writing;

•	Executed by PNC Bank and BlackRock contemporaneously with the acquisition of the asset by PNC Bank;

•	Approved by the board of directors of PNC Bank or its loan committee with the approval reflected in the minutes of the board or committee; and

Item 1.	BUSINESS (continued)

Regulation (continued)

•	Continuously, from the time of its execution, an official record of PNC Bank.

          In addition, the FDIC could obtain a stay of up to 90 days of any judicial action or proceeding involving PNC Bank, and could require BlackRock to exhaust its remedies under FDIC claims procedures before pursuing any available judicial remedy.

          PNC’s bank subsidiaries are subject to “cross-guarantee” provisions under federal law, which provide that if one of these banks or thrifts fails or requires FDIC assistance, the FDIC may assess a “commonly controlled” bank or thrift, such as PNC Bank, for the estimated losses suffered by the FDIC.  The FDIC’s claim is superior to the claims of affiliates, such as BlackRock, and of stockholders of the banks.  At December 31, 2002, both of PNC’s bank subsidiaries exceeded the required ratios for classification as “well capitalized” under statutory and regulatory standards.

          BlackRock is subject to the USA Patriot Act of 2001 which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001.  That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain financial institutions.  The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations.  BlackRock has established policies and procedures designed to ensure compliance with the Act and the related regulations.

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

Item 1.	BUSINESS (continued)

Available Information

          BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC.  BlackRock makes available free of charge on or through its website at http://www.blackrock.com BlackRock’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  Further, BlackRock will provide, without charge upon written request, a copy of BlackRock’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Requests for copies should be addressed to Joseph Feliciani, Managing Director, BlackRock, Inc., 40 East 52nd Street, New York, New York 10022.  You may read and copy any document BlackRock files at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549.  Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room.  Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 2.	PROPERTIES

          BlackRock’s principal office is located at 40 East 52nd Street, New York, New York.  BlackRock also leases office space in New York City at 345 Park Avenue and in Edinburgh, Scotland; San Francisco, California; Kingwood, Texas; White Plains, New York; Hong Kong; Tokyo, Japan and Boston, Massachusetts and owns an 84,000 square foot office building in Wilmington, Delaware.

Item 3.	LEGAL PROCEEDINGS

          BlackRock and persons to whom BlackRock may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted.  Management, after consultation with legal counsel, does not at the present time anticipate that the ultimate aggregate liability, if any, arising out of such lawsuits will have a material adverse effect on BlackRock’s financial position, although at the present time, management is not in a position to determine whether any such pending or threatened litigation will have a material adverse effect on BlackRock’s results of operations in any future reporting period.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of BlackRock’s security holders during the fourth quarter of the year ended December 31, 2002.

Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          BlackRock’s class A common stock is listed on the NYSE and is traded under the symbol “BLK.”  BlackRock’s class B common stock is not included for listing or quotation on any established market.  At the close of business on February 28, 2003, there were 430 class A common stockholders of record and 52 class B common stockholders of record.

          The following table sets forth for the periods indicated the high and low reported sale prices per share for the class A common stock as reported on the NYSE:

	Stock Price Ranges

	High	Low	Close

2002
First Quarter	$46.26	$40.90	$44.60
Second Quarter	$47.35	$40.45	$44.30
Third Quarter	$46.42	$40.00	$41.42
Fourth Quarter	$41.28	$34.30	$39.40
2001
First Quarter	$44.00	$31.25	$36.00
Second Quarter	$37.77	$30.76	$34.29
Third Quarter	$44.50	$34.01	$44.22
Fourth Quarter	$44.40	$37.46	$41.70

Dividends

          BlackRock has not declared any dividends on its common stock and presently intends to retain future earnings, if any, for the development of our business and therefore does not anticipate that our board of directors will declare or pay any dividends on the class A common stock and class B common stock in the foreseeable future.  The declaration and payment of dividends by BlackRock are subject to the discretion of our board of directors.  BlackRock is a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us.  The board of directors will determine future dividend policy based on our results of operations, financial condition, capital requirements and other circumstances.  In addition, because we are a consolidated subsidiary of PNC Bank, federal banking restrictions on payments of dividends by PNC Bank may apply to us (see “Business-Regulation” in Item 1 above).

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

	Year ended December 31,

(Dollar amounts in thousands, except per share data or otherwise stated)	2002	2001	2000	1999	1998

Income statement data
Revenue
Investment advisory and administration fees:
Mutual funds	$212,214	$217,361	$229,259	$214,728	$162,487
Separate accounts	306,951	278,126	223,521	154,046	101,352
BlackRock Asset Investors (BAI) (1)	—	—	—	(7,072)	61,199

Total advisory and administration fees	519,165	495,487	452,780	361,702	325,038
Other income	57,812	37,657	24,092	19,279	14,444

Total revenue	576,977	533,144	476,872	380,981	339,482
Expense
Employee compensation and benefits	230,634	215,118	189,684	138,025	109,741
BAI incentive compensation (1)	—	—	—	(5,387)	44,806
Fund administration and servicing costs-affiliates	40,304	60,829	75,686	78,666	52,972
General and administration	90,076	76,567	58,311	48,570	38,696
Amortization of intangible assets	824	10,454	10,153	9,653	9,653
Closed-end fund offering costs	—	—	—	511	4,252

Total expense	361,838	362,968	333,834	270,038	260,120

Operating income	215,139	170,176	143,038	110,943	79,362

Non-operating income (expense)
Investment income	9,492	11,576	7,734	3,445	1,995
Interest expense	(683)	(761)	(855)	(10,938)	(13,347)

	8,809	10,815	6,879	(7,493)	(11,352)

Income before income taxes	223,948	180,991	149,917	103,450	68,010
Income taxes	90,699	73,557	62,556	44,033	32,395

Net income	$133,249	$107,434	$87,361	$59,417	$35,615

Per share data (unaudited)
Basic earnings	$2.06	$1.67	$1.37	$1.04	$0.67
Diluted earnings	2.04	1.65	1.35	1.04	0.66
Book value	9.78	7.54	5.75	4.39	1.94
Market value	39.40	41.70	42.00	17.19	N/A
Cash dividends declared per common share	N/A	N/A	N/A	N/A	N/A
Balance sheet data
Cash and cash equivalents	$255,234	$186,451	$192,590	$157,129	$113,450
Investments	208,743	139,126	13,316	2,255	2,515
Intangible assets, net	182,827	181,688	192,142	194,257	203,910
Other assets	217,384	177,213	138,955	93,941	120,909
Total assets	864,188	684,478	537,003	447,582	440,784
Long-term debt	—	—	—	28,200	178,200
Total liabilities	229,534	198,361	168,762	167,056	334,593
Stockholders’ equity	634,654	486,117	368,241	280,526	106,191
Other financial data (unaudited)
Assets under management (Dollar amounts in millions)
Separate accounts:
Fixed income	$156,574	$119,488	$103,561	$73,120	$50,933
Liquidity	5,491	6,831	6,495	7,902	6,423
Securities lending	6,433	10,781	11,501	13,032	7,403
Equity	9,736	9,577	8,716	3,080	2,417
Alternative investment products	5,279	5,309	3,470	2,086	1,936

Subtotal	183,513	151,986	133,743	99,220	69,112

Mutual funds:
Fixed income	19,012	15,754	13,317	13,318	13,888
Liquidity	66,588	62,141	43,190	36,587	35,555
Equity	3,728	8,703	13,519	15,392	12,087

Subtotal	89,328	86,598	70,026	65,297	61,530

Total	$272,841	$238,584	$203,769	$164,517	$130,642

(1)	Pursuant to a plan of liquidation, the assets of BAI were sold in 1999 and its business operations terminated.
(2)

Amortization of intangible assets decreased due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” further described in “Management’s Discussion and Analysis of Financial  Condition and Results of Operations” in Item 7.

N/A — Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $272.8 billion of assets under management at December 31, 2002.  BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Provident Institutional Funds (BPIF).  In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (PNC), one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services.  As of December 31, 2002, PNC indirectly owns approximately 69%, the public owns approximately 17% and BlackRock employees own approximately 14% of BlackRock.

          The following table summarizes BlackRock’s operating performance for the years ended December 31, 2002, 2001 and 2000:

BlackRock, Inc.
Financial Highlights
(Dollar amounts in thousands, except share data or otherwise stated)

				Variance vs.

	Year ended December 31,			2002 vs. 2001		2001 vs. 2000

	2002	2001	2000	Amount	%	Amount	%

Total revenue	$576,977	$533,144	$476,872	$43,833	8%	$56,272	12%
Total expense	$361,838	$362,968	$333,834	$(1,130)	0%	$29,134	9%
Operating income	$215,139	$170,176	$143,038	$44,963	26%	$27,138	19%
Net income	$133,249	$107,434	$87,361	$25,815	24%	$20,073	23%
Diluted earnings per share	$2.04	$1.65	$1.35	$0.39	24%	$0.30	22%
Average diluted shares outstanding	65,307,548	64,926,199	64,590,707	381,349	1%	335,492	1%
EBITDA (a)	$244,869	$207,773	$170,767	$37,096	18%	$37,006	22%
Operating margin (b)	40.1%	36.0%	35.7%
Assets under management (Dollar amounts in millions)	$272,841	$238,584	$203,769	$34,257	14%	$34,815	17%

(a)	“EBITDA” represents earnings before interest, taxes, depreciation and amortization.

(b)	Operating income divided by total revenue less fund administration and servicing costs - affiliates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

          Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on assets under management.  Performance fees generally are earned when investment performance exceeds a contractual threshold and, accordingly, may increase the volatility of BlackRock’s revenue and earnings.

          BlackRock provides a variety of risk management and investment system services to insurance companies, finance companies, pension funds, foundations, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies.  These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients.  Fees earned for BlackRock Solutions services are either based on predetermined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments.  The fees earned on risk management advisory and investment system assignments are recorded as other income.

          Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs-affiliates, general and administration, and amortization of intangible assets.  Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs.  Fund administration and servicing costs-affiliates expense reflects payments made to PNC affiliated entities, primarily associated with the administration and servicing of PNC client investments in the BlackRock Funds.  Intangible assets at December 31, 2002 and December 31, 2001 were $182.8 million and $181.7 million, respectively, with amortization expense of approximately $0.8 million, $10.5 million and $10.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Intangible assets primarily reflect PNC’s acquisition of BlackRock Financial Management, L.P. (BFM) on February 28, 1995, a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000 and the acquisition of Cyllenius Capital Management on November 4, 2002.

Assets Under Management

          Assets under management (AUM) increased $34.3 billion, or 14%, to $272.8 billion at December 31, 2002, compared with $238.6 billion at December 31, 2001.  The growth in assets under management was attributable to an increase of $31.5 billion, or 21%, in separate accounts and $2.7 billion, or 3%, in mutual fund assets.

          The increase in separate accounts at December 31, 2002, as compared with December 31, 2001, was the result of net subscriptions of $21.3 billion and market appreciation of $10.2 billion.  Net subscriptions in fixed income and equity separate accounts were $24.4 billion and $2.3 billion, respectively, while liquidity and liquidity-securities lending separate account assets experienced net redemptions of $1.4 billion and $4.3 billion, respectively.  The rise in fixed income separate accounts was primarily attributable to strong relative investment performance resulting in higher levels of funding from existing clients as well as increased sales to new clients.  Fixed income net subscriptions of $24.4 billion is net of approximately $7.7 billion of market rebalancing outflows.  The growth in equity separate account assets primarily reflected new business generated in the European equity product.  The $4.3 billion decline in liquidity-securities lending separate accounts reflects lower levels of cash collateral managed by

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock for PFPC Worldwide, Inc. (PFPC), a PNC affiliate, associated with PFPC’s securities lending business.  Cash collateral balances generally rise or fall as the equity markets expand or contract.  Market appreciation of $10.2 billion in separate accounts was primarily comprised of appreciation in fixed income assets of $12.6 billion due to declining interest rates, partially offset by market depreciation in equity assets of $2.1 billion.

          The $2.7 billion year over year increase in mutual fund assets reflected net subscriptions of $4.1 billion, which was partially offset by $1.5 billion of market depreciation in the BlackRock Funds largely associated with the decline in the equity markets.  Net subscriptions in BPIF and closed-end funds were $6.4 billion and $2.0 billion, respectively, while BlackRock Funds experienced net redemptions of $4.5 billion.  The increase in BPIF assets was the result of sales driven in part by the decline in short-term interest rates and investors’ flight to quality.  Management assumes that the current level of BPIF assets will not be sustained unless there are further declines in short-term interest rates by the Federal Reserve.  The increase in closed-end fund assets was attributable to new fund launches of $2.6 billion offset by a term trust maturity of $0.6 billion.  Net redemptions in BlackRock Fund assets was due to withdrawals by PNC related accounts as a result of the poor relative investment performance in a number of equity products and, in the case of PNC client accounts, also the implementation of open architecture strategies by PNC.

BlackRock, Inc.
Assets Under Management
(Dollar amounts in millions)
(unaudited)

	December 31,			Variance %

(Dollar amounts in millions)	2002	2001	2000	2002 vs. 2001	2001 vs. 2000

All Accounts
Fixed income	$175,586	$135,242	$116,878	29.8%	15.7%
Liquidity	78,512	79,753	61,186	(1.6)	30.3
Equity	13,464	18,280	22,235	(26.3)	(17.8)
Alternative investment products	5,279	5,309	3,470	(0.6)	53.0

Total	$272,841	$238,584	$203,769	14.4%	17.1%

Separate Accounts
Fixed income	$156,574	$119,488	$103,561	31.0%	15.4%
Liquidity	5,491	6,831	6,495	(19.6)	5.2
Liquidity-Securities lending	6,433	10,781	11,501	(40.3)	(6.3)
Equity	9,736	9,577	8,716	1.7	9.9
Alternative investment products	5,279	5,309	3,470	(0.6)	53.0

Subtotal	183,513	151,986	133,743	20.7	13.6

Mutual Funds
Fixed income	19,012	15,754	13,317	20.7	18.3
Liquidity	66,588	62,141	43,190	7.2	43.9
Equity	3,728	8,703	13,519	(57.2)	(35.6)

Subtotal	89,328	86,598	70,026	3.2	23.7

Total	$272,841	$238,584	$203,769	14.4%	17.1%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

          The following tables present the component changes in BlackRock’s assets under management for the years ended December 31, 2002, 2001 and 2000, respectively.  The data reflects certain reclassifications to conform with the current year’s presentation.

          For the years ended December 31, 2002, 2001 and 2000, net subscriptions were $25.4 billion, $31.3 billion and $33.0 billion, respectively, and accounted for 74%, 90% and 84%, respectively, of the total increase in assets under management.

BlackRock, Inc.
Component Changes in Assets Under Management

	Year ended December 31,

(Dollar amounts in millions)	2002	2001	2000

All Accounts
Beginning assets under management	$238,584	$203,769	$164,517
Net subscriptions	25,378	31,318	33,022
Market appreciation	8,879	3,497	6,230

Ending assets under management	$272,841	$238,584	$203,769

% of Change in AUM from net subscriptions	74.1%	90.0%	84.1%
Separate Accounts
Beginning assets under management	$151,986	$133,743	$99,220
Net subscriptions	21,322	12,030	25,890
Market appreciation	10,205	6,213	8,633

Ending assets under management	183,513	151,986	133,743

Mutual Funds
Beginning assets under management	86,598	70,026	65,297
Net subscriptions	4,056	19,288	7,132
Market depreciation	(1,326)	(2,716)	(2,403)

Ending assets under management	89,328	86,598	70,026

Total	$272,841	$238,584	$203,769

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.
Component Changes in Assets Under Management

	Year ended December 31,

(Dollar amounts in millions)	2002	2001	2000

Separate Accounts
Fixed income
Begining assets under management	$119,488	$103,561	$73,120
Net subscriptions	24,443	8,071	21,568
Market appreciation	12,643	7,856	8,873

Ending assets under management	156,574	119,488	103,561

Liquidity
Beginning assets under management	6,831	6,495	7,902
Net subscriptions (redemptions)	(1,365)	239	(1,497)
Market appreciation	25	97	90

Ending assets under management	5,491	6,831	6,495

Liquidity-Securities lending
Beginning assets under management	10,781	11,501	13,032
Net redemptions	(4,348)	(720)	(1,531)

Ending assets under management	6,433	10,781	11,501

Equity
Beginning assets under management	9,577	8,716	3,080
Net subscriptions	2,269	2,752	6,224
Market depreciation	(2,110)	(1,891)	(588)

Ending assets under management	9,736	9,577	8,716

Alternative investment products
Beginning assets under management	5,309	3,470	2,086
Net subscriptions	323	1,688	1,126
Market appreciation (depreciation)	(353)	151	258

Ending assets under management	5,279	5,309	3,470

Total Separate Accounts
Beginning assets under management	151,986	133,743	99,220
Net subscriptions	21,322	12,030	25,890
Market appreciation	10,205	6,213	8,633

Ending assets under management	$183,513	$151,986	$133,743

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.
Component Changes in Assets Under Management

	Year ended December 31,

(Dollar amounts in millions)	2002	2001	2000

Mutual Funds
Fixed Income
Beginning assets under management	$15,754	$13,317	$13,318
Net subscriptions (redemptions)	2,836	2,308	(671)
Market appreciation	422	129	670

Ending assets under management	19,012	15,754	13,317

Liquidity
Beginning assets under management	62,141	43,190	36,587
Net subscriptions	4,443	18,951	6,603
Market appreciation	4	—	—

Ending assets under management	66,588	62,141	43,190

Equity
Beginning assets under management	8,703	13,519	15,392
Net subscriptions (redemptions)	(3,223)	(1,971)	1,200
Market depreciation	(1,752)	(2,845)	(3,073)

Ending assets under management	3,728	8,703	13,519

Total Mutual Funds
Beginning assets under management	86,598	70,026	65,297
Net subscriptions	4,056	19,288	7,132
Market depreciation	(1,326)	(2,716)	(2,403)

Ending assets under management	$89,328	$86,598	$70,026

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.
Component Changes in Assets Under Management

	Year ended December 31,

	2002	2001	2000

	($ in millions)
Mutual Funds
BlackRock Funds
Beginning assets under management	$24,195	$26,359	$27,339
Net subscriptions (redemptions)	(4,533)	616	1,834
Market depreciation	(1,547)	(2,780)	(2,814)

Ending assets under management	18,115	24,195	26,359

BlackRock Global Series
Beginning assets under management	149	75	—
Net subscriptions	48	90	72
Market appreciation (depreciation)	14	(16)	3

Ending assets under management	211	149	75

BPIF*
Beginning assets under management	53,167	36,338	25,554
Net subscriptions	6,409	16,829	6,688
Exchanges	—	—	4,096

Ending assets under management	59,576	53,167	36,338

Closed End
Beginning assets under management	8,512	6,764	7,340
Net subscriptions (redemptions)	2,052	1,668	(984)
Market appreciation	207	80	408

Ending assets under management	10,771	8,512	6,764

Short Term Investment Funds (STIF)*
Beginning assets under management	575	490	5,064
Net subscriptions (redemptions)	80	85	(478)
Exchanges	—	—	(4,096)

Ending assets under management	655	575	490

Total Mutual Funds
Beginning assets under management	86,598	70,026	65,297
Net subscriptions	4,056	19,288	7,132
Market depreciation	(1,326)	(2,716)	(2,403)

Ending assets under management	$89,328	$86,598	$70,026

          *  During the fourth quarter of 2000, $4.1 billion of STIF assets under management were exchanged into the BPIF product.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2002 as compared with the year ended December 31, 2001.

Revenue

          Total revenue for the year ended December 31, 2002 increased $43.8 million, or 8%, to $577.0 million, compared with $533.1 million for the year ended December 31, 2001.  Investment advisory and administration fees increased $23.7 million, or 5%, to $519.2 million for the year ended December 31, 2002, compared with $495.5 million for the year ended December 31, 2001.  The growth in investment advisory and administration fees was primarily due to a 14% increase in assets under management to $272.8 billion at December 31, 2002.  Other income of $57.8 million increased $20.2 million, or 54%, for the year ended December 31, 2002, compared with $37.7 million for the year ended December 31, 2001.  The increase was the result of increased sales of BlackRock Solutions products and services but included approximately $6 million for a consulting assignment which was terminated late in 2002 subsequent to the client being acquired.

	Year ended December 31,		Variance

(Dollar amounts in thousands)	2002	2001	Amount	%

Investment advisory and administration fees:
Mutual funds	$212,214	$217,361	$(5,147)	(2.4)%
Separate accounts	306,951	278,126	28,825	10.4

Total investment advisory and administration fees	519,165	495,487	23,678	4.8
Other income	57,812	37,657	20,155	53.5

Total revenue	$576,977	$533,144	$43,833	8.2%

          Mutual fund advisory and administration fees decreased $5.1 million, or 2%, to$212.2 million for the year ended December 31, 2002, compared with $217.4 million for the year ended December 31, 2001.  The decrease in mutual fund revenue was due to a decline in BlackRock Fund fees of $38.8 million, partially offset by increases of BPIF and closed-end fund fees of $22.4 million and $11.1 million, respectively.  The decrease in BlackRock Fund revenue was due to a $6.1 billion, or 25%, decline in assets of which 79% related to withdrawals by PNC related accounts.  The increase in BPIF revenue was the result of a $9.2 billion, or 20%, increase in average assets due to expanded marketing efforts, flight to quality considerations and declining interest rates.  Closed-end fund revenue increased $11.1 million due to an increase in assets of $2.6 billion due to BlackRock’s new fund offerings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2002 as compared with the year ended December 31, 2001. (continued)

Revenue (continued)

          Separate account advisory fees increased $28.8 million, or 10%, to $307.0 million for the year ended December 31, 2002, compared with $278.1 million for the year ended December 31, 2001.  Excluding performance fees, advisory fees on separate accounts increased $44.3 million, or 20%, to $266.3 million for the year ended December 31, 2002, compared with $222.0 million for the year ended December 31, 2001.  The growth in separate account revenue excluding performance fees was attributable to solid relative investment returns resulting in a $37.1 billion, or 31%, increase in fixed income separate account assets, partially offset by a $5.7 billion decrease in low fee generating liquidity and liquidity-securities lending account assets.  Performance fees of $40.7 million for the year ended December 31, 2002 decreased $15.4 million, or 28%, compared with $56.1 million for the year ended December 31, 2001.  Fund investment losses during the second and third quarters of 2002 have resulted in a high water mark for the Company’s fixed income hedge fund which resulted in a decrease in earned incentive fees of $16.3 million, or 35%, to $30.4 million for the year ended December 31, 2002 compared with $46.7 million for the year ended December 31, 2002. BlackRock will not earn additional performance fees on the fund until such time as positive investment performance exceeds the high water mark which substantially reduces the likelihood of earning performance fees during 2003.  The decrease in fixed income hedge fund performance fees during the year ended December 31, 2002 was partially offset by a $1.2 million increase in incentive fees earned from real estate alternative investment products.

	Year ended December 31,		Variance

(Dollar amounts in thousands)	2002	2001	Amount	%

Mutual funds revenue
BlackRock Funds	$83,647	$122,476	$(38,829)	(31.7)%
Closed-end Funds	41,591	30,474	11,117	36.5
BPIF	86,115	63,688	22,427	35.2
STIF	861	723	138	19.1

Total mutual funds revenue	212,214	217,361	(5,147)	(2.4)

Separate accounts revenue
Separate accounts base fees	266,252	222,002	44,250	19.9
Separate accounts performance fees	40,699	56,124	(15,425)	(27.5)

Total separate accounts revenue	306,951	278,126	28,825	10.4

Total investment advisory and administration fees	519,165	495,487	23,678	4.8

Other income	57,812	37,657	20,155	53.5

Total revenue	$576,977	$533,144	$43,833	8.2%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2002 as compared with the year ended December 31, 2001. (continued)

Expense

          Total expense decreased $1.1 million to $361.8 million for the year ended December 31, 2002, compared with $363.0 million for the year ended December 31, 2001.  The change primarily reflects decreases in fund administration and servicing costs-affiliates and amortization of intangible assets partially offset by increases in employee compensation and benefits and general and administration expense.

	Year ended December 31,		Variance

(Dollar amounts in thousands)	2002	2001	Amount	%

Employee compensation and benefits	$230,634	$215,118	$15,516	7.2%
Fund administration and servicing costs-affiliates	40,304	60,829	(20,525)	(33.7)
General and administration	90,076	76,567	13,509	17.6
Amortization of intangible assets	824	10,454	(9,630)	(92.1)

Total expense	$361,838	$362,968	$(1,130)	(0.3)%

          For the year ended December 31, 2002, fund administration and servicing costs-affiliates declined $20.5 million, or 34%, due to the reduction of PNC client investments in the BlackRock Funds to$12.1 billion at December 31, 2002, compared with $16.9 billion at December 31, 2001, and the effect of a revised investment management services agreement with PNC which became effective on July 1, 2002.  Amortization of intangible assets decreased due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” effective on January 1, 2002, which changed the accounting for goodwill from an amortization method to an impairment-only approach.  Employee compensation and benefits increased $15.5 million primarily due to a $15.1 million increase in incentive compensation based on the growth of operating income and $10.1 million related to salary and benefits, partially offset by decreases of $8.3 million related to direct incentives on alternative product performance fees and $1.4 million attributable to investment losses with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans.  Salary and benefit cost increases reflected a 14% increase in full time employees to support business growth.  General and administration expenses increased $13.5 million, or 18%, to $90.1 million for the year ended December 31, 2002, compared with $76.6 million for the year ended December 31, 2001, largely due to new business activity, increased headcount and corporate space and technology investments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2002 as compared with the year ended December 31, 2001. (continued)

Expense (continued)

	Year ended December 31,		Variance

(Dollar amounts in thousands)	2002	2001	Amount	%

General and administration expense:
Marketing and promotional	$23,854	$20,341	$3,513	17.3%
Occupancy	19,263	12,560	6,703	53.4
Technology	17,822	14,398	3,424	23.8
Other general and administration	29,137	29,268	(131)	(0.4)

Total general and administration expense	$90,076	$76,567	$13,509	17.6%

          Marketing and promotional expenses of $23.9 million for the year ended December 31, 2002 increased $3.5 million, or 17%, primarily due to increased costs associated with new products and services, particularly asset based servicing fees on new closed-end funds as well as to support strong organic growth in established products.  Occupancy expense of $19.3 million for the year ended December 31, 2002 increased $6.7 million due to higher expenses associated with corporate facility expansion, particularly in 40 East 52nd Street, New York, Wilmington, Delaware, San Francisco, California, Boston, Massachusetts, Hong Kong and Tokyo.  Technology expenses increased approximately $3.4 million, or 24%, to $17.8 million for the year ended December 31, 2002 as a result of higher depreciation charges associated with the completion of new data processing facilities in New York and Delaware, and capitalized investments to support the growth of BlackRock Solutions processing services.

Operating Income and Net Income

          Operating income was $215.1 million for the year ended December 31, 2002, representing a $45.0 million, or 26%, increase compared with the year ended December 31, 2001.  During the year ended December 31, 2002, operating margin increased to 40.1% as compared to 36.0% during the year ended December 31, 2001.  The increase in operating margin was due to scale benefits associated with higher fixed income, liquidity and BlackRock Solutions revenue and a reduction in amortization of intangible assets expense due to the Company’s adoption of SFAS No. 142.  Non-operating income decreased $2.0 million, or 19%, to $8.8 million for the year ended December 31, 2002, compared with the year ended December 31, 2001.  The decrease in non-operating income was primarily due to a decrease in interest income of $2.2 million attributable to falling interest rates, the recognition of $1.8 million in incremental impairment losses on the Company’s available-for-sale securities and $1.4 million in investment losses associated with senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans, partially offset by $3.2 million in securities gains.  Income tax expense was $90.7 million and $73.6 million, representing effective tax rates of 40.5% and 40.6% for the years ended December 31, 2002 and December 31, 2001, respectively.  Net income totaled $133.2 million for the year ended December 31, 2002, compared with $107.4 million for the year ended December 31, 2001, representing an increase of $25.8 million, or 24%.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2001 as compared with the year ended December 31, 2000.

Revenue

          Total revenue for the year ended December 31, 2001 increased $56.3 million, or 12%, to $533.1 million, compared with $476.9 million for the year ended December 31, 2000.  Investment advisory and administration fees increased $42.7 million, or 9%, to $495.5 million for the year ended December 31, 2001, compared with $452.8 million for the year ended December 31, 2000.  The growth in investment advisory and administration fees was primarily due to a 17% increase in assets under management to $238.6 billion at December 31, 2001 and increased performance fees.  Other income of $37.7 million increased $13.6 million, or 56%, for the year ended December 31, 2001, compared with $24.1 million for the year ended December 31, 2000 resulting from increased sales of BlackRock Solutions products.

	Year ended December 31,		Variance

(Dollar amounts in thousands)	2001	2000	Amount	%

Investment advisory and administration fees:
Mutual funds	$217,361	$229,259	$(11,898)	(5.2)%
Separate accounts	278,126	223,521	54,605	24.4

Total investment advisory and administration fees	495,487	452,780	42,707	9.4
Other income	37,657	24,092	13,565	56.3

Total revenue	$533,144	$476,872	$56,272	11.8%

          Mutual fund advisory and administration fees decreased $11.9 million, or 5%, to$217.4 million for the year ended December 31, 2001, compared with $229.3 million for the year ended December 31, 2000.  The decrease in mutual fund revenue was due to declines in BlackRock Funds fees and closed-end fund fees of $29.4 million and $3.4 million, respectively, partially offset by a $21.0 million increase in BPIF and short-term investment fund revenue.  The decrease in BlackRock Funds revenue was due to a $2.2 billion, or 8%, decline in assets with market depreciation in equity assets of $2.8 billion substantially exceeding net subscriptions of $0.6 billion.  Closed-end fund revenue declined due to $2.4 billion in term trust maturities, which was partially offset by the Company’s offering of new closed-end funds during the year.  The increase in BPIF revenue was the result of a $16.8 billion, or 46%, increase in assets under management due to expanded marketing efforts, flight to quality considerations and declining interest rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2001 as compared with the year ended December 31, 2000. (continued)

Revenue (continued)

          Separate account advisory fees increased $54.6 million, or 24%, to $278.1 million for the year ended December 31, 2001, compared with $223.5 million for the year ended December 31, 2000.  Excluding performance fees, advisory fees on separate accounts increased $51.4 million, or 30%, to $222.0 million for the year ended December 31, 2001, compared with $170.6 million for the year ended December 31, 2000 as the Company continued to deliver solid investment returns resulting in a $18.2 billion, or 14%, increase in assets under management.  Performance fees of $56.1 million for the year ended December 31, 2001 increased $3.2 million, or 6%, compared with $52.9 million for the year ended December 31, 2000.  Total performance fees for the year ended December 31, 2001 and December 31, 2000, largely represents investment results earned on the Company’s fixed income hedge fund.

	Year ended December 31,		Variance

(Dollar amounts in thousands)	2001	2000	Amount	%

Mutual funds revenue
BlackRock Funds	$122,476	$151,918	$(29,442)	(19.4)%
Closed-end Funds	30,474	33,916	(3,442)	(10.1)
BPIF	63,688	39,027	24,661	63.2
STIF	723	4,398	(3,675)	(83.6)

Total mutual funds revenue	217,361	229,259	(11,898)	(5.2)

Separate accounts revenue
Separate accounts base fees	222,002	170,592	51,410	30.1
Separate accounts performance fees	56,124	52,929	3,195	6.0

Total separate accounts revenue	278,126	223,521	54,605	24.4

Total investment advisory and administration fees	495,487	452,780	42,707	9.4

Other income	37,657	24,092	13,565	56.3

Total revenue	$533,144	$476,872	$56,272	11.8%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2001 as compared with the year ended December 31, 2000. (continued)

Expense

          Total expense increased $29.1 million, or 9%, to $363.0 million for the year ended December 31, 2001, compared with $333.8 million for the year ended December 31, 2000.  The change primarily reflects increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs-affiliates.

	Year ended December 31,		Variance

(Dollar amounts in thousands)	2001	2000	Amount	%

Employee compensation and benefits	$215,118	$189,684	$25,434	13.4%
Fund administration and servicing costs-affiliates	60,829	75,686	(14,857)	(19.6)
General and administration	76,567	58,311	18,256	31.3
Amortization of intangible assets	10,454	10,153	301	3.0

Total expense	$362,968	$333,834	$29,134	8.7%

          Employee compensation and benefits increased $25.4 million primarily due to a $12.2 million increase in incentive compensation based on the growth of operating income and $13.2 million related to salary and benefits.  Salary and benefit cost increases reflected an 11% increase in full-time employees.  For the year ended December 31, 2001, fund administration and servicing costs-affiliates declined $14.9 million, or 20%, as PNC client investments in the BlackRock Funds declined to $16.9 billion at December 31, 2001, compared with $19.7 billion at December 31, 2000.  General and administration expenses increased $18.3 million, or 31%, to $76.6 million for the year ended December 31, 2001, compared with $58.3 million for the year ended December 31, 2000, largely due to new business activity, increased headcount and corporate space and technology investments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2001 as compared with the year ended December 31, 2000. (continued)

Expense (continued)

	Year ended December 31,		Variance

(Dollar amounts in thousands)	2001	2000	Amount	%

General and administration expense:
Marketing and promotional	$20,341	$17,897	$2,444	13.7%
Occupancy	12,560	9,707	2,853	29.4
Technology	14,398	9,363	5,035	53.8
Other general and administration	29,268	21,344	7,924	37.1

Total general and administration expense	$76,567	$58,311	$18,256	31.3%

          Marketing and promotional expenses of $20.3 million for the year ended December 31, 2001 increased $2.4 million, or 14%, primarily due to higher expenditures related to new products as well as increased travel and entertainment costs associated with the Company’s institutional marketing efforts.  Occupancy expense of $12.6 million for the year ended December 31, 2001 increased $2.9 million due to higher expenses associated with corporate facility expansion, particularly in Wilmington, Delaware, Edinburgh, Scotland, 40 East 52nd Street, New York and Hong Kong.  Technology expenses increased approximately $5.0 million, or 54%, to $14.4 million for the year ended December 31, 2001 as a result of higher depreciation charges associated with the completion of a second computer facility in Delaware and capitalized investments to support the growth of BlackRock Solutions.  Other expense increased $7.9 million, or 37%, for the year ended December 31, 2001 primarily due to higher professional service costs and sub-advisory fees associated with new products and increased depreciation on furniture and equipment purchases due to office space expansion and increased headcount.

Operating Income and Net Income

          Operating income was $170.2 million for the year ended December 31, 2001, representing a $27.1 million, or 19%, increase, compared with the year ended December 31, 2000.  Non-operating income increased $3.9 million, or 57%, to $10.8 million for the year ended December 31, 2001, compared with the year ended December 31, 2000.  The rise was due to higher levels of interest and dividend income from investments of the Company’s available cash.  Income tax expense was $73.6 million and $62.6 million, representing effective tax rates of 40.6% and 41.7% for the year ended December 31, 2001 and December 31, 2000, respectively.  The lower effective income tax rate was primarily a result of the consolidation of mutual fund activities in Delaware.  Net income totaled $107.4 million for the year ended December 31, 2001, compared with $87.4 million for the year ended December 31, 2000, representing an increase of $20.1 million, or 23%.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

          BlackRock meets its working capital requirements through cash generated by its operating activities.  Cash provided by the Company’s operating activities totaled $172.0 million, $167.4 million and $108.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Operating activities for the year ended December 31, 2002 included net purchases of investments, trading, of approximately $17.4 million, which represented initial investments associated with senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans.  Deferred taxes incurred during the year ended December 31, 2002 primarily consists of the establishment of a deferred tax liability approximating $8.5 million related to the Company’s adoption of SFAS No. 142 which changed the accounting for goodwill from an amortization method to an impairment-only approach.  BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital.

          Net cash flow used in investing activities was $96.8 million, $167.1 million and $45.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Capital expenditures in 2002 for property and equipment were $42.8 million and reflected leasehold improvements for the Company’s new headquarters at 40 East 52nd Street, New York, New York and the purchase of equipment to support corporate expansion and the growth of BlackRock Solutions.  Net purchases of investments were $52.2 million for the year ended December 31, 2002, which included a $27.4 million incremental investment in the Company’s fixed income mutual funds, a $13.8 million investment in municipal bonds and seed investments made in certain new alternative investment products.

          Net cash flow used in financing activities was $8.2 million, $6.2 million and $27.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Financing activities primarily represented treasury stock activity for the years ended December 31, 2002 and 2001.  On February 29, 2000, the Company repaid $28.2 million on an unsecured note with B.P. Partners, L.P., an entity comprised of former partners of BFM, who received deferred notes in connection with PNC’s acquisition of BFM.  During 2002, in connection with the Company’s Long-Term Deferred Compensation Plan, BlackRock repurchased approximately 150,000 shares of class A common stock at a fair market value of $42.33 per share from certain employees to facilitate required employee income tax payments.  On May 2, 2001, BlackRock’s Board of Directors authorized BlackRock to repurchase up to 500,000, and on February 25, 2003, BlackRock’s Board of Directors authorized BlackRock to repurchase an additional 500,000, of its outstanding shares of class A common stock from time to time as market and business conditions warrant in open market or privately negotiated transactions.  Through February 28, 2003, BlackRock has purchased 184,500 shares of its outstanding class A common stock for $7.4 million under this repurchase program.  In connection with the BlackRock Inc. 2001 Employee Stock Purchase Plan, BlackRock reissued approximately 44,000 shares of class A treasury stock to the participants on January 31, 2002 and issued approximately 36,000 of new shares of class A common stock on July 31, 2002.  During 2002, the Company also purchased class B common stock from former BlackRock employees in the amount of $2.3 million.

          Total capital at December 31, 2002 and 2001 was $634.7 million and $486.1 million, respectively, and was comprised entirely of stockholders’ equity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Tax Filing Status

          The Company anticipates a decline in its effective tax rate to 39.5% from 40.5% for the year ended December 31, 2002, which would have increased net income for 2002 by approximately $2.2 million.  This decline in the Company’s effective tax rate is primarily the result of a recent decision that BlackRock should file certain combined and unitary state income tax returns with PNC Bank and/or one or more PNC Bank subsidiaries.

          Additionally, the Company’s New York state franchise tax returns and other state income tax returns are under examination for the years ended December 31, 1999 and 1998.  The primary issue raised by the state taxing authorities is whether certain BlackRock subsidiaries should have filed tax returns in the various jurisdictions.  Management believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

Contractual Obligations and Commercial Commitments

          The Company leases its primary office space under agreements which expire through 2017.  In connection with certain lease agreements, the Company is responsible for escalation payments.

          In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%.  For the year ended December 31, 2002, the related expense was $0.7 million.  At December 31, 2002, the future commitment under the agreement is $9.5 million.

          The Company has entered into a commitment to invest $7.7 million in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock of which $5.4 million remained unfunded at December 31, 2002.

          In the ordinary course of business, BlackRock enters into contracts with third parties pursuant to which the third parties provide services on behalf of BlackRock.  In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances.  The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

          On November 4, 2002, the Company acquired certain assets and liabilities of Cyllenius Capital Management LLC (Cyllenius), an equity hedge fund manager, for $1.9 million in cash at closing.  The ultimate purchase price for Cyllenius may include future contingent payments which are performance-based and are not subject to a maximum or the continued employment of former Cyllenius employees with the Company.  The contingent payments, if applicable, will be made on or about August 31, 2003 and January 30, 2004.  Due to the nature of these payments, the Company is unable to estimate its potential commitment at this time.

Summary of Commitments:

(Dollar amounts in thousands)	Total	2003	2004	2005	2006	2007	Thereafter

Lease Commitments	$172,690	$11,519	$11,393	$10,854	$10,897	$10,897	$117,130
Acquired Management Contract	9,500	1,500	1,500	1,500	1,000	1,000	3,000
Investment Commitments	5,395	5,395	—	—	—	—	—

Total Commitments	$187,585	$18,414	$12,893	$12,354	$11,897	$11,897	$120,130

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BlackRock, Inc. Long-Term Retention and Incentive Plan

          On October 15, 2002, the Company finalized the BlackRock, Inc. Long-Term Retention and Incentive Plan (the Plan).  The Plan permits BlackRock to grant up to $240 million in deferred compensation awards (Compensation Awards), with payment subject to the achievement of certain performance hurdles no later than March 2007.  In conjunction with the Plan, BlackRock may issue up to 3.5 million stock options under the BlackRock, Inc. 1999 Stock Award and Incentive Plan (the Award Plan) with an exercise price equal to market value, subject to vesting at December 31, 2006.  As of December 31, 2002, the Company has awarded approximately 3.4 million stock options and approximately $130.5 million in Compensation Awards to more than 100 senior professionals.  The remainder of the Plan will be reserved for grants over the next two years to professionals who exhibit leadership qualities and demonstrate the potential to make significant contributions to the Company over time, including additional awards to professionals already participating in the Plan.  If the performance hurdles are achieved, the Compensation Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to Plan participants, less income tax withholding.  In addition, distributed shares to Plan participants will include an option to put such distributed shares back to BlackRock at fair market value.  BlackRock will fund the remainder of the Compensation Awards with up to $40 million in cash.

          The Compensation Awards will fully vest at the end of any three-month period beginning in 2005 or 2006 during which the daily average closing price of BlackRock common stock is at least $65 per share.  If that performance hurdle is not achieved, the Company’s Compensation Committee of its Board of Directors may, in its sole discretion, vest a portion of the Compensation Awards if the Company realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and the Company’s publicly-traded stock performs in the top half of the Company’s peer group during that time.

          There will be no expense recognition associated with the Compensation Awards unless vesting occurs or a partial vesting determination by the Compensation Committee is considered probable and estimable.  Once this determination is made, BlackRock will record compensation expense for the pro rata portion of the Compensation Awards earned to date.  Compensation expense for the remaining Compensation Awards will be recognized ratably from the determination date through the vesting date and could extend through March 31, 2007.  In addition, at the time that the BlackRock common stock portion of the Compensation Awards are distributed, BlackRock will record an increase in stockholders’ equity equal to the fair market value of the BlackRock common stock distributed to employees from shares surrendered by PNC.

          The terms of the Plan are subject to approval by BlackRock stockholders at the Company’s annual meeting in May 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BlackRock, Inc. Amended Initial Public Offering Agreement

          On October 15, 2002, BlackRock entered into an amendment to the Initial Public Offering Agreement with PNC.

          The amendment provides that, subject to certain notice requirements and evaluation and cure periods, PNC must deposit its shares of voting stock and common stock of BlackRock into a voting trust and refrain from soliciting proxies from holders of outstanding BlackRock capital securities and, subject to certain exceptions, refrain from acquiring additional shares of BlackRock if, within twelve months following a change of control of PNC or a change of control of BlackRock, a majority of BlackRock’s independent directors determine that such change of control has a material adverse effect on BlackRock and that adverse effect is not cured within a further three month period.  Following the deposit of PNC’s shares into a voting trust as described above, PNC must, subject to the terms and conditions of the IPO Agreement, take one of the three following courses of action: (i) within two years, dispose of its ownership interest in BlackRock voting stock, such that neither PNC nor its affiliates is the beneficial owner of more than 4.9% of any class of voting stock of BlackRock (and any shares of class B common stock deposited by PNC into the voting trust will be converted to class A common stock upon the election of this option (i)); (ii) proceed as expeditiously as is commercially reasonable to offer to purchase all the outstanding BlackRock capital securities not held by PNC or its affiliates at the applicable Change of Control Price (which is defined in the Amendment); or (iii) proceed as expeditiously as is commercially reasonable to sell its ownership interest in BlackRock capital securities, such that neither PNC nor its affiliates is the beneficial owner of more than 4.9% of any class of voting stock of BlackRock, to a third party in a transaction in which such third party offers to purchase all the outstanding shares of BlackRock not held by PNC or its affiliates at a price per share not less than the price per share offered to PNC.  If PNC takes action under (ii) or (iii) above, all awards under the Plan will vest and be immediately payable and all stock options granted under the Award Plan will vest and be exercisable.

          A “change of control of PNC” will be deemed to occur when the Board of Directors of PNC determines that a change of control has occurred.  However, at a minimum, a change of control will be deemed to occur if: (i) any person, excluding employee benefit plans, is the beneficial owner of securities of PNC representing (A) between 20% to 40%, unless otherwise approved by the Board of Directors of PNC, or (B) more than 40% of the combined voting power of PNC’s then outstanding securities; (ii) PNC consummates a merger, consolidation, share exchange, division or other reorganization or transaction with any other corporation, other than a merger, consolidation, share exchange, division or other reorganization or transaction that results in the voting securities of PNC outstanding immediately prior thereto continuing to represent at least 60% of the combined voting power immediately after such transaction of (x) PNC’s outstanding securities, (y) the surviving entity’s outstanding securities, or (z) in the case of a division, the outstanding securities of each entity resulting from the division; (iii) the shareholders of PNC approve a plan of complete liquidation or winding-up of PNC or an agreement for the sale or disposition of all or substantially all of PNC’s assets; (iv) as a result of a proxy contest, members of the board of directors of PNC prior to the contest cease to constitute at least a majority of the board of directors of PNC; or (v) for any reason, members of the board of directors of PNC at the outset of any period of 24 consecutive months cease at any point during that 24 month period to constitute at least a majority of the Board of Directors of PNC.

          A “change of control of BlackRock” will be deemed to occur if: (i) due to a transfer of BlackRock voting stock, a person other than PNC or its affiliates holds a majority of the voting power of BlackRock’s voting stock; or (ii) whether by actual or threatened proxy contest or any merger, reorganization, consolidation or similar transaction, persons who are directors of BlackRock immediately prior to such proxy contest or the execution of the agreement pursuant to which such transaction is consummated (other than a director whose initial assumption of office was in connection with a prior actual or threatened proxy contest) cease to constitute a majority of the Board of Directors of BlackRock or any successor entity immediately following such proxy contest or the consummation of such transaction.  Notwithstanding the forgoing, a transaction or series of transactions that is approved by a majority of BlackRock’s independent directors and pursuant to which all public stockholders and employees of BlackRock are given an opportunity to participate on substantially the same terms as PNC will not be deemed to constitute a change of control of BlackRock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BlackRock, Inc. Amended and Restated Stockholders Agreement

          On October 15, 2002, BlackRock entered into an amendment to the Amended and Restated Stockholders Agreement with PNC.

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

Critical Accounting Policies

          Significant intercompany accounts and transactions between the consolidated entities have been eliminated.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Management considers the following accounting policies critical to an informed review of BlackRock’s consolidated financial statements.  For a summary of additional accounting policies see Note 1 of the Notes to Consolidated Financial Statements beginning on page F-9.

Investments

          The Company’s investments are classified as trading and available for sale.  Investments, trading, represent investments made by the Company and held in a Rabbi trust with respect to senior employee elections under the BlackRock Voluntary and Involuntary Deferred Compensation Plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense).  Investments, available for sale, consist primarily of investments in BlackRock funds, municipal bonds and certain institutional and private placement portfolios  (alternative investment products) and are stated at market values.  Securities, which are not readily marketable (alternative investment products), are stated at their estimated fair market value as determined by the Company’s management.

          The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax.  Realized gains and losses on trading and available for sale investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (expense) in the accompanying consolidated statements of income.  The Company’s management periodically assesses impairment on investments to determine if it is other than temporary.  Several of the Company’s available for sale investments represent equity interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager.  The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate and the reduction in estimated future cash flows is deemed to be other than temporary, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value.  In evaluating impairments on all other available for sale securities, the Company considers the length of time and the extent to which the security’s market value has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security.  Any impairment on investments which is deemed other than temporary is recorded in non-operating income (expense) on the consolidated statements of income.

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

Income Taxes

          The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

Stock-based Compensation

          The Company follows SFAS No. 123, “Accounting for Stock-based Compensation,” and adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock for each of the three years in the period ended December 31, 2002.  Fair value disclosures are included in the notes to the consolidated financial statements.

          Pursuant to SFAS No. 123, the Company elected to account for the Award Plan and shares issued under the BlackRock, Inc. 2001 Employee Stock Purchase Plan (ESPP) under Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure only provisions of SFAS No. 123 for each of the three years in the period ended December 31, 2002.

          The Company will expense stock-based compensation using the fair value-based method beginning with grants made in 2003.  The fair value of each option grant will be estimated using the Black-Scholes option-pricing model.  Assuming recurring stock option grants of similar size and value to those made during 1999 and 2000, this change in accounting policy will not have a material impact on diluted earnings per share in 2003.  The annual impact is expected to increase over the next five years under the transitional guidance currently provided by SFAS No. 123, as amended.  When fully implemented, the impact, assuming recurring stock option grants of similar size and value to those made during 1999 and 2000, is expected to result in an annual reduction of approximately 3% to diluted earnings per share.

Recent Accounting Developments

          a)  Accounting for Costs Associated with Exit or Disposal Activities

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” which nullified Emerging Issue Task Force Issue (Issue) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” by requiring the recognition of a liability for a cost associated with an exit or disposal activity only when the liability is incurred.  Under the Issue, a liability for an exit cost could be recorded at the date of an entity’s commitment to an exit plan.  The adoption of this statement, which is effective January 1, 2003, is not expected to have a material impact on the Company’s financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Developments (continued)

          b)  Accounting and Disclosure Requirements for Guarantees

          In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 significantly changes current practice in the accounting for, and disclosure of, guarantees.  Under FIN No. 45, certain guarantees are required to be recorded at fair value, in contrast to current practice which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, “Accounting for Contingencies.”  FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote.  The disclosure requirements of FIN No. 45 became effective for any interim or annual periods ending after December 15, 2002 while the interpretation’s initial recognition and initial recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of this interpretation is not expected to have a material impact on the Company’s financial statements.

          c)  Stock-based Compensation

          In December 2002, the FASB Issued SFAS No. 148, “Accounting for Stock-Based Compensation– Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial requirements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  As discussed previously, in adopting this statement, the Company has elected to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified or settled after January 1, 2003.  When fully implemented, the impact to the Company’s financial statements, assuming recurring stock option grants of similar size and value to those made during 1999 and 2000, is expected to result in an annual reduction of approximately 3% to diluted earnings per share.

          d)  Consolidation

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (VIE) and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it.  The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (variable interests).

          An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity’s activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur.  Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary.  The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE’s expected losses or has the right to receive a majority of the VIE’s expected residual returns.  The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Developments (continued)

          d)  Consolidation (continued)

          A public enterprise with a variable interest in a VIE created before January 31, 2003, must apply FIN No. 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.  Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003.

          Pursuant to the conceptual framework set forth in FIN No. 46, the Company’s management has concluded that the consolidation of the assets, liabilities and results of operations of several sponsored investment vehicles which have been deemed VIEs in its consolidated financial statements as of and for the period ended September 30, 2003 is reasonably possible.  BlackRock’s maximum potential loss related to these VIEs is limited to the amount of its respective equity ownership in each of these investment vehicles and consequently has no risk of loss with respect to the debt of these investment vehicles.  Additionally, the Company has neither guaranteed nor is contractually liable for any of the VIEs’ obligations.  Pertinent information as of December 31, 2002 relating to these VIEs is as follows:

•

BlackRock acts as collateral asset manager for four collateralized bond obligation funds (CBOs) and one collateralized loan obligation fund (CLO) organized as corporations or limited liability companies.  The funds invest in high yield securities and offer opportunity for high return and are subject to greater risk than traditional investment products.  These funds are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years.  At December 31, 2002, aggregate assets and debt in the CBOs and CLO was approximately $2.1 billion and $2.1 billion, respectively.  BlackRock’s equity ownership was approximately $10.4 million at December 31, 2002.

          As currently organized, the following entities would be considered VIEs under FIN 46.  However, management has identified, and intends to implement, certain changes to the equity ownership and/or control structure of these entities that management believes would remove them from the scope of FIN 46 and, as a result, these entities would not be required to be consolidated in the third quarter of 2003.

•

BlackRock serves as investment manager for two fixed income hedge funds that engage in trading of fixed income securities through both a limited liability company (LLC) and a corporate entity.  These funds invest in the global bond markets on a more leveraged basis and/or concentrated basis than BlackRock’s traditional fixed income products with diversification of risk exposure in each portfolio.  BlackRock serves as the managing member of the LLC and the investment manager of the corporate entity which had combined assets and liabilities of approximately $37.9 billion and $36.4 billion, respectively, at December 31, 2002.  BlackRock’s equity ownership was approximately $7.5 million at December 31, 2002.

•

On November 4, 2002, BlackRock purchased certain assets and liabilities of Cyllenius Partners GP, LLC and Cyllenius Capital Management LP and now serves as the managing member of two LLCs and the investment manager for a corporation (the Cyllenius Funds) which engage in the trading of equity securities both long and short.  At December 31, 2002, the Cyllenius Funds had total assets and liabilities of approximately $168.2 million and $44.8 million, respectively.  BlackRock holds no ownership interest in the Cyllenius Funds.

          Management will continue to assess this interpretation’s final impact on its consolidated financial statements.  In addition, the FASB is discussing implementation guidelines associated with FIN No. 46 which could change our current assessment of its impact.  Therefore, additional entities may be subject to consolidation upon BlackRock’s final adoption of FIN No. 46.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

          The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, BPIF, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds including amounts earned from PNC related accounts are as follows:

	Year ended December 31,

(Dollar amounts in thousands)	2002	2001	2000

Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$58,145	$88,524	$111,852
Other	25,502	33,952	40,066
BlackRock Closed-end Funds - Other	41,591	30,474	33,916
BlackRock Provident Institutional Funds*
PNC	14,203	11,900	5,471
Other*	71,912	51,788	33,556
STIF - PNC	861	723	4,398

	$212,214	$217,361	$229,259

* Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

          The Company provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (Nomura), a strategic joint venture partner, and affiliates of Nomura for a fee, based on assets under management.  In addition, the Company provides risk management and private client services to PNC.

          Revenues for such services are as follows:

	Year ended December 31,

(Dollar amounts in thousands)	2002	2001	2000

Separate accounts - PNC	$5,886	$5,573	$5,255
Separate accounts - Nomura	10,853	5,614	4,448
Private client services - PNC	5,525	5,525	5,525
Other income-risk management - PNC	5,000	5,000	5,000

	$27,264	$21,712	$20,228

          Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC related accounts for the years ended December 31, 2002, 2001 and 2000 totaled $89,620, $117,425 and $137,501, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions (continued)

          PNC subsidiaries and PNC related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	December 31,

(Dollar amounts in millions)	2002	2001	2000

BlackRock Open-end Funds	$11,498	$17,468	$19,331
BlackRock Provident Institutional Funds	9,415	9,527	8,207
STIF	655	575	490
Separate accounts	9,818	14,876	15,474

	$31,386	$42,446	$43,502

          The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for BPIFand certain other commingled funds and service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

          PNC provides general and administration services to the Company.  Charges for such services were based on actual usage or on defined formulas which, in management’s view, resulted in reasonable allocations.  Additionally, the Company has entered into subadvisory and consulting agreements with Nomura and an entity whose President and Chief Executive Officer serves on the Company’s Board of Directors.

          Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Year ended December 31,

(Dollar amounts in thousands)	2002	2001	2000

Fund administration and servicing costs-affiliates	$40,304	$60,829	$75,686
General and administration	6,397	6,728	7,617
General and administration-consulting	1,616	1,270	142
Interest expense-affiliates	—	—	353

	$48,317	$68,827	$83,798

          Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds.  This entity finances broker sales commissions and receives all associated sales charges.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions (continued)

               Included in accounts receivable is approximately $5,434 and $5,427 at December 31, 2002 and 2001, respectively, which primarily represents investment advisory and administration services provided to Nomura and PNC subsidiaries and affiliates.

               Receivable from affiliates was $281 and $2,569 at December 31, 2002 and 2001, respectively.  These amounts primarily represent a receivable for administration fees earned in connection with services provided to the BlackRock Closed-end Funds and Anthracite Capital, Inc.

               Accounts payable and accrued liabilities-affiliates was $23,977 and $15,972 at December 31, 2002 and 2001, respectively.  These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable and do not bear interest.

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

Forward-looking Statements

               This report and other documents filed by BlackRock include forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to BlackRock’s future financial or business performance, strategies or expectations.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “objective,” “plan,” “aspiration,” “outlook,” “outcome,” “continue,” “remain,” “maintain,” “strive,” “trend” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

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

               In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in reduced demand for products or services or reduced value of assets under management or of investments; (3) the relative investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms; (11) terrorist activities, which may adversely affect the general economy, financial and capital markets, specific industries and BlackRock; and (12) the ability to attract and retain highly talented professionals.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

            BlackRock’s investments, available for sale, consist primarily of BlackRock Funds, municipal debt securities and certain institutional and private placement portfolios (alternative investment products).  Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history.  As of December 31, 2002, the fair market value of seed investments was $27.5 million.  The fair market value of BlackRock’s other investments included in the mutual funds total, as stated below, was $151.1 million as of December 31, 2002 and is comprised of $100.9 million in the Government Income Portfolio and $50.2 million in the GNMA Portfolio of the BlackRock Funds.  These investments expose BlackRock to equity price risk.  BlackRock does not hold any derivative securities to hedge its investments.  The following table summarizes the fair values of the investments and provides a sensitivity analysis of the estimated fair values of all financial instruments subject to equity price risk, assuming a 10% increase or decrease in equity prices:

December 31, 2002	Fair Market Value	Fair market value assuming 10% increase in market price	Fair market value assuming 10% decrease in market price

Trading	$15,897	$17,487	$14,307

Total investments, trading	15,897	17,487	14,307

Mutual funds	158,418	174,260	142,576
Collateralized bond obligations	10,375	11,413	9,338
Other	9,782	10,760	8,804

Total investments, available for sale	178,575	196,433	160,718

Total investments, trading and available for sale	$194,472	$213,920	$175,025

            As discussed previously, total investments, trading, reflects investments by BlackRock with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans. Therefore, any change in the fair market value of these investments is offset by a corresponding change in the related deferred compensation liability.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

          The following table summarizes the fair value of the Company’s investments in municipal debt securities, which expose BlackRock to interest rate risk, at December 31, 2002.  The table also provides a sensitivity analysis of the estimated fair value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

December 31, 2002	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming -100 basis point shift

Municipal debt securities	$14,271	$10,921	$18,535

          Subsequent to December 31, 2002, the Company redeemed approximately $9.0 million of these investments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

              The independent auditors’ reports and financial statements listed in the accompanying index are included in Item 15 of this report.  See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There have been no disagreements on accounting and financial disclosure matters.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors - Information Concerning the Nominees and Directors” and “Item 1: Election of Directors – Other Executive Officers” of the Proxy Statement in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

            The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

            The information contained in the sections captioned “Item 1:  Election of Directors-Compensation of Executive Officers” and “Item 1:  Election of Directors-Compensation of Directors” of the Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The information contained in the sections captioned “Item 1:  Election of Directors-Ownership of BlackRock Common Stock,” “Item 1:  Election of Directors-Ownership of PNC Common Stock” and “Item 2:  Approval of the Adoption of the BlackRock, Inc. 2002 Long Term Retention Plan-Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information contained in the section captioned “Item 1:  Election of Directors-Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14.	CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days of the filing date of this annual report (the “Evaluation Date”).  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)

Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

Included herein at pages F-1 through F-34. The Reports of the Independent Auditors contained on pages F-3 and F-4 herein have been revised from the Reports of the Independent Auditors contained on page 41 of the 2002 Annual Report to stockholders to correct certain clerical errors. The changes, however, do not in any way affect the substance or conclusion of either report.

	2.	Financial Data Schedules

All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

	3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (8)	Amended and Restated Bylaws of the Registrant.
3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.
3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.
4.1 (1)	Specimen of Common Stock Certificate (per class).
4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.
4.3 (9)

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
10.2 (1)	1999 Stock Award and Incentive Plan. +
10.3 (1)	1999 Annual Incentive Performance Plan. +
10.4 (1)	Nonemployee Directors Stock Compensation Plan. +
10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.
10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +
10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-term Deferred Compensation Plan. +
10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.
10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +
10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-term Deferred Compensation Plan. +
10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-term Deferred Compensation Plan. +
10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street LP and the Registrant.
10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +
10.16	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +
10.17	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +
10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +
10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +
10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.
10.21 (9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002 +
10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.
10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

Exhibit No.	Description

10.24	Amended and Restated 1999 Annual Incentive Performance Plan. +
10.25 (10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +
10.26 (10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +
10.27 (10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (included on signature page hereto).
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

	(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
	(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
	(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
	(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
	(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
	(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
	(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
	(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
	(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
	(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.

	+	Denotes compensatory plan.

(b)	Reports on Form 8-K

The registrant filed a report on Form 8-K on October 11, 2002 to report results of operations for the period ended September 30, 2002 and to announce the terms of the Long-Term Retention and Incentive Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK

Laurence D. Fink Chairman, Chief Executive Officer and Director March 28, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAURENCE D. FINK	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

Laurence D. Fink

/s/ PAUL L. AUDET	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

Paul L. Audet

/s/JOSEPH FELICIANI, JR.	Managing Director (Principal Accounting Officer)	March 28, 2003

Joseph Feliciani, Jr.

/s/ WILLIAM O. ALBERTINI	Director	March 28, 2003

William O. Albertini

/s/ WILLIAM DEMCHAK	Director	March 28, 2003

William Demchak

/s/ MURRY S. GERBER	Director	March 28, 2003

Murry S. Gerber

/s/ JAMES GROSFELD	Director	March 28, 2003

James Grosfeld

/s/ WILLIAM MUTTERPERL	Director	March 28, 2003

William Mutterperl

/s/ FRANK T. NICKELL	Director	March 28, 2003

Frank T. Nickell

/s/ THOMAS H. O’BRIEN	Director	March 28, 2003

Thomas H. O’Brien

/s/ JAMES E. ROHR	Director	March 28, 2003

James E. Rohr

/s/ RALPH L. SCHLOSSTEIN	Director	March 28, 2003

Ralph L. Schlosstein

/s/ LAWRENCE M. WAGNER	Director	March 28, 2003

Lawrence M. Wagner

CEO CERTIFICATION

I, Laurence D. Fink, certify that:

1.   I have reviewed this annual report on Form 10-K of BlackRock, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)   All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ LAURENCE D. FINK

Laurence D. Fink Chairman & Chief Executive Officer

CFO CERTIFICATION

I, Paul L. Audet, certify that:

1.   I have reviewed this annual report on Form 10-K of BlackRock, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and  have:

a)   Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)   All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ PAUL L. AUDET

Paul L. Audet Managing Director & Chief Financial Officer

FINANCIAL STATEMENTS

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

Management assessed BlackRock, Inc.’s internal control over financial reporting as of December 31, 2002.  Based on this assessment management believes that BlackRock, Inc. maintained an effective internal control system over financial reporting as of December 31, 2002.

/s/ LAURENCE D. FINK	/s/ PAUL L. AUDET

Laurence D. Fink Chairman & Chief Executive Officer	Paul L. Audet Chief Financial Officer

Report of Independent Auditors

The Board of Directors and Stockholders
BlackRock, Inc.

We have audited the accompanying consolidated statement of financial condition of BlackRock, Inc. (the “Company”) as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of BlackRock, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

New York, New York
January 31, 2003

Report of Independent Auditors

The Board of Directors and Stockholders
BlackRock, Inc.

We have audited the accompanying consolidated statement of financial condition of BlackRock, Inc. as of December 31, 2001, and the consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlackRock, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

New York, New York
January 31, 2002

BlackRock, Inc.
Consolidated Statements of Financial Condition
(Dollar amounts in thousands)

	December 31,

	2002	2001

Assets
Cash and cash equivalents	$255,234	$186,451
Accounts receivable	113,789	94,090
Investments (cost: $211,325 and $143,600, respectively)	208,743	139,126
Property and equipment, net	93,923	70,510
Intangible assets (net of accumulated amortization of $67,973 and $67,149, respectively)	182,827	181,688
Receivable from affiliates	281	2,569
Other assets	9,391	10,044

Total assets	$864,188	$684,478

Liabilities
Accrued compensation	$173,047	$146,019
Accounts payable and accrued liabilities
Affiliate	23,977	15,972
Other	13,986	19,075
Acquired management contract obligation	6,578	7,344
Other liabilities	11,946	9,951

Total liabilities	229,534	198,361

Stockholders’ equity
Common stock, class A, 17,606,801 and 15,916,944 shares issued, respectively	176	159
Common stock, class B, 47,629,373 and 48,674,607 shares issued, respectively	476	487
Additional paid-in capital	199,990	184,041
Retained earnings	440,747	307,498
Unearned compensation	(1,535)	(1,927)
Accumulated other comprehensive income (loss)	231	(3,537)
Treasury stock, class A, at cost 38,714 and 0 shares held, respectively	(1,469)	—
Treasury stock, class B, at cost 281,281 and 125,633 shares held, respectively	(3,962)	(604)

Total stockholders’ equity	634,654	486,117

Total liabilities and stockholders’ equity	$864,188	$684,478

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Consolidated Statements of Income
(Dollar amounts in thousands, except share data)

	Year ended December 31,

	2002	2001	2000

Revenue
Investment advisory and administration fees
Mutual funds	$212,214	$217,361	$229,259
Separate accounts	306,951	278,126	223,521
Other income
Affiliate	5,000	5,000	5,000
Other	52,812	32,657	19,092

Total revenue	576,977	533,144	476,872

Expense
Employee compensation and benefits	230,634	215,118	189,684
Fund administration and servicing costs - affiliates	40,304	60,829	75,686
General and administration
Affiliates	8,013	7,998	7,759
Other	82,063	68,569	50,552
Amortization of intangible assets	824	10,454	10,153

Total expense	361,838	362,968	333,834

Operating income	215,139	170,176	143,038
Non-operating income (expense)
Investment income	9,492	11,576	7,734
Interest expense	(683)	(761)	(855)

Total non-operating income (expense)	8,809	10,815	6,879

Income before income taxes	223,948	180,991	149,917
Income taxes	90,699	73,557	62,556

Net income	$133,249	$107,434	$87,361

Earnings per share
Basic	$2.06	$1.67	$1.37
Diluted	$2.04	$1.65	$1.35
Weighted-average shares outstanding
Basic	64,756,290	64,271,538	63,886,353
Diluted	65,307,548	64,926,199	64,590,707

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2002, 2001 and 2000
(Dollar amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Class A	Class B					Class A	Class B

December 31, 1999	$90	$549	$169,554	$112,703	$(2,139)	$(231)	—	—	$280,526
Net income	—	—	—	87,361	—	—	—	—	87,361
Purchase of treasury stock	—	—	—	—	—	—	(16)	—	(16)
Conversion of class B common stock to class A common stock	5	(5)	—	—	—	—	—	—	—
Issuance of shares to Nonemployee Directors	—	—	111	—	—	—	—	—	111
Proceeds from issuance of class A common stock	—	—	222	—	—	—	—	—	222
Expenses from issuance of class A common stock, net	—	—	(91)	—	—	—	—	—	(91)
Issuance of class B common stock	—	1	1,008	—	(744)	—	—	—	265
Amortization of discount on issuance of class B common stock	—	—	—	—	757	—	—	—	757
Stock options exercised	—	—	742	—	—	—	—	—	742
Tax benefit from stock options exercised	—	—	610	—	—	—	—	—	610
Foreign currency translation loss	—	—	—	—	—	(408)	—	—	(408)
Unrealized loss on investments, net	—	—	—	—	—	(1,838)	—	—	(1,838)

December 31, 2000	95	545	172,156	200,064	(2,126)	(2,477)	(16)	—	368,241
Net income	—	—	—	107,434	—	—	—	—	107,434
Conversion of class B common stock to class A common stock	56	(56)	—	—	—	—	—	—	—
Issuance of class A common stock	6	—	8,817	—	—	—	—	—	8,823
Issuance of class B common stock	—	—	502	—	(206)	—	—	—	296
Amortization of discount on issuance of class B common stock	—	—	—	—	1,100	—	—	—	1,100
Treasury stock transactions	2	(2)	(3,063)	—	(695)	—	16	(604)	(4,346)
Tax benefit from stock options exercised	—	—	5,629	—	—	—	—	—	5,629
Foreign currency translation loss	—	—	—	—	—	(294)	—	—	(294)
Unrealized loss on investments, net	—	—	—	—	—	(766)	—	—	(766)

December 31, 2001	159	487	184,041	307,498	(1,927)	(3,537)	—	(604)	486,117
Net income	—	—	—	133,249	—	—	—	—	133,249
Conversion of class B common stock to class A common stock	11	(11)	—	—	—	—	—	—	—
Issuance of class A common stock	6	—	11,969	—	(864)	—	—	—	11,111
Issuance of class B common stock	—	—	183	—	—	—	—	—	183
Amortization of discount on issuance of class B common stock	—	—	—	—	1,256	—	—	—	1,256
Treasury stock transactions	—	—	(3,882)	—	—	—	(1,469)	(3,358)	(8,709)
Tax benefit from stock options exercised	—	—	7,679	—	—	—	—	—	7,679
Foreign currency translation gain	—	—	—	—	—	1,715	—	—	1,715
Unrealized gain on investments, net	—	—	—	—	—	2,053	—	—	2,053

December 31, 2002	$176	$476	$199,990	$440,747	$(1,535)	$231	$(1,469)	$(3,962)	$634,654

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net income	$133,249	$107,434	$87,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,238	26,021	19,995
Stock-based compensation	4,926	4,483	868
Deferred income taxes	7,053	(8,460)	(2,318)
Tax benefit from stock-based compensation	7,679	5,629	610
Purchase of investments, trading, net	(17,350)	—	—
Net loss on investments	2,031	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(19,699)	(10,722)	(18,074)
Decrease (increase) in receivable from affiliates	2,288	(2,653)	627
Decrease (increase) in other assets	946	29	(4,646)
Increase in accrued compensation	33,349	22,775	39,751
Increase (decrease) in accounts payable and accrued liabilities	(4,137)	16,493	(14,618)
Decrease in accrued interest payable to affiliates	—	—	(705)
Increase (decrease) in other liabilities	1,472	6,344	(244)

Cash provided by operating activities	172,045	167,373	108,607

Cash flows from investing activities
Purchase of property and equipment	(42,827)	(40,479)	(32,761)
Purchase of investments	(52,245)	(126,576)	(12,899)
Acquisition of business, net of cash acquired	(1,733)	—	—

Cash used in investing activities	(96,805)	(167,055)	(45,660)

Cash flows from financing activities
Repayment of note and loan payable to affiliates	—	—	(28,200)
Issuance of class A common stock	2,658	1,199	873
Issuance of class B common stock	332	296	265
Purchase of treasury stock	(12,444)	(7,407)	(16)
Reissuance of treasury stock	2,048	445	—
Acquired management contract obligation payment	(766)	(696)	—

Cash used in financing activities	(8,172)	(6,163)	(27,078)

Effect of exchange rate changes on cash and cash equivalents	1,715	(294)	(408)
Net increase (decrease) in cash and cash equivalents	68,783	(6,139)	35,461
Cash and cash equivalents, beginning of year	186,451	192,590	157,129

Cash and cash equivalents, end of year	$255,234	$186,451	$192,590

See accompanying notes to consolidated financial statements.

BlackRock, Inc.
Notes to the Consolidated Financial Statements
Year ended December 31, 2002, 2001, and 2000
(Dollar amounts in thousands, except share data)

Business

          BlackRock, Inc. (together, with its subsidiaries, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients, including certain subsidiaries and affiliates of The PNC Financial Services Group, Inc. (“PNC”), and to individual investors through various investment vehicles.  Institutional investment management services primarily consists of the active management of fixed income, equity and liquidity client accounts and the management of the BlackRock Provident Institutional Funds (“BPIF”), a money market mutual fund family serving the institutional market.  Individual investor services primarily consists of the management of the Company’s sponsored open-end and closed-end mutual funds (“BlackRock Funds”).  BlackRock Advisors, Inc. (“BA”), BlackRock Institutional Management Corporation (“BIMC”), BlackRock Financial Management, Inc. (“BFM”), BlackRock International, Ltd. (“BI”) and BlackRock Capital Management, Inc. (“BCM”) are registered investment advisers under the Investment Advisers Act of 1940 while BlackRock Investments, Inc. (“BII”) is a registered broker dealer under the Securities Exchange Act of 1934.

Basis of Presentation

          BlackRock is indirectly majority owned by PNC.  The consolidated financial statements of BlackRock include the assets, liabilities and earnings of its wholly-owned subsidiaries BA, BIMC, BFM, BI, BCM, BII, BlackRock Funding, Inc., BlackRock Overseas Investments Corporation, BlackRock Portfolio Holdings, Inc. and their subsidiaries.

1.     Significant Accounting Policies

Use of Estimates

          Significant intercompany accounts and transactions between the consolidated entities have been eliminated.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Cash and Cash Equivalents

          Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of three months or less.  Cash and cash equivalents are held at major financial institutions and in money market mutual funds, in which the Company is exposed to market and credit risk.

Investments

          The Company’s investments are classified as trading or available for sale.  Investments, trading, represent investments made by the Company and held in a Rabbi trust with respect to senior employee elections under the BlackRock Voluntary and Involuntary Deferred Compensation Plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense).  Investments, available for sale, consist primarily of investments in BlackRock funds, municipal bonds and certain institutional and private placement portfolios  (“alternative investment products”) and are stated at market values.  Securities, which are not readily marketable (alternative investment products), are stated at their fair market value as determined by the Company’s management.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

1.     Significant Accounting Policies (continued)

Investments (continued)

          The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax.  Realized gains and losses on trading and available for sale investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (expense) in the accompanying consolidated statements of income.  The Company’s management periodically assesses impairment on investments to determine if it is other than temporary.  Several of the Company’s available for sale investments represent equity interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager.  The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current earnings.  If the updated estimate of future cash flows (taking into account both timing and amount) is less than the last revised estimate and the reduction in estimated future cash flows is deemed other than temporary, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value.  In evaluating impairments on all other available for sale securities, the Company considers the length of time and the extent to which the security’s market value has been less than its cost, the financial conditions and near-term prospects of the security’s issuer and the Company’s intended holding period for the security.  Any impairment on investments which is deemed other than temporary is recorded in non-operating income (expense) on the consolidated statements of income as a realized loss.

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

Intangible Assets

          Intangible assets are comprised of goodwill, indefinite-lived intangible assets and intangible assets with a finite life.  For each of the two years in the period ended December 31, 2001, goodwill was amortized on a straight-line basis over 25 years.  The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective on January 1, 2002, as required.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new statement.  Impairment testing for goodwill at a reporting unit level is required on at least an annual basis.  The new statement also addresses other accounting matters, disclosure requirements and financial statement presentation issues relating to goodwill and other intangible assets.  As a result of the cessation of amortization expense related to the adoption of SFAS No. 142, the Company’s diluted earnings per share has increased by approximately $.08 per share during the year ended December 31, 2002.  The Company periodically evaluates the carrying value of intangible assets.  Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value.  In such instances, impairment, if any, is measured on a discounted future cash flow basis.

Software Costs

          The Company has adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.  Qualifying software costs of approximately $5,370 and $5,100 have been capitalized for the years ended December 31, 2002 and 2001, respectively, and are being amortized over an estimated useful life of three years.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

1.     Significant Accounting Policies (continued)

Stock-based Compensation

          The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” and adopted the intrinsic value method for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock for each of the three years in the period ended December 31, 2002.  Fair value disclosures are included in the notes to the consolidated financial statements.

          Pursuant to SFAS No. 123, the Company elected to account for its 1999 Stock Award and Incentive Plan (the “Award Plan”) and shares issued under the BlackRock, Inc. 2001 Employee Stock Purchase Plan (“ESPP”) under Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure only provisions of SFAS No. 123 for each of the three years in the period ended December 31, 2002.

          The Company will expense stock-based compensation using the fair value-based method beginning with grants made in 2003.  The fair value of each option grant will be estimated using the Black-Scholes option-pricing model.  Assuming recurring stock option grants of similar size and value to those made during 1999 and 2000, this change in accounting policy will not have a material impact on diluted earnings per share in 2003.  The annual impact is expected to increase over the next five years under the transitional guidance currently provided by SFAS No. 123, as amended.  When fully implemented, the impact, assuming recurring stock option grants of similar size and value to those made during 1999 and 2000, is expected to result in an annual reduction of 3% to diluted earnings per share.

Treasury Stock

          The Company records common stock purchased for treasury at cost.  At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Revenue Recognition

          Investment advisory and administration fees are recognized as the services are performed.  Such fees are primarily based on predetermined percentages of the market values of the assets under management.  Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations.

          The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts.  These performance fees are earned upon attaining specified investment return thresholds.  Such fees are recorded as earned.  Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal.  At December 31, 2002, no performance fees recorded by the Company are subject to reversal.

          BlackRock provides a variety of risk management and investment system services to insurance companies, finance companies, pension funds, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies.  These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients.  Fees earned for BlackRock Solutions services are either based on predetermined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments.  The fees earned on risk management advisory and investment system assignments are recorded as other income.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

1.     Significant Accounting Policies (continued)

Administration and Servicing Costs

          In connection with mutual funds advised by the Company, certain administration and servicing costs are expensed as incurred.

Comprehensive Income

          All changes in equity except those resulting from investments by shareholders and distributions to shareholders are included in comprehensive income (loss).

Earnings Per Share

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

Business Segments

          The Company operates predominantly in one business segment, the investment advisory and asset management business.

Disclosure of Fair Value

          SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of estimated fair values of certain on- and off-balance sheet financial instruments.  The methods and assumptions are set forth below:

•	Cash and cash equivalents, receivables, other assets, accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short maturities.
•

The fair value of investments is based on quoted market prices.  If securities are not readily marketable  (alternative investment products), values are stated at fair value as determined by the Company’s management.

•

At December 31, 2002, the estimated fair value of the acquired management contract obligation based on current rates offered to the Company for debt with a similar remaining maturity was approximately $7,982.

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

Recent Accounting Developments

          a) Accounting for Costs Associated with Exit or Disposal Activities

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” which nullified Emerging Issue Task Force Issue (“Issue”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” by requiring the recognition of a liability for a cost associated with an exit or disposal activity only when the liability is incurred.  Under the Issue, a liability for an exit cost could have been recorded at the date of an entity’s commitment to an exit plan.  The adoption of this statement, which is effective January 1, 2003, is not expected to have a material impact on the Company’s financial statements.

          b) Accounting and Disclosure Requirements for Guarantees

          In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 significantly changes current practice in the accounting for, and disclosure of, guarantees.  Under FIN No. 45, certain guarantees are required to be recorded at fair value, in contrast to current practice which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, “Accounting for Contingencies.”  FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote.  The disclosure requirements of FIN No. 45 became effective for any interim or annual periods ending after December 15, 2002 while the interpretation’s initial recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of this interpretation is not expected to have a material impact on the Company’s financial statements.

          c) Stock-based Compensation

          In December 2002, the FASB Issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  As discussed previously, in adopting SFAS No. 148, the Company has elected to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified or settled after January 1, 2003.  When fully implemented, the impact to the Company’s financial statements, assuming recurring stock option grants of similar size and value to those made during 1999 and 2000, is expected to result in an annual reduction of 3% to diluted earnings per share.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

1.     Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

          d) Consolidation

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (“VIE”) and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it.  The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”).

          An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity’s activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur.  Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary.  The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE’s expected losses or has the right to receive a majority of the VIE’s expected residual returns.  The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.”

          A public enterprise with a variable interest in a VIE created before January 31, 2003, must apply FIN No. 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.  Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003.

          Pursuant to the conceptual framework set forth in FIN No. 46, the Company’s management has concluded that the consolidation of the assets, liabilities and results of operations of several sponsored investment vehicles which have been deemed VIEs in its consolidated financial statements as of and for the period ended September 30, 2003 is reasonably possible.  BlackRock’s maximum potential loss related to these VIEs is limited to the amount of its respective equity ownership in each of these investment vehicles and consequently has no risk of loss with respect to the debt of these investment vehicles.  Additionally, the Company has neither guaranteed nor is contractually liable for any of the VIEs’ obligations.  Pertinent information as of December 31, 2002 relating to these VIEs is as follows:

•

BlackRock acts as collateral asset manager for four collateralized bond obligation funds (“CBOs”) and one collateralized loan obligation fund (“CLO”) organized as corporations or limited liability companies.  The funds invest in high yield securities and offer opportunity for high return and are subject to greater risk than traditional investment products.  These funds are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years.  At December 31, 2002, aggregate assets and debt in the CBOs and CLO was approximately $2.1 billion and $2.1 billion, respectively.  BlackRock’s equity ownership was approximately $10.4 million at December 31, 2002.

          As currently organized, the following entities would be considered VIEs under FIN 46.  However, management has identified, and intends to implement, certain changes to the equity ownership and/or control structure of these entities that management believes would remove them from the scope of FIN 46 and, as a result, these entities would not be required to be consolidated in the third quarter of 2003.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

1.     Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

          d) Consolidation (continued)

•

BlackRock serves as investment manager for two fixed income hedge funds that engage in trading of fixed income securities through both a limited liability company (LLC) and a corporate entity.  These funds invest in the global bond markets on a more leveraged basis and/or concentrated basis than BlackRock’s traditional fixed income products with diversification of risk exposure in each portfolio.  BlackRock serves as the managing member of the LLC and the investment manager of the corporate entity which had combined assets and liabilities of approximately $37.9 billion and $36.4 billion, respectively, at December 31, 2002.  BlackRock’s equity ownership was approximately $7.5 million at December 31, 2002.

•

On November 4, 2002, BlackRock purchased certain assets and liabilities of Cyllenius Partners GP, LLC and Cyllenius Capital Management LP and now serves as the managing member of two LLCs and the investment manager for a corporation (the “Cyllenius Funds”) which engage in the trading of equity securities both long and short.  At December 31, 2002, the Cyllenius Funds had total assets and liabilities of approximately $168.2 million and $44.8 million, respectively.  BlackRock holds no ownership interest in the Cyllenius Funds.

          Management will continue to assess this interpretation’s final impact on its consolidated financial statements.  In addition, the FASB is discussing implementation guidelines associated with FIN No. 46 which could change our current assessment of its impact.  Therefore, additional entities may be subject to consolidation upon BlackRock’s final adoption of FIN No. 46.

2.     Investments

          A summary of the cost and fair market value of investments is as follows:

		Gross Unrealized		Fair Market Value

	Cost	Gains	Losses

December 31, 2002
Trading	$17,350	$0	$1,453	$15,897

Total investments, trading	17,350	—	1,453	15,897

Mutual funds	158,262	156	—	158,418
Municipal debt securities	13,823	448	—	14,271
Collateralized bond obligations	12,108	—	1,733	10,375
Other	9,782	—	—	9,782

Total investments, available for sale	193,975	604	1,733	192,846

Total investments, trading and available for sale	$211,325	$604	$3,186	$208,743

December 31, 2001
Mutual funds	$129,304	$0	$1,882	$127,422
Collateralized bond obligations	12,689	—	2,607	10,082
Other	1,607	15	—	1,622

Total investments, available for sale	$143,600	$15	$4,489	$139,126

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

2.     Investments (continued)

          All municipal debt securities have a maturity date in excess of ten years and an investment rating (provided by major rating agencies) of “AAA” or its equivalent.

          BlackRock acts as investment advisor to all these investments.

          A summary of sale activity in the Company’s available for sale portfolio during the years ended December 31, 2002, 2001 and 2000 is as follows:

	Year ended December 31,

	2002	2001	2000

Sales proceeds	$303,388	$37,199	$28

Gross realized gains	$3,903	$188	$11
Gross realized losses	(4,152)	—	—

Net realized gain (loss)	$(249)	$188	$11

          During the year ended December 31, 2002, gross realized losses include impairments of the Company’s seed investments in mutual funds and collateralized bond obligations of approximately $1.8 million and $2.2 million, respectively.

3.     Property and Equipment

          Property and equipment consists of the following:

	Estimated useful life - in years	December 31,

		2002	2001

Land	N/A	$3,564	$3,564
Building	39	16,972	16,946
Building improvements	15	5,957	5,286
Equipment and computer software	3-5	72,083	54,388
Leasehold improvements	2-17	43,707	8,721
Furniture and fixtures	7	16,982	12,712
Construction in progress	N/A	—	14,979

		159,265	116,596
Less accumulated depreciation		65,342	46,086

Property and equipment, net		$93,923	$70,510

N/A - Not applicable.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

3.     Property and Equipment (continued)

          Building and building improvements reflect the new building located in Wilmington, Delaware.  The remaining balance in the construction in progress account at December 31, 2001 primarily represents expenditures associated with occupying a new headquarters site in New York City located at 40 East 52nd Street.

          Depreciation expense was approximately $19,414, $15,567 and $9,842 for the years ended December 31, 2002, 2001 and 2000, respectively.

4.     Other Income

          Other income consists of the following:

	Year ended December 31,

	2002	2001	2000

Risk management and investment system services	$51,860	$34,375	$20,566
Other	5,952	3,282	3,526

	$57,812	$37,657	$24,092

5.     Intangible Assets

          Intangible assets at December 31, 2002 consist of the following:

	Weighted-avg. estimated useful life	December 31, 2002

		Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets

Goodwill	N/A	$240,797	$65,842	$174,955
Management contracts acquired	N/A	1,677	—	1,677

Total goodwill and unamortized intangible assets		242,474	65,842	176,632

Management contract acquired	10.0	8,040	2,111	5,929
Other	2.2	286	20	266

Total amortized intangible assets	9.7	8,326	2,131	6,195

Total intangible assets		$250,800	$67,973	$182,827

		December 31, 2001

	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets

Goodwill	25.0	$240,797	$65,842	$174,955
Management contracts acquired	10.0	8,040	1,307	6,733

	24.5	$248,837	$67,149	$181,688

N/A - Not applicable.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

5.     Intangible Assets (continued)

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

          The following table reflects the adoption of SFAS No. 142:

	Year ended December 31,

	2002	2001	2000

Reported net income	$133,249	$107,434	$87,361
Goodwill amortization, net of tax	—	5,166	4,984

Adjusted net income	$133,249	$112,600	$92,345

Basic earnings per share:
Reported	$2.06	$1.67	$1.37
Goodwill amortization, net of tax	—	0.08	0.08

Adjusted	$2.06	$1.75	$1.45

Diluted earnings per share:
Reported	$2.04	$1.65	$1.35
Goodwill amortization, net of tax	—	0.08	0.08

Adjusted	$2.04	$1.73	$1.43

          Future expected amortization of intangible assets expense is as follows:

2003	$906
2004	906
2005	824
2006	804

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

6.     Derivative Financial Instruments

          The Company currently enters into forward foreign currency exchange contracts with a major multinational financial institution to hedge foreign currency exposures related to non-dollar denominated seed investments in its consolidated statements of financial condition.  At December 31, 2002, the contracts had a notional amount and unrealized depreciation of $20,904 and ($794), respectively.  All contracts mature on June 30, 2003.  The Company had no derivative financial instruments outstanding at December 31, 2001.

          By using derivative financial instruments to hedge exposure to changes in exchange rates, the Company exposes itself to market risk.  Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates.  The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

7.     Commitments

          a) Lease Commitments

          The Company leases its primary office space under agreements which expire through 2017.  Future minimum commitments under these operating leases, net of rental reimbursements of $4,707 through 2005 from a sublease arrangement, are as follows:

2003	$11,519
2004	11,393
2005	10,854
2006	10,897
2007	10,897
Thereafter	117,130

$172,690

          In connection with certain lease agreements, the Company is responsible for escalation payments.

          Occupancy expense amounted to $19,263, $12,560 and $9,707 for the years ended December 31, 2002, 2001 and 2000, respectively.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

7.     Commitments (continued)

          b) Acquired Management Contract Obligation

          In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8,040 liability using an imputed interest rate of 10%.  For the years ended December 31, 2002 and 2001, the related expense was $683 and $761, respectively.  At December 31, 2002, the future commitment under the agreement is as follows:

2003	$1,500
2004	1,500
2005	1,500
2006	1,000
2007	1,000
Thereafter	3,000

9,500
Less: imputed interest	2,922

Present value of management contract	$6,578

          c) Indemnifications

          In the ordinary course of business, BlackRock enters into contracts with third parties pursuant to which the third parties provide services on behalf of BlackRock.  In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances.  The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

          d) Other

          On November 4, 2002, the Company acquired certain assets and liabilities of Cyllenius Capital Management LLC (“Cyllenius”), an equity hedge fund manager, for $1.9 million in cash at closing.  The ultimate purchase price for Cyllenius may include future contingent payments which are performance-based and are not subject to a maximum or the continued employment of former Cyllenius employees with the Company.  The contingent payments will be made on or about August 31, 2003 and January 30, 2004.

          The Company has entered into a commitment to invest $7,681 in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock, of which $5,395 remained unfunded at December 31, 2002.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

8.     Employee Benefit Plans

          Involuntary Deferred Compensation Plan

          Effective January 2002, the Company adopted an Involuntary Deferred Compensation Plan for the purpose of providing deferred compensation and retention incentives to key officers and employees.  The Involuntary Deferred Compensation Plan provides for a mandatory deferral of up to 15% of annual incentive compensation.  The mandatory deferral of annual incentive compensation for services performed in 2002 and 2001 was 10% and 5%, respectively.  The mandatory deferral is matched by BlackRock in an amount equal to 20%.  Incentive compensation vests on a straight-line basis over a three year vesting period.  The matching contribution and investment income related to the mandatory deferral vests on the third year anniversary of the deferral date.  The Company funds the obligation through the establishment of a Rabbi trust on behalf of the participants in the plan.

          Voluntary Deferred Compensation Plan

          Effective January 2002, the Company adopted a Voluntary Deferred Compensation Plan which allows participants to elect to defer between 1% and 100% of that portion of his or her annual incentive compensation not mandatorily deferred under the BlackRock Involuntary Deferred Compensation Plan.  The participants must specify a deferral period of one, three, five or ten years.  The Company funds the obligation through the establishment of a Rabbi trust on behalf of the participants in the plan.

          The Rabbi trust established for the Involuntary and Voluntary Deferred Compensation Plans is reflected in investments as trading securities in the accompanying consolidated statements of financial condition.  Any earnings in the Rabbi trust, including unrealized appreciation (depreciation), is reflected as non-operating income or loss and employee compensation and benefits in equal amounts in the accompanying consolidated statements of income.

          Incentive Savings Plan

          The Company’s employees participate in PNC’s Incentive Savings Plan (“ISP”), a defined contribution plan.  Under the ISP, employee contributions of up to 6% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company.  ISP expenses for the Company were $3,872, $3,397 and $3,758 for the years ended December 31, 2002, 2001 and 2000, respectively.  Contributions to the ISP were matched primarily by shares of BlackRock’s common stock in 2002 and PNC’s common stock in 2001 and 2000, respectively.  500,000 shares of BlackRock’s common stock have been reserved for the ISP of which 165,827 shares have been issued as of December 31, 2002.

          Postretirement Benefits

          PNC provides certain health care and life insurance benefits for retired employees.  Expenses for postretirement benefits allocated to the Company by PNC were $354, $276 and $272 for the years ended December 31, 2002, 2001 and 2000, respectively.  At December 31, 2002 and 2001, accrued postretirement benefits included in the consolidated statements of financial condition totaled $1,149 and $1,019, respectively.  No separate financial obligation data for the Company is available with respect to such plan.

          Noncontributory Defined Benefit Pension Plan

          Certain employees of the Company participate in PNC’s noncontributory defined benefit pension plan.  Retirement benefits are based on compensation level, age and length of service.  Pension contributions are based on actuarially determined amounts necessary to fund total benefits payable to plan participants.  During 2000, the Company contributed approximately $1,600 to the plan and had a prepaid balance of approximately $1,200 in pension benefit obligation as of December 31, 2002 and 2001.  These amounts were recorded in other assets on the consolidated statements of financial condition.  BlackRock incurred $111 in pension expense during the year ended December 31, 2002 and did not incur pension expense during the years ended December 31, 2001 and 2000, respectively.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

9.     Stock Award and Incentive Plans

          Stock Award and Incentive Plan

          Pursuant to the Company’s Award Plan, options are granted at an exercise price not less than the market value of common stock on the date of grant.  These options have a ten-year life, vest ratably over periods ranging from 2-4 years and become exercisable upon vesting.

          Stock option activity during 2000 – 2002 is summarized below:

Outstanding at	Shares under option	Weighted-avg. exercise price

December 31, 1999	1,056,000	$14.00
Granted	1,482,034	43.13
Exercised	53,024	14.00
Canceled	83,500	14.00

December 31, 2000	2,401,510	31.98
Granted	9,693	39.80
Exercised	103,226	14.00
Canceled	68,669	33.21

December 31, 2001	2,239,308	32.80
Granted	3,731,000	37.36
Exercised	130,272	14.00
Canceled	33,672	30.54

December 31, 2002	5,806,364	$36.17

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

9.     Stock Award and Incentive Plans (continued)

          Stock Award and Incentive Plan (continued)

          A maximum of 9,000,000 shares of class A common stock are authorized for issuance under the Award Plan at December 31, 2002.  Of this amount, 2,843,371 shares remain available for future awards. The number of shares vested at December 31, 2002 was 806,925.

          Stock options outstanding and exercisable as of December 31, 2002 are as follows:

Range of exercise prices	Outstanding shares under option	Weighted-avg. remaining contractual life	Outstanding shares Weighted-avg. exercise price	Exercisable shares under option	Exercisable shares Weighted-avg. exercise price

$14.00	647,637	6.75	$14.00	647,637	$14.00
$32.47	3,000	8.29	32.47	—	—
$37.36	3,731,000	9.79	37.36	—	—
$40.03 - $44.22	1,424,727	7.96	43.12	159,288	42.05

	5,806,364	9.00	$36.17	806,925	$19.54

          BlackRock Inc. Long-Term Retention and Incentive Plan

          On October 15, 2002, the Company finalized the BlackRock, Inc. Long-Term Retention and Incentive Plan (the “Retention Plan”).  The Retention Plan permits the grant of up to $240,000 in deferred compensation awards (the “Compensation Awards”), subject to the achievement of certain performance hurdles no later than March 2007.  In conjunction with Retention Plan, BlackRock may issue up to 3.5 million stock options under the Award Plan with an exercise price equal to market value subject to vesting at December 31, 2006.  As of December 31, 2002, the Company has awarded approximately 3.4 million stock options and approximately $130,500 in Compensation Awards.  If the performance hurdles are achieved, the Compensation Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to Retention Plan participants, less income tax withholding.  In addition, distributed shares to Retention Plan participants will include an option to put such distributed shares back to BlackRock at fair market value.  BlackRock will fund the remainder of the Compensation Awards with up to $40,000 in cash.

          The Compensation Awards will fully vest at the end of any three-month period beginning in 2005 or 2006 during which the daily average closing price of the Company’s common stock is at least $65 per share.  If that performance hurdle is not achieved, the Company’s Compensation Committee of its Board of Directors may, in its sole discretion, vest a portion of the Compensation Awards if the Company realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and the Company’s publicly-traded stock performs in the top half of its peer group during that time.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

9.     Stock Award and Incentive Plans (continued)

          BlackRock Inc. Long-Term Retention and Incentive Plan (continued)

          There will be no expense recognition associated with the Compensation Awards unless vesting occurs or a partial vesting determination by the Compensation Committee is considered probable and estimable.  Once this determination is made, BlackRock will record compensation expense for the pro rata portion of the Compensation Awards earned to date.  Compensation expense for the remaining Compensation Awards will be recognized ratably from the determination date through the vesting date and could extend through March 31, 2007.  In addition, at the time that the BlackRock common stock portion of the Compensation Awards are distributed, BlackRock will record an increase in stockholders’ equity equal to the fair market value of the BlackRock common stock distributed to employees from shares surrendered by PNC.

          The terms of the Retention Plan are subject to approval by BlackRock’s stockholders at the Company’s annual meeting in May 2003.

          Employee Stock Purchase Plan

          On May 2, 2001, BlackRock’s shareholders approved the adoption of the ESPP, the terms of which allow eligible employees to purchase shares of the Company’s class A common stock at 85% of the lesser of fair market value on the first or last day of each six-month offering period.  Eligible employees may not purchase more than 500 shares of class A common stock in any six-month offering period.  In addition, for any calendar year in which the option to purchase shares is outstanding, Section 423 (b)(8) of the Internal Revenue Code restricts an ESPP participant from purchasing more than $25 worth of class A common stock based on its fair market value.  No charge to earnings has been recorded with respect to the ESPP.  The first offering period began on August 1, 2001.  A total of 1,250,000 shares of class A common stock are available for issuance under the ESPP.  The number of shares issued at December 31, 2002 and estimated to be issued pursuant to the ESPP for the offering period ending February 1, 2003 is approximately 120,000.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

9.     Stock Award and Incentive Plans (continued)

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

	2002	2001	2000

Net Income
Reported	$133,249	$107,434	$87,361
Pro forma	$124,921	$100,943	$85,859
Diluted Earnings Per Share
Reported	$2.04	$1.65	$1.35
Pro forma	$1.91	$1.55	$1.33

          The fair value of option grants and ESPP shares are estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2002, 2001 and 2000, respectively:

	2002	2001	2000

Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	16.13% to 33.85%	30.04% to 30.69%	31.36%
Risk-free interest	1.69% to 1.76%	2.37% to 5.37%	5.88%
Expected term	8 years	7 years	7 years

          The weighted-average fair value of the options granted and ESPP shares in 2002, 2001 and 2000 was $15.04, $10.83 and $19.92 per share, respectively.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

9.     Stock Award and Incentive Plans (continued)

          Deferred Compensation Plan

          The Company has a Long-term Deferred Compensation Plan (the “Plan”) to provide a competitive long-term incentive for key officers and employees.  The awards vest through 2003 and are expensed on a straight-line method over the respective vesting periods.  Compensation expense under the Plan for the years ended December 31, 2002, 2001 and 2000 was $2,396, $3,592 and $5,904, respectively.

10.     Related Party Transactions

          The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, BPIF, the BlackRock Closed-end Funds and other commingled funds.

          Revenues for services provided to these mutual funds including amounts earned from PNC related accounts are as follows:

	Year ended December 31,

	2002	2001	2000

Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$58,145	$88,524	$111,852
Other	25,502	33,952	40,066
BlackRock Closed-end Funds - Other	41,591	30,474	33,916
BlackRock Provident Institutional Funds*
PNC	14,203	11,900	5,471
Other*	71,912	51,788	33,556
STIF - PNC	861	723	4,398

	$212,214	$217,361	$229,259

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

10.     Related Party Transactions (continued)

          The Company provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura, for a fee, based on assets under management.  In addition, the Company provides risk management and private client services to PNC.

          Revenues for such services are as follows:

	Year ended December 31,

	2002	2001	2000

Separate accounts - PNC	$5,886	$5,573	$5,255
Separate accounts - Nomura	10,853	5,614	4,448
Private client services - PNC	5,525	5,525	5,525
Other income-risk management - PNC	5,000	5,000	5,000

	$27,264	$21,712	$20,228

          Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC related accounts for the years ended December 31, 2002, 2001 and 2000 totaled $89,620, $117,245 and $137,501, respectively.

          The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for BPIFand certain other commingled funds and service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

          PNC provides general and administration services to the Company.  Charges for such services were based on actual usage or on defined formulas which, in management’s view, resulted in reasonable allocations.  Additionally, the Company has entered into subadvisory and consulting agreements with Nomura and an entity whose President and Chief Executive Officer serves on the Company’s Board of Directors.

          Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Year ended December 31,

	2002	2001	2000

Fund administration and servicing costs-affiliates	$40,304	$60,829	$75,686
General and administration	6,397	6,728	7,617
General and administration-consulting	1,616	1,270	142
Interest expense-affiliates	—	—	353

	$48,317	$68,827	$83,798

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

10.     Related Party Transactions (continued)

          Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds.  This entity finances broker sales commissions and receives all associated sales charges.

          Included in accounts receivable is approximately $5,434 and $5,427 at December 31, 2002 and 2001, respectively, which primarily represents investment advisory and administration services provided to Nomura and PNC subsidiaries and affiliates.

          Receivable from affiliates was $281 and $2,569 at December 31, 2002 and 2001, respectively.  The amount primarily represents a receivable for administration fees earned in connection with services provided to the BlackRock Closed-end Funds and Anthracite Capital, Inc.

          Payable to affiliates was $23,977 and $15,972 at December 31, 2002 and 2001, respectively.  These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable and are non-interest bearing.

11.     Net Capital Requirements

          As a registered broker-dealer, BII is subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.  At December 31, 2002 and 2001, BII’s net capital was $6,010 and $3,826 in excess of regulatory requirements, respectively.

12.     Common Stock

          BlackRock’s class A, $0.01 par value, common shares authorized was 250,000,000 shares at December 31, 2002 and 2001.  BlackRock’s class B, $0.01 par value, common shares authorized was 100,000,000 shares at December 31, 2002 and 2001, respectively.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

12.     Common Stock (continued)

          The Company’s common shares issued and outstanding and related activity consist of the following:

	Shares issued				Shares outstanding

	Common shares Class		Treasury shares Class		Class

	A	B	A	B	A	B

January 1, 2000	9,000,000	54,864,382	—	—	9,000,000	54,864,382
Conversion of class B stock to class A stock	430,145	(430,145)	—	—	430,145	(430,145)
Issuance of class A common stock	57,152	—	—	—	57,152	—
Issuance of class B common stock	—	75,638	—	—	—	75,638
Purchase of treasury stock	—	—	(353)	—	(353)	—

December 31, 2000	9,487,297	54,509,875	(353)	—	9,486,944	54,509,875
Conversion of class B stock to class A stock	5,685,484	(5,685,484)	—	—	5,685,484	(5,685,484)
Issuance of class A common stock	601,105	—	265	—	601,370	—
Issuance of class B common stock	—	58,638	—	—	—	58,638
Treasury stock transactions	143,058	(208,422)	88	(125,633)	143,146	(334,055)

December 31, 2001	15,916,944	48,674,607	—	(125,633)	15,916,944	48,548,974
Conversion of class B stock to class A stock	1,035,424	(1,098,873)	63,449	(16,607)	1,098,873	(1,115,480)
Issuance of class A common stock	648,471	—	—	—	648,471	—
Issuance of class B common stock	—	53,639	—	—	—	53,639
Treasury stock transactions	5,962	—	(102,163)	(139,041)	(96,201)	(139,041)

December 31, 2002	17,606,801	47,629,373	(38,714)	(281,281)	17,568,087	47,348,092

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

13.     Income Taxes

          PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

          For the years ended December 31, 2002, 2001 and 2000, BlackRock has filed its own consolidated federal income tax return.  BlackRock may file separate state and municipal income tax returns or may be included in state and/or municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis.  If BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

          The provision (benefit) for income taxes consists of the following:

	Year ended December 31,

	2002	2001	2000

Current:
Federal	$62,613	$63,398	$48,668
State and local	18,256	17,272	16,206
Foreign	2,777	1,347	—

Total current	83,646	82,017	64,874

Deferred:
Federal	4,202	(5,289)	(1,876)
State and local	2,851	(3,171)	(442)

Total deferred	7,053	(8,460)	(2,318)

Total	$90,699	$73,557	$62,556

                    Deferred income taxes of approximately $4,061 and $623 during the years ended December 31, 2002 and 2001, respectively, have not been provided on undistributed foreign earnings of $10,152 and  $1,558 during each year.  During the year ended December 31, 2000, the Company did not have foreign earnings.  The Company intends to reinvest these earnings indefinitely in operations outside the United States.

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

13.     Income Taxes (continued)

          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in accounts payable and accrued liabilities-affiliate in the consolidated statements of financial condition, consist of the following:

	December 31,

	2002	2001

Deferred tax assets:
Compensation and benefits	$23,267	$19,395
Depreciation	3,503	3,742
Deferred state income taxes	4,827	3,620
Other	3,814	8,241

Gross deferred tax asset	35,411	34,998

Deferred tax liabilities:
Goodwill	31,386	22,863
Other	4,217	3,996

Gross deferred tax liability	35,603	26,859

Net deferred tax asset (liability)	$(192)	$8,139

          A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,

	2002	%	2001	%	2000	%

Expected income tax expense	$78,382	35.0%	$63,347	35.0%	$52,471	35.0%
Increase (decrease) in income taxes resulting from:
State and local taxes	13,719	6.1	9,166	5.1	10,247	6.8
Foreign taxes	(616)	(0.3)	(539)	(0.3)	—	—
Other	(786)	(0.3)	1,584	0.8	(162)	(0.1)

Income tax expense	$90,699	40.5%	$73,558	40.6%	$62,556	41.7%

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

14.     Comprehensive Income

	Year ended December 31,

	2002	2001	2000

Net income	$133,249	$107,434	$87,361
Other comprehensive gain (loss):
Unrealized gain (loss) from investments, available for sale, net	2,053	(766)	(1,838)
Foreign currency translation gain (loss)	1,715	(294)	(408)

Comprehensive income	$137,017	$106,374	$85,115

15.     Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,

	2002	2001	2000

Net income	$133,249	$107,434	$87,361

Basic weighted-average shares outstanding	64,756,290	64,271,538	63,886,353
Dilutive potential shares from forward sales	53,639	107,130	173,947
Dilutive potential shares from stock options	497,619	547,531	530,407

Dilutive weighted-average shares outstanding	65,307,548	64,926,199	64,590,707

Basic earnings per share	$2.06	$1.67	$1.37

Diluted earnings per share	$2.04	$1.65	$1.35

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

16.     Supplemental Statements of Cash Flow Information

          Supplemental disclosure of cash flow information:

	Year ended December 31,

	2002	2001	2000

Cash paid for interest	$734	$804	$353

Cash paid for income taxes	$75,236	$65,778	$80,046

          Supplemental schedule of noncash transactions:

	Year ended December 31,

	2002	2001	2000

Issuance of long term obligation in connection with acquisition of management contract	$—	$—	$8,040

Stock-based compensation	$6,321	$6,024	$—

Reissuance of treasury stock, class A at a discount to its fair market value	$587	$807	$—

BlackRock, Inc.
Notes to the Consolidated Financial Statements (continued)

17.     Selected Quarterly Financial Data (unaudited):

	Quarter

	1st	2nd	3rd	4th	Total

2002
Revenue	$146,113	$156,695	$137,132	$137,037	$576,977
Operating income	49,935	54,705	55,496	55,003	215,139
Net income	31,399	34,837	33,165	33,848	133,249
EBITDA*	$57,956	$63,686	$61,160	$62,067	$244,869
Earnings per share:
Basic	$0.49	$0.54	$0.51	$0.52	$2.06
Diluted	$0.48	$0.53	$0.51	$0.52	$2.04
Weighted-average shares outstanding:
Basic	64,648,511	64,726,856	64,798,908	64,848,221	64,756,290
Diluted	65,219,988	65,333,228	65,338,340	65,336,460	65,307,548
Common stock price per share:
High	$46.26	$47.35	$46.42	$41.28	$47.35
Low	$40.90	$40.45	$40.00	$34.30	$34.30
Close	$44.60	$44.30	$41.42	$39.40	$39.40
2001
Revenue	$133,709	$135,262	$134,782	$129,391	$533,144
Operating income	41,920	42,708	42,532	43,016	170,176
Net income	25,496	26,230	27,376	28,332	107,434
EBITDA*	$49,531	$51,722	$52,190	$54,330	$207,773
Earnings per share:
Basic	$0.40	$0.41	$0.43	$0.44	$1.67
Diluted	$0.39	$0.40	$0.42	$0.44	$1.65
Weighted-average shares outstanding:
Basic	64,159,248	64,248,630	64,284,768	64,390,814	64,271,538
Diluted	64,897,486	64,877,389	64,947,840	65,050,738	64,926,199
Common stock price per share:
High	$44.00	$37.77	$44.50	$44.40	$44.50
Low	$31.25	$30.76	$34.01	$37.46	$30.76
Close	$36.00	$34.29	$44.22	$41.70	$41.70

          * EBITDA represents earnings before interest, taxes, depreciation and amortization.

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (8)	Amended and Restated Bylaws of the Registrant.
3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.
3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.
4.1 (1)	Specimen of Common Stock Certificate (per class).
4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.
4.3 (9)

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
10.2 (1)	1999 Stock Award and Incentive Plan. +
10.3 (1)	1999 Annual Incentive Performance Plan. +
10.4 (1)	Nonemployee Directors Stock Compensation Plan. +
10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.
10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +
10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +
10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.
10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +
10.12 (4)	Amendment No. 1 to the BlackRock Inc. Amended and Restated Long-Term Deferred Compensation Plan. +
10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +
10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.
10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +
10.16	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +
10.17	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +
10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +
10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +
10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.
10.21 (9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002 +
10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.
10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
10.24	Amended and Restated 1999 Annual Incentive Performance Plan. +
10.25 (10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +
10.26 (10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +
10.27 (10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (included on signature page hereto).
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.

EXHIBIT INDEX (continued)

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File (11) No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.

+	Denotes compensatory plan.