Form 10-Q
period 2003-03-31
BLACKROCK INC /NY
filed 2003-05-15
CIK 1060021

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to            .

(Commission file number 001-15305)

BlackRock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0380803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, NY 10022

(Address of principal executive offices)

(Zip Code)

(212) 754-5300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☒    No  ☐

As of April 30, 2003, there were 18,696,872 shares of the registrant’s class A common stock outstanding and 46,359,649 shares of the registrant’s class B common stock outstanding.

BlackRock Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- i -

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$191,214	$255,234
Accounts receivable	115,020	113,789
Investments (cost: $246,158 and $211,325, respectively)	244,637	208,743
Property and equipment, net	92,215	93,923
Intangible assets, net	182,855	182,827
Receivable from affiliates	507	281
Other assets	9,949	9,391

Total assets	$836,397	$864,188

Liabilities
Accrued compensation	$92,581	$173,047
Accounts payable and accrued liabilities
Affiliate	39,628	23,977
Other	16,302	13,986
Acquired management contract obligation	6,578	6,578
Other liabilities	13,106	11,946

Total liabilities	168,195	229,534

Stockholders’ equity
Common stock, class A, 18,839,368 and 17,606,801 shares issued, respectively	188	176
Common stock, class B, 46,658,154 and 47,629,373 shares issued, respectively	466	476
Additional paid—in capital	202,601	199,990
Retained earnings	476,067	440,747
Unearned compensation	(1,226)	(1,535)
Accumulated other comprehensive loss	318	231
Treasury stock, class A, at cost, 142,496 and 38,714 shares issued, respectively	(5,911)	(1,469)
Treasury stock, class B, at cost, 298,505 and 281,281 shares issued, respectively	(4,301)	(3,962)

Total stockholders’ equity	668,202	634,654

Total liabilities and stockholders’ equity	$836,397	$864,188

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2003	2002
Revenue
Investment advisory and administration fees
Mutual funds	$48,740	$55,259
Separate accounts	77,625	76,516
Other income
Affiliate	1,250	1,250
Other	15,136	13,088

Total revenue	142,751	146,113

Expense
Employee compensation and benefits	55,386	60,387
Fund administration and servicing costs
Affiliate	6,943	13,178
Other	1,015	—
General and administration
Affiliate	2,061	1,900
Other	23,048	20,512
Amortization of intangible assets	232	201

Total expense	88,685	96,178

Operating income	54,066	49,935
Non-operating income (expense)
Investment income	3,529	3,020
Interest expense	(164)	(183)

Total non-operating income	3,365	2,837

Income before income taxes	57,431	52,772
Income taxes	22,111	21,373

Net income	$35,320	$31,399

Earnings per share
Basic	$0.54	$0.49
Diluted	$0.54	$0.48
Weighted-average shares outstanding
Basic	65,056,537	64,648,511
Diluted	65,867,032	65,219,988

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Cash Flow

(Dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$35,320	$31,399
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,295	5,001
Stock-based compensation	2,614	2,348
Deferred income taxes	1,101	3,722
Tax benefit from stock-based compensation	4,167	5,882
Purchase of investments, trading, net	(17,836)	(17,350)
Net gain on investments	(248)	(325)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,231)	(8,511)
Increase in receivable from affiliates	(226)	(9,280)
(Increase) decrease in other assets	(558)	830
Decrease in accrued compensation	(75,071)	(65,262)
Increase in accounts payable and accrued liabilities	16,866	11,465
Increase in other liabilities	1,160	904

Cash used in operating activities	(28,647)	(39,177)

Cash flows from investing activities
Purchase of property and equipment	(3,355)	(13,710)
Purchase of investments	(17,368)	(14,402)
Acquisition of business, net of cash acquired	(260)	—

Cash used in investing activities	(20,983)	(28,112)

Cash flows from financing activities
Issuance of class A common stock	562	328
Purchase of treasury stock	(16,463)	(8,942)
Reissuance of treasury stock	1,866	1,691

Cash used in financing activities	(14,035)	(6,923)

Effect of exchange rate changes on cash and cash equivalents	(355)	(411)
Net decrease in cash and cash equivalents	(64,020)	(74,623)
Cash and cash equivalents, beginning of period	255,234	186,451

Cash and cash equivalents, end of period	$191,214	$111,828

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2003 and 2002

(Dollar amounts in thousands, except share data)

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year’s results.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investments

The Company’s investments are classified as trading and available for sale. Investments, trading, primarily represent investments made by the Company and held in a Rabbi trust with respect to senior employee elections under the BlackRock Voluntary and Involuntary Deferred Compensation Plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense). Investments, available for sale, consist primarily of investments in BlackRock funds, municipal bonds and certain alternative investment products and are stated at market values. Securities which are not readily marketable (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management.

The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. Realized gains and losses on trading and available for sale investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (expense) in the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if it is other than temporary. Several of the Company’s available for sale investments represent equity interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate and the reduction in estimated future cash flows is deemed to be other than temporary, an impairment is recognized based on the excess of the carrying amount of the

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

Investments (continued)

investment over its fair value. In evaluating impairments on all other available for sale securities, the Company considers the length of time and the extent to which the security’s market value has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security. Any impairment on investments which is deemed other than temporary is recorded in non-operating income (expense) on the consolidated statements of income.

Stock-Based Compensation

Prior to 2003, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock compensation recorded prior to 2003 primarily represents the grant of restricted common stock to employees. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in net income for the three month period ended March 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2003	2002
Net income, as reported	$35,320	$31,399
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	240	164
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,658)	(1,899)

Pro forma net income	$31,902	$29,664

Earnings per share:
Basic—as reported	$0.54	$0.49
Basic—pro forma	$0.49	$0.46

Diluted—as reported	$0.54	$0.48
Diluted—pro forma	$0.48	$0.45

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (“VIE”) and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”).

An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity’s activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE’s expected losses or has the right to receive a majority of the VIE’s expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities, and are calculated in accordance with Statement of Financial Accounting Concept No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.”

A public enterprise with a variable interest in a VIE created before January 31, 2003 must apply FIN No. 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003.

Management is in the process of finalizing changes to the equity ownership and/or control structure of certain hedge funds previously identified in the Company’s 2002 Form 10-K that management believes will remove them from the scope of FIN No. 46. As a result these entities will not be required to be consolidated in the third quarter of 2003.

Pursuant to the conceptual framework set forth in FIN No. 46, the Company’s management has concluded that the consolidation of the assets, liabilities and results of operations of four collateralized bond obligation funds (“CBOs”) and one collateralized loan obligation fund (“CLO”) organized as corporations or limited liability companies in its consolidated financial statements as of and for the period ended September 30, 2003 is reasonably possible. The funds invest in high yield securities and offer opportunity for high return and are subject to greater risk than traditional investment products. These funds are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years. At March 31, 2003, aggregate assets and debt in the CBOs and CLO was approximately $2.2 billion and $2.1 billion, respectively. BlackRock’s equity ownership in these funds was approximately $11.3 million at March 31, 2003. BlackRock’s maximum potential loss related to these VIEs is limited to the amount of its respective equity ownership in each of these investment vehicles and consequently BlackRock has no risk of loss with respect to the debt of these investment vehicles. Additionally, the Company has neither guaranteed nor is contractually liable for any of the VIEs’ obligations.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

Consolidation of Variable Interest Entities (continued)

Assuming the consolidation of the CBOs’ and CLO’s assets, liabilities and results of operations effective July 1, 2003, the Company will record a cumulative effect of change in accounting principle estimated to range from $6 million to $10 million. This charge represents the difference between the carrying amounts of BlackRock’s investments in these entities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s current accounting treatment, and FIN No. 46.

Commencing in 2003, BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. The aggregate assets and debt in this entity (including the trusts) was approximately $96 million and $63 million, respectively. BlackRock’s equity ownership was approximately $5.0 million at March 31, 2003. Based on its preliminary assessment, the Company’s management has concluded that BlackRock is not the primary beneficiary of this entity and therefore will not consolidate the entity upon the Company’s adoption of FIN No. 46.

Management will continue to assess this interpretation’s final impact on its consolidated financial statements. Therefore, additional entities may be subject to consolidation upon BlackRock’s final adoption of FIN No. 46.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies

Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period presentation.

2. Investments, Trading and Available for Sale

A summary of the cost and fair market value of investments is as follows:

March 31, 2003	Cost	Gross Unrealized		Fair Market Value
		Gains	Losses

Mutual funds	$11,466	$0	$446	$11,020
Equity securities	5,973	158	—	6,131
Other	17,900	—	733	17,167

Total investments, trading	35,339	158	1,179	34,318

Mutual funds	178,250	—	101	178,149
Municipal debt securities	5,428	27	—	5,455
Collateralized bond obligations	11,947	—	678	11,269
Other	15,194	252	—	15,446

Total investments, available for sale	210,819	279	779	210,319

Total investments, trading and available for sale	$246,158	437	1,958	$244,637

December 31, 2002	Cost	Gross Unrealized		Fair Market Value
		Gains	Losses

Mutual funds	$5,461	$0	$330	$5,131
Other	11,889	—	1,123	10,766

Total investments, trading	17,350	—	1,453	15,897

Mutual funds	158,262	156	—	158,418
Municipal debt securities	13,823	448	—	14,271
Collateralized bond obligations	12,108	—	1,733	10,375
Other	9,782	—	—	9,782

Total investments, available for sale	193,975	604	1,733	192,846

Total investments, trading and available for sale	$211,325	$604	$3,186	$208,743

All municipal debt securities have a maturity date in excess of ten years and an investment rating (provided by major rating agencies) of “AAA” or its equivalent.

BlackRock acts as investment advisor to all these investments.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3. Other Income

Other income consists of the following:

	Three months ended March 31,
	2003	2002
Risk management and investment system services	$14,481	$13,413
Other	1,905	925

	$16,386	$14,338

4. Common Stock

BlackRock’s class A, $0.01 par value, common stock authorized was 250,000,000 shares as of March 31, 2003 and December 31, 2002, respectively. BlackRock’s class B, $0.01 par value, common stock authorized was 100,000,000 shares as of March 31, 2003 and December 31, 2002, respectively.

The Company’s common stock issued and outstanding and related activity during the three month period ended March 31, 2003 consists of the following:

	Shares issued				Shares outstanding
	Common shares Class		Treasury shares Class		Class
	A	B	A	B	A	B
December 31, 2002	17,606,801	47,629,373	(38,714)	(281,281)	17,568,087	47,348,092
Conversion of class B stock to class A stock	765,786	(971,219)	205,433	—	971,219	(971,219)
Issuance of class A common stock	466,781	—	—	—	466,781	—
Treasury stock transactions	—	—	(309,215)	(17,224)	(309,215)	(17,224)

March 31, 2003	18,839,368	46,658,154	(142,496)	(298,505)	18,696,872	46,359,649

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

5.	Comprehensive Income

	Three months ended March 31,
	2003	2002
Net income	$35,320	$31,399
Other comprehensive income gain (loss):
Unrealized gain (loss) from investments, available for sale, net	442	(957)
Foreign currency translation loss	(355)	(412)

Comprehensive income	$35,407	$30,030

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2003	2002
Net income	$35,320	$31,399

Basic weighted-average shares outstanding	65,056,537	64,648,511
Dilutive potential shares from forward sales	—	53,639
Dilutive potential shares from stock options	810,495	517,838

Dilutive weighted-average shares outstanding	65,867,032	65,219,988

Basic earnings per share	$0.54	$0.49

Diluted earnings per share	$0.54	$0.48

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

7. Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Three months ended March 31,
	2003	2002
Cash paid for income taxes	$2,635	$9,555

Supplemental schedule of noncash transactions:

	Three months ended March 31,
	2003	2002
Stock-based compensation	$5,395	$5,550

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $273.6 billion of assets under management at March 31, 2003. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Provident Institutional Funds (“BPIF”). In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking, corporate banking, real estate finance, asset-based lending, wealth management, asset management and global fund services. As of March 31, 2003, PNC indirectly owned approximately 69% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended March 31, 2003, March 31, 2002 and December 31, 2002:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data or otherwise stated)

(unaudited)

	Three months ended			Variance vs.
	March 31,		December 31, 2002	March 31, 2002		December 31, 2002
	2003	2002		Amount	%	Amount	%
Total revenue	$142,751	$146,113	$137,037	$(3,362)	-2%	$5,714	4%
Total expense	$88,685	$96,178	$82,034	$(7,493)	-8%	$6,651	8%
Operating income	$54,066	$49,935	$55,003	$4,131	8%	$(937)	-2%
Net income	$35,320	$31,399	$33,848	$3,921	12%	$1,472	4%
Diluted earnings per share	$0.54	$0.48	$0.52	$0.06	13%	$0.02	4%
Average diluted shares outstanding	65,867,032	65,219,988	65,336,460	647,044	1%	530,572	1%
Operating margin (a)	40.1%	37.6%	42.6%
Assets under management ($ in millions)	$273,599	$238,116	$272,841	$35,483	15%	$758	0%

(a)	Operating income divided by total revenue less fund administration and servicing costs. Computations for all periods presented include affiliated and non-affiliated fund administration and servicing expense reported as a separate income statement line item and are derived from the Company’s consolidated financial statements, as follows:

	Three months ended
	March 31,		December 31, 2002
	2003	2002
Operating income, as reported	$54,066	$49,935	$55,003

Revenue, as reported	142,751	146,113	137,037
Less: fund administration and servicing costs	(7,958)	(13,178)	(7,962)

Revenue used for operating margin measurement	134,793	132,935	129,075

Operating margin	37.9%	34.2%	40.1%
Add back: Impact of excluding fund administration and servicing costs	2.2	3.4	2.5

Operating margin, as reported	40.1%	37.6%	42.6%

We believe that operating margin, as reported, is an effective indicator of management’s ability to effectively employ the Company’s resources. Fund administration and servicing costs have been excluded from operating margin because these costs are a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

PART I—FINANCIAL INFORMATION (continued)

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

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs, and general and administration expense. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Fund administration and servicing costs expense reflects payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in the BlackRock Funds and BlackRock Closed-end Funds. Intangible assets at March 31, 2003 and December 31, 2002 were approximately $182.9 million and approximately $182.8 million, respectively, with amortization expense of approximately $0.2 million for the three months ended March 31, 2003 and 2002, respectively. Intangible assets reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995, a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000 and the acquisition of certain assets and liabilities of Cyllenius Capital Management on November 4, 2002.

PART I – FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

Assets under management (“AUM”) increased approximately $35.4 billion, or 15%, to $273.6 billion at March 31, 2003, compared with $238.1 billion at March 31, 2002. The growth in assets under management was attributable to an increase of $40.6 billion or 26% in separate accounts, partially offset by a decrease of $5.1 billion or 6% in mutual fund assets.

The increase in separate accounts at March 31, 2003, as compared with March 31, 2002, was the result of net subscriptions of $29.0 billion and market appreciation of $11.6 billion. Net subscriptions largely reflected fixed income and equity sales which were $29.0 billion (despite significant rebalancing by institutional investors out of bonds) and $2.5 billion, respectively, and were partially offset by $3.2 billion in liquidity-securities lending accounts net redemptions during the period. The rise in fixed income separate account assets was attributable to new client sales and increased fundings from existing clients as the Company continued to deliver solid relative investment performance. Net subscriptions in equity accounts primarily represented new international equity business concentrated in the European Equity product. The decrease in liquidity-securities lending separate accounts represents lower levels of cash collateral managed by BlackRock for PFPC Worldwide, Inc., a PNC affiliate. Market appreciation of $11.6 billion in separate accounts largely reflected appreciation in fixed income assets of $14.9 billion due to declining interest rates, partially offset by market depreciation in equity assets of $3.0 billion.

The $5.1 billion decrease in mutual fund assets since March 31, 2002 reflected net redemptions of $4.1 billion and market depreciation of $1.0 billion. Net redemptions in BPIF and the BlackRock Funds since March 31, 2002 were $4.0 billion and $2.7 billion, respectively, and were partially offset by $2.3 billion in net subscriptions in the closed-end funds. The decrease in BPIF assets primarily reflects stable short-term rates and lower absolute yields versus a year ago. These factors may result in additional declines in BPIF assets for 2003 compared to 2002. Net redemptions in the BlackRock Funds since March 31, 2002 were primarily due to PNC-related net redemptions of approximately $3.5 billion, which were partially offset by $0.8 billion in sales to third party customers. The increase in closed-end funds was the result of the Company’s offering of new closed-end fund assets totaling $2.9 billion, partially offset by a term trust maturity of $0.6 billion.

BlackRock experienced $0.8 billion in net redemptions for the first quarter of 2003 reflecting separate account net subscriptions of $9.5 billion offset by $10.3 billion of mutual fund redemptions. Net subscriptions in separate accounts primarily consisted of fundings in fixed income and liquidity accounts totaling $8.9 billion and $0.5 billion, respectively. Mutual fund net redemptions for the first quarter of 2003 were primarily attributable to $11.1 billion in net redemptions in BPIF. As previously discussed, net redemptions in BPIF reflect stable short-term rates and lower absolute yields versus investment alternatives.

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	March 31,		December 31, 2002
	2003	2002
All Accounts
Fixed income	$188,058	$140,253	$175,586
Liquidity	67,978	74,979	78,512
Equity	12,165	17,343	13,464
Alternative investment products	5,398	5,541	5,279

Total	$273,599	$238,116	$272,841

Separate Accounts
Fixed income	$167,778	$123,983	$156,574
Liquidity	6,040	5,441	5,491
Liquidity-Securities lending	6,344	9,544	6,433
Equity	8,995	9,445	9,736
Alternative investment products	5,398	5,541	5,279

Subtotal	194,555	153,954	183,513

Mutual Funds
Fixed income	20,280	16,270	19,012
Liquidity	55,594	59,994	66,588
Equity	3,170	7,898	3,728

Subtotal	79,044	84,162	89,328

Total	$273,599	$238,116	$272,841

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the three months ended March 31, 2003 and 2002, respectively. The data reflects certain reclassifications to conform with the current year’s presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(unaudited)

	Period ended March 31,
	2003	2002
All Accounts
Beginning assets under management	$272,841	$238,584
Net redemptions	(788)	(311)
Market appreciation (depreciation)	1,546	(157)

Ending assets under management	$273,599	$238,116

Separate Accounts
Beginning assets under management	$183,513	$151,986
Net subscriptions	9,521	1,889
Market appreciation	1,521	79

Ending assets under management	194,555	153,954

Mutual Funds
Beginning assets under management	89,328	86,598
Net redemptions	(10,309)	(2,200)
Market appreciation (depreciation)	25	(236)

Ending assets under management	79,044	84,162

Total	$273,599	$238,116

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2002				2003
	March 31	June 30	September 30	December 31	March 31
Separate Accounts
Fixed Income
Beginning assets under management	$119,488	$123,983	$140,738	$145,839	$156,574
Net subscriptions	4,437	12,270	281	7,455	8,889
Market appreciation	58	4,485	4,820	3,280	2,315

Ending assets under management	123,983	140,738	145,839	156,574	167,778

Liquidity
Beginning assets under management	6,831	5,441	5,516	5,438	5,491
Net subscriptions (redemptions)	(1,395)	80	(92)	42	541
Market appreciation (depreciation)	5	(5)	14	11	8

Ending assets under management	5,441	5,516	5,438	5,491	6,040

Liquidity—Securities lending
Beginning assets under management	10,781	9,544	6,435	5,693	6,433
Net subscriptions (redemptions)	(1,237)	(3,109)	(742)	740	(89)

Ending assets under management	9,544	6,435	5,693	6,433	6,344

Equity
Beginning assets under management	9,577	9,445	10,119	8,322	9,736
Net subscriptions (redemptions)	(80)	884	598	867	174
Market appreciation (depreciation)	(52)	(210)	(2,395)	547	(915)

Ending assets under management	9,445	10,119	8,322	9,736	8,995

Alternative investment products
Beginning assets under management	5,309	5,541	5,368	5,490	5,279
Net subscriptions (redemptions)	164	64	312	(217)	6
Market appreciation (depreciation)	68	(237)	(190)	6	113

Ending assets under management	5,541	5,368	5,490	5,279	5,398

Total Separate Accounts
Beginning assets under management	151,986	153,954	168,176	170,782	183,513
Net subscriptions	1,889	10,189	357	8,887	9,521
Market appreciation	79	4,033	2,249	3,844	1,521

Ending assets under management	$153,954	$168,176	$170,782	$183,513	$194,555

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2002				2003
	March 31	June 30	September 30	December 31	March 31
Mutual Funds
Fixed Income
Beginning assets under management	$15,754	$16,270	$17,175	$18,471	$19,012
Net subscriptions	644	565	950	677	1,104
Market appreciation (depreciation)	(128)	340	346	(136)	164

Ending assets under management	16,270	17,175	18,471	19,012	20,280

Liquidity
Beginning assets under management	62,141	59,994	58,648	52,426	66,588
Net subscriptions (redemptions)	(2,147)	(1,347)	(6,223)	14,160	(10,995)
Market appreciation	—	1	1	2	1

Ending assets under management	59,994	58,648	52,426	66,588	55,594

Equity
Beginning assets under management	8,703	7,898	5,779	4,184	3,728
Net redemptions	(697)	(1,198)	(630)	(698)	(418)
Market appreciation (depreciation)	(108)	(921)	(965)	242	(140)

Ending assets under management	7,898	5,779	4,184	3,728	3,170

Total Mutual Funds
Beginning assets under management	86,598	84,162	81,602	75,081	89,328
Net subscriptions (redemptions)	(2,200)	(1,980)	(5,903)	14,139	(10,309)
Market appreciation (depreciation)	(236)	(580)	(618)	108	25

Ending assets under management	$84,162	$81,602	$75,081	$89,328	$79,044

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2002				2003
	March 31	June 30	September 30	December 31	March 31
Mutual Funds
BlackRock Funds
Beginning assets under management	$24,195	$22,176	$20,264	$18,484	$18,115
Net subscriptions (redemptions)	(1,830)	(1,123)	(976)	(604)	18
Market appreciation (depreciation)	(189)	(789)	(804)	235	(120)

Ending assets under management	22,176	20,264	18,484	18,115	18,013

BlackRock Global Series
Beginning assets under management	149	247	208	188	211
Net subscriptions (redemptions)	95	(52)	(4)	9	287
Market appreciation (depreciation)	3	13	(16)	14	2

Ending assets under management	247	208	188	211	500

BPIF
Beginning assets under management	53,167	52,534	51,127	45,328	59,576
Net subscriptions (redemptions)	(633)	(1,407)	(5,799)	14,248	(11,087)

Ending assets under management	52,534	51,127	45,328	59,576	48,489

Closed-end Funds
Beginning assets under management	8,512	8,611	9,393	10,425	10,771
Net subscriptions	149	586	830	487	380
Market appreciation (depreciation)	(50)	196	202	(141)	143

Ending assets under management	8,611	9,393	10,425	10,771	11,294

Short Term Investment Funds (STIF)
Beginning assets under management	575	594	610	656	655
Net subscriptions (redemptions)	19	16	46	(1)	93

Ending assets under management	594	610	656	655	748

Total Mutual Funds
Beginning assets under management	86,598	84,162	81,602	75,081	89,328
Net subscriptions (redemptions)	(2,200)	(1,980)	(5,903)	14,139	(10,309)
Market appreciation (depreciation)	(236)	(580)	(618)	108	25

Ending assets under management	$84,162	$81,602	$75,081	$89,328	$79,044

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002.

Revenue

Total revenue for the three months ended March 31, 2003 decreased $3.4 million or 2% to $142.8 million, compared with $146.1 million for the three months ended March 31, 2002. Investment advisory and administration fees decreased $5.4 million or 4% to $126.4 million for the three months ended March 31, 2003, compared with $131.8 million for the three months ended March 31, 2002. The decrease in investment advisory and administration fees was primarily due to decreases in mutual fund assets under management and alternative investment product performance fees, partially offset by increases in separate account base fees. Other income of $16.4 million increased $2.0 million or 14% for the three months ended March 31, 2003 compared with $14.3 million for the three months ended March 31, 2002 primarily due to increased sales of BlackRock Solutions products and services and increased earnings from the Company’s joint venture, Nomura BlackRock Asset Management Co., Ltd.

	Three months ended March 31,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
Investment advisory and administration fees:
Mutual funds	$48,740	$55,259	$(6,519)	(11.8)%
Separate accounts	77,625	76,516	1,109	1.4

Total investment advisory and administration fees	126,365	131,775	(5,410)	(4.1)
Other income	16,386	14,338	2,048	14.3

Total revenue	$142,751	$146,113	$(3,362)	(2.3)%

Mutual fund advisory and administration fees decreased $6.5 million to $48.7 million for the three months ended March 31, 2003, compared with $55.3 million for the three months ended March 31, 2002. The decrease in mutual fund revenue was the result of a $9.5 million decrease in BlackRock Funds revenue, partially offset by increases in BPIF and closed-end fund revenue of $1.1 million and $1.8 million, respectively. The decrease in BlackRock Funds revenue was attributable to a decrease in assets of $4.2 billion or 19% primarily due to net redemptions in PNC-related assets over the last twelve months of $3.5 billion and market depreciation of $1.5 billion. The increase in BPIF revenue was due to increases in average assets under management and fees compared with the first quarter of 2002. Based on current asset levels, BPIF revenue for the second quarter of 2003 could decline by 5% or more from first quarter 2003 results. The rise in closed-end fund revenue was a result of an increase in assets of $2.7 billion or 31% at March 31, 2003 due to the Company’s new fund offerings and market appreciation.

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002. (continued)

Revenue (continued)

Separate account revenue increased $1.1 million or 1% to $77.6 million for the three months ended March 31, 2003, compared with $76.5 million for the three months ended March 31, 2002. Excluding performance fees, advisory fees on separate accounts increased $12.0 million or 19% to $74.5 million for the three months ended March 31, 2003, compared with $62.5 million for the three months ended March 31, 2002, as a result of a $40.6 billion or 24% increase in separate account assets under management. Performance fees of $3.1 million for the three months ended March 31, 2003 decreased $10.9 million or 78%, compared with $14.0 million for the three months ended March 31, 2002 primarily due to lower performance fees earned on alternative investment products, primarily the Company’s fixed income hedge fund which declined by $11.8 million or 98%. The Company expects to earn minimal performance fees from its fixed income hedge fund during 2003 until positive investment performance exceeds a high water mark established in 2002.

	Three months ended March 31,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
Mutual funds revenue
BlackRock Funds	$16,187	$25,694	$(9,507)	(37.0)%
Closed-end Funds	11,312	9,488	1,824	19.2
BPIF	20,999	19,875	1,124	5.7
STIF	242	202	40	19.8

Total mutual funds revenue	48,740	55,259	(6,519)	(11.8)

Separate accounts revenue
Separate accounts base fees	74,514	62,499	12,015	19.2
Separate accounts performance fees	3,111	14,017	(10,906)	(77.8)

Total separate accounts revenue	77,625	76,516	1,109	1.4

Total investment advisory and administration fees	126,365	131,775	(5,410)	(4.1)

Other income	16,386	14,338	2,048	14.3

Total revenue	$142,751	$146,113	$(3,362)	(2.3)%

Expense

The operating margin for the first quarter of 2003 was 40.1% compared with 37.6% for the first quarter of 2002. The increase in operating margin was attributable to a reduction of total expense of $7.5 million or 8% to $88.7 million for the three months ended March 31, 2003, compared with $96.2 million for the three months ended March 31, 2002. The change primarily reflects decreases in incentive compensation expense and fund administration and servicing costs, partially offset by an increase in general and administration expense.

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002. (continued)

Expense (continued)

	Three months ended March 31,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
Employee compensation and benefits	$55,386	$60,387	$(5,001)	(8.3)%
Fund administration and servicing costs
Affiliates	6,943	13,178	(6,235)	(47.3)
Other	1,015	—	1,015	NM
General and administration	25,109	22,412	2,697	12.0
Amortization of intangible assets	232	201	31	15.4

Total expense	$88,685	$96,178	$(7,493)	(7.8)%

NM	Not meaningful

Employee compensation and benefits decreased $5.0 million primarily due to a decrease of $7.5 million in direct incentives on alternative product performance fees, partially offset by $2.7 million in salary and benefits. Salary and benefit costs rose reflecting increased headcount to support business growth. For the three months ended March 31, 2003, total fund administration and servicing costs declined $5.2 million or 40% compared with the three months ended March 31, 2003. The decrease consisted of $6.2 million related to lower levels of PNC client assets invested in the BlackRock investment products, partially offset by a $1.0 million increase in related new closed-end fund servicing provided by third parties. Due to the significant increase in non-affiliated fund servicing fees associated with new closed-end fund issuances, these expenses, which were previously included in general and administration expense, have been disclosed as a separate line item. General and administration expenses increased $2.7 million or 12% to $25.1 million for the three months ended March 31, 2003 compared with $22.4 million for the three months ended March 31, 2002, largely due to new business activity and corporate facilities investments.

	Three months ended March 31,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
General and administration expense:
Marketing and promotional	$6,667	$5,917	$750	12.7%
Occupancy expense	5,612	4,722	890	18.8
Technology	4,579	4,396	183	4.2
Other general and administration	8,251	7,377	874	11.8

Total general and administration expense	$25,109	$22,412	$2,697	12.0%

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002. (continued)

Expense (continued)

Marketing and promotional expenses of $6.7 million for the three months ended March 31, 2003 increased $0.8 million or 13% primarily due to increased costs for institutional marketing activities and higher marketing costs related to the closing of the BlackRock Preferred Opportunity Trust, a new closed-end fund, in the first quarter of 2003. Occupancy expense of $5.6 million for the three months ended March 31, 2003 increased $0.9 million due to office expansion, higher real estate taxes and operating expense escalations related to the Company’s New York headquarters. Other expense increased $0.9 million or 12% for the three months ended March 31, 2003 primarily due to increased subadvisory expenses as well as equipment and other expenses related to office expansion.

Operating Income and Net Income

Operating income was $54.1 million for the three months ended March 31, 2003, representing a $4.1 million or 8% increase compared with the three months ended March 31, 2002. Non-operating income increased $0.5 million to $3.4 million for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002. The rise was due to increased interest and dividend income primarily due to higher balances of corporate cash and investments. Subsequent to March 31, 2003, the Company invested approximately $45 million in highly-rated municipal securities. Income tax expense was $22.1 million and $21.4 million, representing effective tax rates of 38.5% and 40.5% for the three months ended March 31, 2003 and March 31, 2002, respectively. The decrease in the Company’s effective tax rate, which increased net income by approximately $1.0 million, is due to a previously disclosed decision that the Company will file certain combined and unitary state income tax returns with PNC Bank, National Association (“PNC Bank”), and/or one or more PNC Bank subsidiaries. Net income totaled $35.3 million for the three months ended March 31, 2003 compared with $31.4 million for the three months ended March 31, 2002, representing an increase of $3.9 million or 12%.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash used in the Company’s operating activities totaled $28.6 million for the three months ended March 31, 2003. Operating activities included an annual incentive payment of $93.2 million related to 2002 employee bonuses and net purchases of investments, trading, of approximately $17.8 million for the three months ended March 31, 2003 which represented investments related to senior employee elections under the Company’s Voluntary and Involuntary Deferred Compensation Plans and seed investments in two quantitative equity strategies.

Net cash flow used in investing activities was $21.0 million for the three months ended March 31, 2003 primarily consisting of net investment purchases. During the three months ended March 31, 2003, investment activity primarily reflected an incremental investment in the Company’s fixed income mutual funds of $20.0 million and a seed investment in a new alternative investment product of approximately $5.0 million.

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002. (continued)

Liquidity and Capital Resources (continued)

Net cash flow used in financing activities was $14.0 million for the three months ended March 31, 2003. Financing activities primarily represented treasury stock activity for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Company repurchased 248,100 shares in open market purchases at a total cost of $10.2 million pursuant to a one million share repurchase program approved by the Board of Directors. The Company may repurchase an additional 706,300 shares under this authorization. On January 31, 2003, in connection with the BlackRock Long-Term Deferred Compensation Plan, BlackRock repurchased approximately 139,000 shares of class A common stock at a fair market value of $42.25 per share from certain employees to facilitate required employee income tax payments.

Total capital at March 31, 2003 was $668.2 million and was comprised entirely of stockholders’ equity.

Contractual Obligations and Commercial Commitments

The Company leases its primary office space under agreements which expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments.

In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%. For the quarter ended March 31, 2003, the related expense was $0.2 million. At March 31, 2003, the future commitment under the agreement was $9.5 million.

The Company has entered into a commitment to invest $7.7 million in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock, of which $5.0 million remained unfunded at March 31, 2003.

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

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002. (continued)

Contractual Obligations and Commercial Commitments (continued)

On November 4, 2002, the Company acquired certain assets and liabilities of Cyllenius Capital Management LLC (“Cyllenius”), an equity hedge fund manager, for $1.9 million in cash at closing. The ultimate purchase price for Cyllenius may include future contingent payments which are performance-based and are not subject to a maximum or the continued employment of former Cyllenius employees with the Company. The contingent payments, if applicable, will be made on or about August 31, 2003 and January 30, 2004. Based on current asset levels, the payment to be made on or about August 31, 2003 is expected to be in the range of $3 million to $5 million. The Company is unable to estimate its potential commitment at January 30, 2004 at this time.

Summary of Commitments (unaudited):

Dollar amounts in thousands	Total	2003	2004	2005	2006	2007	Thereafter
Lease Commitments	$169,899	$8,671	$11,425	$10,843	$10,887	$10,887	$117,186
Acquired Management Contract	9,500	1,500	1,500	1,500	1,000	1,000	3,000
Investment Commitments	4,983	4,983	—	—	—	—	—

Total Commitments	$184,382	$15,154	$12,925	$12,343	$11,887	$11,887	$120,186

Subsequent to March 31, 2003, the Company entered into a binding agreement with HPB Management, LLC (“HPB”), an investment manager of a fund of hedge funds, to purchase 80% of its outstanding equity for approximately $4.0 million in cash. Additionally, the Company has committed to purchase the remaining equity of HPB on March 31, 2008. The purchase price of this remaining interest is performance-based and is not subject to a maximum or the continued employment of former HPB employees with the Company. The Company is unable to estimate its potential obligation at this time.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management considers the following accounting policies critical to an informed review of BlackRock’s consolidated financial statements. A summary of additional accounting policies is included in the Company’s 2002 Form 10-K.

Investments

The Company’s investments are classified as trading and available for sale. Investments, trading, primarily represent investments made by the Company and held in a Rabbi trust with respect to senior employee elections under the BlackRock Voluntary and Involuntary Deferred Compensation Plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense). Investments, available for sale, consist primarily of investments in BlackRock funds, municipal bonds and certain alternative investment products and are stated at market values. Securities that are not readily marketable (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management.

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Investments (continued)

The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. Realized gains and losses on trading and available for sale investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (expense) on the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if it is other than temporary. Several of the Company’s available for sale investments represent equity interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate and the reduction in estimated future cash flows is deemed to be other than temporary, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value. In evaluating impairments on all other available for sale securities, the Company considers the length of time and the extent to which the security’s market value has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security. Any impairment on investments which is deemed other than temporary is recorded in non-operating income (expense) on the consolidated statements of income.

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

Income Taxes

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Stock-Based Compensation

Prior to 2003, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock compensation recorded prior to 2003 primarily represents the grant of restricted common stock to employees. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in net income for the three month period ended March 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2003	2002
Dollar amounts in thousands	(unaudited)
Net income, as reported	$35,320	$31,399
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	240	164
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,658)	(1,899)

Pro forma net income	$31,902	$29,664

Earnings per share:
Basic—as reported	$0.54	$0.49
Basic—pro forma	$0.49	$0.46
Diluted—as reported	$0.54	$0.48
Diluted—pro forma	$0.48	$0.45

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions

The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, BPIF, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Three months ended March 31,
	2003	2002
Dollar amounts in thousands	(unaudited)
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$10,117	$18,282
Other	6,070	7,412
BlackRock Closed-end Funds—Other	11,312	9,488
BlackRock Provident Institutional Funds
PNC	3,287	3,423
Other*	17,712	16,452
STIF—PNC	242	202

	$48,740	$55,259

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affilaites of Nomura for a fee, based on assets under management. In addition, the Company provides risk management and private client services to PNC.

Revenues for such services are as follows:

	Three months ended March 31,
	2003	2002
Dollar amounts in thousands	(unaudited)
Separate accounts—PNC	$1,664	$1,343
Separate accounts—Nomura	3,261	2,117
Private client services—PNC	1,382	1,382
Other income-risk management—PNC	1,250	1,250

	$7,557	$6,092

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC related accounts for the three month periods ended March 31, 2003 and 2002 totaled $17,933 and $25,882, respectively.

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

PNC subsidiaries and PNC related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	March 31,
	2003	2002
Dollar amounts in millions	(unaudited)
BlackRock Open-end Funds	$11,079	$15,471
BlackRock Provident Institutional Funds	8,674	9,555
STIF	748	594
Separate accounts	10,265	14,581

	$30,766	$40,201

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

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended March 31,
	2003	2002
Dollar amounts in millions	(unaudited)
Fund administration and servicing costs-affiliates	$6,943	$13,178
General and administration	1,610	1,600
General and administration-consulting	451	300

	$9,004	$15,078

Additionally, an indirect wholly owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable is approximately $7,620 and $5,434 at March 31, 2003 and December 31, 2002, respectively, which primarily represents investment and administration services provided to Nomura, PNC subsidiaries and affiliates.

Receivable from affiliates was approximately $507 and $281 at March 31, 2003 and December 31, 2002, respectively. These amounts primarily represent reimbursed expenses due from the BlackRock Funds and affiliates.

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Payable to affiliates was $39,628 and $23,977 at March 31, 2003 and December 31, 2002, respectively. These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable. These amounts do not bear interest.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (“VIE”) and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”).

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

A public enterprise with a variable interest in a VIE created before January 31, 2003 must apply FIN No. 46 to that VIE as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003.

Management is in the process of finalizing changes to the equity ownership and/or control structure of certain hedge funds previously identified in the Company’s 2002 Form 10-K that management believes will remove them from the scope of FIN No. 46. As a result these entities will not be required to be consolidated in the third quarter of 2003.

Pursuant to the conceptual framework set forth in FIN No. 46, the Company’s management has concluded that the consolidation of the assets, liabilities and results of operations of four collateralized bond obligation funds (“CBOs”) and one collateralized loan obligation fund (“CLO”) organized as corporations or limited liability companies in its consolidated financial statements as of and for the period ended September 30, 2003 is reasonably possible. The funds invest in high yield securities and offer opportunity for high return and are subject to greater risk than traditional investment products. These funds are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years. At March 31, 2003, aggregate assets and debt in the CBOs and CLO was approximately $2.2 billion and $2.1 billion, respectively. BlackRock’s equity ownership in these funds was approximately $11.3 million at March 31, 2003. BlackRock’s maximum potential loss related to these VIEs is limited to the amount of its respective equity ownership in each of these investment vehicles and consequently BlackRock has no risk of loss with respect to the debt of these investment vehicles. Additionally, the Company has neither guaranteed nor is contractually liable for any of the VIEs’ obligations.

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidation of Variable Interest Entities (continued)

Assuming the consolidation of the CBOs’ and CLO’s assets, liabilities and results of operations effective July 1, 2003, the Company will record a cumulative effect of change in accounting principle estimated to range from $6 million to $10 million. This charge represents the difference between the carrying amounts of BlackRock’s investments in these entities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s current accounting treatment, and FIN No. 46.

Commencing in 2003, BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. The aggregate assets and debt in this entity (including the trusts) was approximately $96 million and $63 million, respectively. BlackRock’s equity ownership was approximately $5.0 million at March 31, 2003. Based on its preliminary assessment, the Company’s management has concluded that BlackRock is not the primary beneficiary of this entity and therefore will not consolidate the entity upon the Company’s adoption of FIN No. 46.

Management will continue to assess this interpretation’s final impact on its consolidated financial statements. Therefore, additional entities may be subject to consolidation upon BlackRock’s final adoption of FIN No. 46.

Interest Rates

The value of assets under management is affected by, among other things, changes in interest rates. Since BlackRock derives the majority of its revenues from investment advisory fees based on the value of assets under management, BlackRock’s revenues may be adversely affected by changing interest rates. In a period of rapidly rising interest rates, BlackRock’s assets under management would likely be negatively affected by reduced asset values and increased redemptions.

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

PART I—FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements

This report, and other documents filed by BlackRock, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to BlackRock’s fixed income hedge fund investment performance, potential new business opportunities, liquidity asset levels and other future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” and similar expressions.

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

In addition to factors previously disclosed in BlackRock’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and BlackRock; and (12) the ability to attract and retain highly talented professionals.

BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002 and BlackRock’s subsequent reports filed with the SEC, accessible on the SEC’s website at <http://www.sec.gov>, discuss these factors in more detail and identify additional factors that can affect forward-looking statements.

PART I—FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock’s investments, available for sale, consist primarily of BlackRock Funds, municipal debt securities and certain alternative investment products. Occasionally, BlackRock invests in new mutual funds or advisory accounts (“seed investments”) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. As of March 31, 2003 and December 31, 2002, the fair market value of seed investments was $33.4 million and $27.5 million, respectively. The fair market value of BlackRock’s other investments included in the mutual funds total, as stated below, was $171.4 million and $151.1 million as of March 31, 2003 and December 31, 2002, respectively, and is comprised of fixed income portfolios of the BlackRock Funds. These investments expose BlackRock to equity price risk. BlackRock does not hold any derivative securities to hedge its investments. The following table summarizes the fair market values of the investments and provides a sensitivity analysis of the estimated fair market values of all financial instruments subject to equity price risk, assuming a 10% increase or decrease in equity prices:

	Fair Market Value	Fair market value assuming 10% increase in market price	Fair market value assuming 10% decrease in market price
March 31, 2003
Mutual funds	$11,020	$12,122	$9,918
Equity securities	6,131	6,744	5,518
Other	17,167	18,884	15,450

Total investments, trading	34,318	37,750	30,886

Mutual funds	178,149	195,964	160,334
Collateralized bond obligations	11,269	12,396	10,142
Other	15,194	16,713	13,675

	204,612	225,073	184,151

Total investments, trading and available for sale	$238,930	$262,823	$215,037

December 31, 2002
Mutual funds	$5,131	$5,644	$4,618
Other	10,766	11,843	9,689

Total investments, trading	15,897	17,487	14,307

Mutual funds	158,418	174,260	142,576
Collateralized bond obligations	10,375	11,413	9,338
Other	9,782	10,760	8,804

Total investments, available for sale	178,575	196,433	160,718

Total investments, trading and available for sale	$194,472	$213,919	$175,025

PART I—FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

As discussed previously, total investments, trading, primarily reflects investments by BlackRock with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans. At March 31, 2003, equity securities represents a seed investment made by the Company during 2003 in two quantitative equity strategies. Therefore, any change in the fair market value of these investments is offset by a corresponding change in the related deferred compensation liability.

The following table summarizes the fair market value of the Company’s investments in municipal debt securities, which expose BlackRock to interest rate risk, at March 31, 2003 and December 31, 2002. The table also provides a sensitivity analysis of the estimated fair market value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming - 100 basis point shift
March 31, 2003
Municipal debt securities	$5,455	$4,323	$7,121

December 31, 2002
Municipal debt securities	$14,271	$10,921	$18,535

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s report filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description

	3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

	3.2(8)	Amended and Restated Bylaws of the Registrant.

	3.3(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

	3.4(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

	4.1(1)	Specimen of Common Stock Certificate (per class).

	4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

	10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock, Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

	10.2(1)	1999 Stock Award and Incentive Plan. +

	10.3(1)	1999 Annual Incentive Performance Plan. +

	10.4(1)	Nonemployee Directors Stock Compensation Plan. +

	10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

	10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

	10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

	10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

	10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

	10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

	10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

	10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

	10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

	10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

	10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

	10.16(11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

	10.17(11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

	10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

	10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

	10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

	10.21(9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002 +

	10.22(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

	10.23(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

	10.24(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

	10.25(10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

	10.26(10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

	10.27(10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

	99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a	)	Exhibits (continued)

		(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.

		(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.

		(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.

		(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.

		(8)	by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.

		(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.

		(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.

		(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.

+	Denotes compensatory plan.

(b)	Reports on Form 8-K

Since December 31, 2002, the Company has filed the following Current Reports on Form 8-K: Form 8-K dated as of April 15, 2003, reporting the Company’s Results of Operations and Financial Condition, filed pursuant to Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

Date: May 15, 2003	By:	/s/ PAUL L. AUDET
Paul L. Audet Managing Director & Chief Financial Officer

CEO CERTIFICATION

I, Laurence D. Fink, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BlackRock, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ LAURENCE D. FINK
Laurence D. Fink Chairman & Chief Executive Officer

CFO CERTIFICATION

I, Paul L. Audet, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BlackRock, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ PAUL L. AUDET
Paul L. Audet Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(8)	Amended and Restated Bylaws of the Registrant.

3.3(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen of Common Stock Certificate (per class).

4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock, Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(1)	1999 Stock Award and Incentive Plan. +

10.3(1)	1999 Annual Incentive Performance Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16(11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17(11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21(9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002 +

10.22(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.25(10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10.26(10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.27(10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.

EXHIBIT INDEX (continued)

(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.

+	Denotes compensatory plan.