Form 10-Q
period 2003-06-30
BLACKROCK INC /NY
filed 2003-08-12
CIK 1060021

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

          As of July 31, 2003, there were 18,688,117 shares of the registrant’s class A common stock outstanding and 45,873,766 shares of the registrant’s class B common stock outstanding.

BlackRock Inc.
Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- iii -

PART I  –  FINANCIAL INFORMATION
Item 1.        Financial Statements

BlackRock, Inc.
Consolidated Statements of Financial Condition
(Dollar amounts in thousands)

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Cash and cash equivalents	$180,833	$255,234
Accounts receivable	119,344	113,789
Investments (cost: $297,878 and $211,325, respectively)	304,717	208,743
Property and equipment, net	90,292	93,923
Intangible assets, net	192,204	182,827
Receivable from affiliates	104	281
Other assets	13,174	9,391

Total assets	$900,668	$864,188

Liabilities
Accrued compensation	$118,200	$173,047
Accounts payable and accrued liabilities
Affiliate	35,175	23,977
Other	14,319	13,986
Acquired management contract obligation	5,736	6,578
Other liabilities	18,251	11,946

Total liabilities	191,681	229,534

Stockholders’ equity
Common stock, class A, 19,225,424 and 17,606,801 shares issued, respectively	192	176
Common stock, class B, 46,173,865 and 47,629,373 shares issued, respectively	461	476
Additional paid - in capital	198,362	199,990
Retained earnings	514,741	440,747
Unearned compensation	(964)	(1,535)
Accumulated other comprehensive loss	5,447	231
Treasury stock, class A, at cost, 109,357 and 38,714 shares issued, respectively	(4,891)	(1,469)
Treasury stock, class B, at cost, 299,832 and 281,281 shares issued, respectively	(4,361)	(3,962)

Total stockholders’ equity	708,987	634,654

Total liabilities and stockholders’ equity	$900,668	$864,188

See accompanying notes to consolidated financial statements.

PART I  –  FINANCIAL INFORMATION (continued)
Item 1.        Financial Statements (continued)

BlackRock, Inc.
Consolidated Statements of Income
(Dollar amounts in thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenue
Investment advisory and administration fees
Mutual funds	$48,496	$54,736	$97,236	$109,995
Separate accounts	79,517	88,755	157,142	165,271
Other income
Affiliate	1,250	1,250	2,500	2,500
Other	14,643	11,954	29,779	25,042

Total revenue	143,906	156,695	286,657	302,808

Expense
Employee compensation and benefits	55,819	67,830	111,205	128,217
Fund administration and servicing costs
Affiliate	6,686	11,916	13,629	25,094
Other	892	478	1,907	478
General and administration
Affiliate	1,984	1,887	4,045	3,787
Other	23,492	19,678	46,540	40,190
Amortization of intangible assets	231	201	463	402

Total expense	89,104	101,990	177,789	198,168

Operating income	54,802	54,705	108,868	104,640
Non-operating income (expense)
Investment income	8,233	4,014	11,762	7,034
Interest expense	(151)	(171)	(315)	(354)

Total non-operating income	8,082	3,843	11,447	6,680

Income before income taxes	62,884	58,548	120,315	111,320
Income taxes	24,210	23,712	46,321	45,085

Net income	$38,674	$34,836	$73,994	$66,235

Earnings per share
Basic	$0.59	$0.54	$1.14	$1.02
Diluted	$0.58	$0.53	$1.12	$1.01
Weighted-average shares outstanding
Basic	65,028,337	64,726,856	65,042,359	64,687,900
Diluted	66,164,326	65,333,228	66,018,501	65,261,868

See accompanying notes to consolidated financial statements.

PART I  –  FINANCIAL INFORMATION (continued)
Item 1.       Financial Statements (continued)

BlackRock, Inc.
Consolidated Statements of Cash Flow
(Dollar amounts in thousands)
(unaudited)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities
Net income	$73,994	$66,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,464	9,966
Stock-based compensation	4,610	3,105
Deferred income taxes	2,278	8,066
Tax benefit from stock-based compensation	4,167	6,304
Purchase of investments, trading, net	(17,385)	(17,350)
Net gain on investments	(4,700)	(1,423)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,307)	(15,812)
Decrease (increase) in receivable from affiliates	177	(14,306)
(Increase) decrease in other assets	(3,756)	1,055
Decrease in accrued compensation	(49,452)	(20,434)
Increase in accounts payable and accrued liabilities	6,936	2,705
Increase (decrease) in other liabilities	759	(1,240)

Cash provided by operating activities	22,785	26,871

Cash flows from investing activities
Purchase of property and equipment	(6,299)	(31,826)
Purchase of investments	(67,481)	(5,118)
Acquisition of business, net of cash acquired	(4,584)	—

Cash used in investing activities	(78,364)	(36,944)

Cash flows from financing activities
Issuance of class A common stock	623	760
Purchase of treasury stock	(22,333)	(9,174)
Reissuance of treasury stock	2,661	1,691
Acquired management contract obligation payment	(842)	(766)

Cash used in financing activities	(19,891)	(7,489)

Effect of exchange rate changes on cash and cash equivalents	1,069	644
Net decrease in cash and cash equivalents	(74,401)	(16,918)
Cash and cash equivalents, beginning of period	255,234	186,451

Cash and cash equivalents, end of period	$180,833	$169,533

PART I  –  FINANCIAL INFORMATION (continued)
Item 1.        Financial Statements (continued)

BlackRock, Inc.
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2003 and 2002
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

Investments

The Company’s investments are classified as trading and available for sale.  Investments, trading, represent investments made by the Company and held in a Rabbi trust with respect to senior employee elections under the BlackRock Voluntary and Involuntary Deferred Compensation Plans and certain seed investments which are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense).  Investments, available for sale, consist primarily of investments in BlackRock funds, municipal bonds and alternative investment products and are stated at market values.  Securities which are not readily marketable (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management.

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

Stock-Based Compensation

Prior to 2003, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Stock compensation recorded prior to 2003 primarily represents the grant of restricted common stock to employees.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003.  Awards under the Company’s plans vest over periods ranging from two to four years.  Therefore, the cost related to stock-based employee compensation included in net income for the three and six month periods ended June 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income, as reported	$38,674	$34,836	$73,994	$66,235
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	297	75	538	239
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,659)	(1,809)	(7,319)	(3,708)

Pro forma net income	$35,312	$33,102	$67,213	$62,766

Earnings per share:
Basic - as reported	$0.59	$0.54	$1.14	$1.02
Basic - pro forma	$0.54	$0.51	$1.03	$0.97
Diluted - as reported	$0.58	$0.53	$1.12	$1.01
Diluted - pro forma	$0.53	$0.51	$1.02	$0.96

PART I  –  FINANCIAL INFORMATION (continued)
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

During the six months ended June 30, 2003, management made changes to the equity ownership and/or control structure of certain hedge funds previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 which has removed them from the scope of FIN No. 46.  As a result these entities will not be required to be consolidated in the third quarter of 2003.

Pursuant to the conceptual framework set forth in FIN No. 46, the Company’s management has concluded that the consolidation of the assets, liabilities and results of operations of four collateralized bond obligation funds (“CBOs”) and one collateralized loan obligation fund (“CLO”) organized as corporations or limited liability companies in its consolidated financial statements as of and for the period ended September 30, 2003 is reasonably possible.  The funds invest in high yield securities and offer opportunity for high return and are subject to greater risk than traditional investment products.  These funds are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years.  At June 30, 2003, aggregate assets and debt in the CBOs and CLO was approximately $2.3 billion and $2.0 billion, respectively.  If such assets and debt are required to be recorded, the Company would disclose that it claims no title to the assets and such liabilities are without recourse to BlackRock.  In its role as collateral manager for the CBOs, BlackRock is not exposed to risk of loss with respect to the CBOs debts. BlackRock’s equity ownership in these funds was approximately $14.4 million at June 30, 2003.  BlackRock’s maximum potential loss related to these VIEs is limited to the amount of its respective equity ownership in each of these investment vehicles.  Additionally, the Company has neither guaranteed nor is contractually liable for any of the VIEs’ obligations.

PART I  –  FINANCIAL INFORMATION (continued)
Item 1.        Financial Statements (continued)

1.          Significant Accounting Policies (continued)

Consolidation of Variable Interest Entities (continued)

Assuming the consolidation of the CBOs’ and CLO’s assets, liabilities and results of operations effective July 1, 2003, the Company will record a cumulative effect of change in accounting principle not expected to exceed $1 million, after tax.  This charge primarily represents the difference between the carrying amounts of BlackRock’s investments in these entities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s current accounting treatment, and FIN No. 46.

Commencing in 2003, BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which it has retained interests.  These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates.  The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis.  A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts.  The aggregate assets and debt in this entity (including the trusts) was approximately $153 million and $103 million, respectively.  BlackRock’s equity ownership was approximately $5.4 million at June 30, 2003.  The Company’s management has concluded that BlackRock is not the primary beneficiary of this entity and therefore will not consolidate the entity upon the Company’s adoption of FIN No. 46.

On July 17, 2003, BlackRock made a formal submission to the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant requesting pre-clearance of our interpretation of certain issues associated with the implementation of FIN No. 46 which would result in a non-consolidation determination with respect to the previously noted CBOs and CLO.  There can be no assurance that the SEC’s review of our submission will result in non-consolidation of the CBOs and the CLO.

PART I  –  FINANCIAL INFORMATION (continued)
Item 1.        Financial Statements (continued)

1.          Significant Accounting Policies (continued)

Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within the scope of a liability (or asset in some circumstances).  SFAS No. 150 became effective for all instruments issued after May 1, 2003 and is required to be applied to all financial instruments as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

PART I  –  FINANCIAL INFORMATION (continued)
Item 1.        Financial Statements (continued)

2.          Investments, Trading and Available for Sale

A summary of the cost and fair market value of investments is as follows:

		Gross Unrealized

June 30, 2003	Cost	Gains	Losses	Fair Market Value

Mutual funds	$10,711	$423	$(14)	$11,120
Equity securities	6,041	980	(49)	6,972
Other	18,037	226	(222)	18,041

Total investments, trading	34,789	1,629	(285)	36,133

Mutual funds	158,616	2,625	(1,106)	160,135
Municipal debt securities	77,332	699	—	78,031
Collateralized bond obligations	11,947	2,416	—	14,363
Other	15,194	861	—	16,055

Total investments, available for sale	263,089	6,601	(1,106)	268,584

Total investments, trading and available for sale	$297,878	$8,230	$(1,391)	$304,717

		Gross Unrealized

December 31, 2002	Cost	Gains	Losses	Fair Market Value

Mutual funds	$5,461	$51	$(381)	$5,131
Other	11,889	—	(1,123)	10,766

Total investments, trading	17,350	51	(1,504)	15,897

Mutual funds	158,262	1,095	(939)	158,418
Municipal debt securities	13,823	448	—	14,271
Collateralized bond obligations	12,108	—	(1,733)	10,375
Other	9,782	—	—	9,782

Total investments, available for sale	193,975	1,543	(2,672)	192,846

Total investments, trading and available for sale	$211,325	$1,594	$(4,176)	$208,743

All municipal debt securities have a maturity date in excess of ten years and an investment rating (provided by major rating agencies) of “AAA” or its equivalent.

BlackRock acts as investment advisor to all these investments.

PART I  –  FINANCIAL INFORMATION (continued)
Item 1.        Financial Statements (continued)

3.           Other Income

Other income consists of the following:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Risk management and investment system services	$13,619	$11,890	$28,099	$24,583
Other	2,274	1,314	4,180	2,959

	$15,893	$13,204	$32,279	$27,542

4.           Intangible Assets

Intangible assets at June 30, 2003 consist of the following:

		June 30, 2003

	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets

Goodwill	N/A	$243,474	$65,842	$177,632
Management contracts acquired	N/A	8,841	—	8,841

Total goodwill and unamortized intangible assets		252,315	65,842	186,473

Management contract acquired	10.0	8,040	2,513	5,527
Other	2.2	286	82	204

Total amortized intangible assets	9.7	8,326	2,595	5,731

Total intangible assets		$260,641	$68,437	$192,204

		December 31, 2002

	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets

Goodwill	N/A	$240,797	$65,842	$174,955
Management contracts acquired	N/A	1,677	—	1,677

Total goodwill and unamortized intangible assets		242,474	65,842	176,632

Management contract acquired	10.0	8,040	2,111	5,929
Other	2.2	286	20	266

Total amortized intangible assets	9.7	8,326	2,131	6,195

Total intangible assets		$250,800	$67,973	$182,827

PART I  –  FINANCIAL INFORMATION (continued)
Item 1.        Financial Statements (continued)

4.          Intangible Assets (continued)

The $2,677 increase in goodwill during the six months ended June 30, 2003 consists entirely of additions related to the acquisitions of Cyllenius Capital Management, LLC, an equity hedge fund manager, on November 4, 2002, and HPB Management LLC, a fund of hedge funds manager, on April 30, 2003.

Future expected amortization of intangible assets expense is as follows:

2003	$453
2004	906
2005	824
2006	804

5.          Common Stock

BlackRock’s class A, $0.01 par value, common stock authorized was 250,000,000 shares as of June 30, 2003 and December 31, 2002, respectively.  BlackRock’s class B, $0.01 par value, common stock authorized was 100,000,000 shares as of June 30, 2003 and December 31, 2002, respectively.

The Company’s common stock issued and outstanding and related activity during the six month period ended June 30, 2003 consists of the following:

	Shares issued				Shares outstanding

	Common shares Class		Treasury shares Class		Class

	A	B	A	B	A	B

December 31, 2002	17,606,801	47,629,373	(38,714)	(281,281)	17,568,087	47,348,092
Conversion of class B stock to class A stock	1,144,059	(1,455,508)	311,449	—	1,455,508	(1,455,508)
Issuance of class A common stock	474,564	—	—	—	474,564	—
Treasury stock transactions	—	—	(382,092)	(18,551)	(382,092)	(18,551)

June 30, 2003	19,225,424	46,173,865	(109,357)	(299,832)	19,116,067	45,874,033

PART I  –  FINANCIAL INFORMATION  (continued)
Item 1.      Financial Statements  (continued)

6.          Comprehensive Income

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income	$38,674	$34,836	$73,994	$66,235
Other comprehensive income gain (loss):
Unrealized gain (loss) from investments, available for sale, net	3,705	943	4,147	(14)
Foreign currency translation gain	1,424	1,056	1,069	644

Comprehensive income	$43,803	$36,835	$79,210	$66,865

7.          Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income	$38,674	$34,836	$73,994	$66,235

Basic weighted-average shares outstanding	65,028,337	64,726,856	65,042,359	64,687,900
Dilutive potential shares from forward sales	—	53,639	—	53,639
Dilutive potential shares from stock options	1,135,989	552,733	976,142	520,329

Dilutive weighted-average shares outstanding	66,164,326	65,333,228	66,018,501	65,261,868

Basic earnings per share	$0.59	$0.54	$1.14	$1.02

Diluted earnings per share	$0.58	$0.53	$1.12	$1.01

PART I  –  FINANCIAL INFORMATION (continued)
Item 1.        Financial Statements (continued)

8.          Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Six months ended June 30,

	2003	2002

Cash paid for interest	$658	$734

Cash paid for income taxes	$34,881	$40,111

Supplemental schedule of noncash transactions:

	Six months ended June 30,

	2003	2002

Stock-based compensation	$5,395	$5,550

Short-term liability issued for acquisition	$4,009	$0

PART I  –  FINANCIAL INFORMATION (continued)
 Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $286.3 billion of assets under management at June 30, 2003.  BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Provident Institutional Funds (“BPIF”).  In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services.  As of June 30, 2003, PNC indirectly owned approximately 69% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended June 30, 2003, June 30, 2002 and March 31, 2003 and the six months ended June 30, 2003 and 2002:

BlackRock, Inc.
Financial Highlights
(Dollar amounts in thousands, except share data or otherwise stated)
(unaudited)

	Three months ended			Variance vs.

	June 30,		March 31,	June 30, 2002		March 31, 2003

	2003	2002	2003	Amount	%	Amount	%

Total revenue	$143,906	$156,695	$142,751	$(12,789)	-8%	$1,155	1%
Total expense	$89,104	$101,990	$88,685	$(12,886)	-13%	$419	0%
Operating income	$54,802	$54,705	$54,066	$97	0%	$736	1%
Net income	$38,674	$34,836	$35,320	$3,838	11%	$3,354	9%
Diluted earnings per share	$0.58	$0.53	$0.54	$0.05	9%	$0.04	7%
Average diluted shares outstanding	66,164,326	65,333,228	65,867,032	831,098	1%	297,294	0%
Operating margin (a)	40.2%	37.9%	40.1%
Assets under management ($ in millions)	$286,309	$249,778	$273,599	$36,531	15%	$12,710	5%

	Six months ended

	June 30,		Variance

	2003	2002	Amount	%

Total revenue	$286,657	$302,808	$(16,151)	-5%
Total expense	$177,789	$198,168	$(20,379)	-10%
Operating income	$108,868	$104,640	$4,228	4%
Net income	$73,994	$66,235	$7,759	12%
Diluted earnings per share	$1.12	$1.01	$0.11	11%
Average diluted shares outstanding	66,018,501	65,261,868	756,633	1%
Operating margin (a)	40.2%	37.7%
Assets under management ($ in millions)	$286,309	$249,778	$36,531	15%

PART I  –  FINANCIAL INFORMATION (continued)
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.
Financial Highlights  (continued)
(Dollar amounts in thousands, except share data or otherwise stated)
(unaudited)

Reconciliation of Non-GAAP Financial Measure

(a)

Operating income divided by total revenue less fund administration and servicing costs.  Computations for all periods presented include affiliated and  non-affilated fund administration and servicing expense reported as a separate income statement line item and are derived from the Company's consolidated financial statements, as follows:

	Three months ended			Six months ended June 30,

	June 30,		March 31, 2003

	2003	2002		2003	2002

Operating income, as reported	$54,802	$54,705	$54,066	$108,868	$104,640

Revenue, as reported	143,906	156,695	142,751	286,657	302,808
Less: fund administration and servicing costs	(7,578)	(12,394)	(7,958)	(15,536)	(25,572)

Revenue used for operating margin measurement	136,328	144,301	134,793	271,121	277,236

Operating margin	38.1%	34.9%	37.9%	38.0%	34.6%
Add back: Impact of excluding fund administration and servicing costs	2.1	3.0	2.2	2.2	3.1

Operating margin, as reported	40.2%	37.9%	40.1%	40.2%	37.7%

We believe that operating margin, as reported, is an effective indicator of management's ability to effectively employ the Company's resources. Fund administration and servicing costs have been excluded from operating margin because these costs are a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

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

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs, and general and administration expense.  Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs.  Fund administration and servicing costs expense reflects payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in the BlackRock Funds and BlackRock Closed-end Funds.  Intangible assets at June 30, 2003 and December 31, 2002 were approximately $192.2 million and approximately $182.8 million, respectively, with amortization expense of approximately $0.5 million and $0.4 million for the six months ended June 30, 2003 and 2002, respectively.  Intangible assets reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995, a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000 and the acquisitions of Cyllenius Capital Management, LLC (“Cyllenius”), an equity hedge fund manager, on November 4, 2002, and HPB Management LLC (“HPB”), a fund of hedge funds manager, on April 30, 2003.

PART I  –  FINANCIAL INFORMATION (continued)
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

Assets under management (“AUM”) increased approximately $36.5 billion or 15% to $286.3 billion at June 30, 2003, compared with $249.8 billion at June 30, 2002.  The growth in assets under management was primarily attributable to an increase of $35.5 billion or 21% in separate accounts and $1.0 billion or 1% in mutual fund assets.

The increase in separate accounts at June 30, 2003, as compared with June 30, 2002, was the result of net subscriptions of $21.2 billion and market appreciation of $14.3 billion.  Net subscriptions largely reflected fixed income sales, increased liquidity-securities lending assets and net subscriptions in the Company’s alternative investment products during the year ended June 30, 2003 which were $18.3 billion, $1.9 billion and $1.0 billion, respectively.  The rise in fixed income separate account assets was attributable to new client sales and increased fundings from existing clients as the Company continued to deliver solid relative investment performance.  The increase in liquidity-securities lending separate accounts stems from an improvement in equity markets during the second quarter of 2003 resulting in higher levels of cash collateral managed for PFPC Worldwide, Inc., a PNC affiliate.  Net subscriptions in the Company’s alternative investment products reflected $0.7 billion in net new business in hedge funds and real estate products as well as the addition of $0.3 billion as a result of the acquisitions of Cyllenius and HPB during the period.  Market appreciation of $14.3 billion in separate accounts largely reflected appreciation in fixed income assets of $15.4 billion due to declining interest rates, partially offset by market depreciation in equity assets of $1.1 billion.

The $1.0 billion increase in mutual fund assets since June 30, 2002 reflected net subscriptions of $0.6 billion and market appreciation of $0.4 billion.  Net subscriptions in the BlackRock Closed-end Funds and the BlackRock Global Series since June 30, 2002 were $1.9 billion and $0.3 billion, respectively, and were partially offset by $1.8 billion in net redemptions in the BlackRock Funds.  The increase in closed-end funds was the result of the Company’s offering of new closed-end fund assets totaling $2.5 billion, partially offset by a term trust maturity of $0.6 billion.  During July 2003, the Company completed the initial public offering of the BlackRock Limited Duration Income Trust.  BlackRock anticipates raising approximately $1.2 billion, including the trust’s underwriters’ overallotment and expected leverage, through this offering.  The successful launch of several global bond funds in the BlackRock Global Series during the first quarter of 2003 led to the increase in assets.  Net redemptions in the BlackRock Funds since June 30, 2002 were primarily due to PNC-related net redemptions of approximately $3.2 billion, which were partially offset by $1.4 billion in sales to third party customers.

AUM in the second quarter of 2003 increased $12.7 billion or 5%, representing $5.1 billion in net subscriptions and $7.6 billion in market appreciation.  The $5.1 billion in net subscriptions during the second quarter of 2003 reflected separate account and mutual fund net subscriptions of $2.4 billion and $2.7 billion, respectively.  Net subscriptions in separate accounts primarily consisted of fundings in fixed income accounts and alternative investment products totaling $1.7 billion and $0.9 billion, respectively, partially offset by net redemptions in equity and liquidity accounts of $1.5 billion and $0.7 billion, respectively.  Mutual fund net subscriptions for the second quarter of 2003 were primarily attributable to $2.7 billion in net subscriptions in BPIF, reflecting, we believe, client withdrawals due to a decline in short term interest rates.

PART I  –  FINANCIAL INFORMATION (continued)
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.
Assets Under Management
(Dollar amounts in millions)
(unaudited)

	June 30,		December 31,

	2003	2002	2002

All Accounts
Fixed income	$195,960	$157,913	$175,586
Liquidity	71,585	70,599	78,512
Equity	12,412	15,898	13,464
Alternative investment products	6,352	5,368	5,279

Total	$286,309	$249,778	$272,841

Separate Accounts
Fixed income	$174,480	$140,738	$156,574
Liquidity	5,366	5,516	5,491
Liquidity-Securities lending	8,374	6,435	6,433
Equity	9,105	10,119	9,736
Alternative investment products	6,352	5,368	5,279

Subtotal	203,677	168,176	183,513

Mutual Funds
Fixed income	21,480	17,175	19,012
Liquidity	57,845	58,648	66,588
Equity	3,307	5,779	3,728

Subtotal	82,632	81,602	89,328

Total	$286,309	$249,778	$272,841

PART I  –  FINANCIAL INFORMATION (continued)
Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management  (continued)

The following tables present the component changes in BlackRock’s assets under management for the three and six months ended June 30, 2003 and 2002, respectively.  The data reflects certain reclassifications to conform with the current period’s presentation.

BlackRock, Inc.
Component Changes in Assets Under Management
(Dollar amounts in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

All Accounts
Beginning assets under management	$273,599	$238,116	$272,841	$238,584
Net subscriptions	5,098	8,209	4,310	7,898
Market appreciation	7,612	3,453	9,158	3,296

Ending assets under management	$286,309	$249,778	$286,309	$249,778

Separate Accounts
Beginning assets under management	$194,555	$153,954	$183,513	$151,986
Net subscriptions	2,409	10,189	11,930	12,078
Market appreciation	6,713	4,033	8,234	4,112

Ending assets under management	203,677	168,176	203,677	168,176

Mutual Funds
Beginning assets under management	79,044	84,162	89,328	86,598
Net subscriptions (redemptions)	2,689	(1,980)	(7,620)	(4,180)
Market appreciation (depreciation)	899	(580)	924	(816)

Ending assets under management	82,632	81,602	82,632	81,602

Total	$286,309	$249,778	$286,309	$249,778

PART I  –  FINANCIAL INFORMATION (continued)
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.
Assets Under Management
Quarterly Trend
(Dollar amounts in millions)
(unaudited)

	Quarter Ended

	2002			2003
						Six months ended
	June 30	September 30	December 31	March 31	June 30	June 30, 2003

Separate Accounts
Fixed Income
Beginning assets under management	$123,983	$140,738	$145,839	$156,574	$167,778	$156,574
Net subscriptions	12,270	281	7,455	8,889	1,682	10,571
Market appreciation	4,485	4,820	3,280	2,315	5,020	7,335

Ending assets under management	140,738	145,839	156,574	167,778	174,480	174,480

Liquidity
Beginning assets under management	5,441	5,516	5,438	5,491	6,040	5,491
Net subscriptions (redemptions)	80	(92)	42	541	(677)	(136)
Market appreciation (depreciation)	(5)	14	11	8	3	11

Ending assets under management	5,516	5,438	5,491	6,040	5,366	5,366

Liquidity-Securities lending
Beginning assets under management	9,544	6,435	5,693	6,433	6,344	6,433
Net subscriptions (redemptions)	(3,109)	(742)	740	(89)	2,030	1,941

Ending assets under management	6,435	5,693	6,433	6,344	8,374	8,374

Equity
Beginning assets under management	9,445	10,119	8,322	9,736	8,995	9,736
Net subscriptions (redemptions)	884	598	867	174	(1,526)	(1,352)
Market appreciation (depreciation)	(210)	(2,395)	547	(915)	1,636	721

Ending assets under management	10,119	8,322	9,736	8,995	9,105	9,105

Alternative investment products
Beginning assets under management	5,541	5,368	5,490	5,279	5,398	5,279
Net subscriptions (redemptions)	64	312	(217)	6	900	906
Market appreciation (depreciation)	(237)	(190)	6	113	54	167

Ending assets under management	5,368	5,490	5,279	5,398	6,352	6,352

Total Separate Accounts
Beginning assets under management	153,954	168,176	170,782	183,513	194,555	183,513
Net subscriptions	10,189	357	8,887	9,521	2,409	11,930
Market appreciation	4,033	2,249	3,844	1,521	6,713	8,234

Ending assets under management	$168,176	$170,782	$183,513	$194,555	$203,677	$203,677

Mutual Funds
Fixed Income
Beginning assets under management	$16,270	$17,175	$18,471	$19,012	$20,280	$19,012
Net subscriptions	565	950	677	1,104	788	1,892
Market appreciation (depreciation)	340	346	(136)	164	412	576

Ending assets under management	17,175	18,471	19,012	20,280	21,480	21,480

Liquidity
Beginning assets under management	59,994	58,648	52,426	66,588	55,594	66,588
Net subscriptions (redemptions)	(1,347)	(6,223)	14,160	(10,995)	2,247	(8,748)
Market appreciation	1	1	2	1	4	5

Ending assets under management	58,648	52,426	66,588	55,594	57,845	57,845

Equity
Beginning assets under management	7,898	5,779	4,184	3,728	3,170	3,728
Net redemptions	(1,198)	(630)	(698)	(418)	(346)	(764)
Market appreciation (depreciation)	(921)	(965)	242	(140)	483	343

Ending assets under management	5,779	4,184	3,728	3,170	3,307	3,307

Total Mutual Funds
Beginning assets under management	84,162	81,602	75,081	89,328	79,044	89,328
Net subscriptions (redemptions)	(1,980)	(5,903)	14,139	(10,309)	2,689	(7,620)
Market appreciation (depreciation)	(580)	(618)	108	25	899	924

Ending assets under management	$81,602	$75,081	$89,328	$79,044	$82,632	$82,632

PART I  –  FINANCIAL INFORMATION (continued)
Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.
Assets Under Management
Quarterly Trend
(Dollar amounts in millions)
(unaudited)

	Quarter Ended					Six months ended June 30, 2003

	2002			2003

	June 30	September 30	December 31	March 31	June 30

Mutual Funds
BlackRock Funds
Beginning assets under management	$22,176	$20,264	$18,484	$18,115	$18,013	$18,115
Net subscriptions (redemptions)	(1,123)	(976)	(604)	18	(213)	(195)
Market appreciation (depreciation)	(789)	(804)	235	(120)	610	490

Ending assets under management	20,264	18,484	18,115	18,013	18,410	18,410

BlackRock Global Series
Beginning assets under management	247	208	188	211	500	211
Net subscriptions (redemptions)	(52)	(4)	9	287	44	331
Market appreciation (depreciation)	13	(16)	14	2	45	47

Ending assets under management	208	188	211	500	589	589

BPIF
Beginning assets under management	52,534	51,127	45,328	59,576	48,489	59,576
Net subscriptions (redemptions)	(1,407)	(5,799)	14,248	(11,087)	2,674	(8,413)

Ending assets under management	51,127	45,328	59,576	48,489	51,163	51,163

Closed End
Beginning assets under management	8,611	9,393	10,425	10,771	11,294	10,771
Net subscriptions	586	830	487	380	185	565
Market appreciation (depreciation)	196	202	(141)	143	244	387

Ending assets under management	9,393	10,425	10,771	11,294	11,723	11,723

Short Term Investment Funds (STIF)
Beginning assets under management	594	610	656	655	748	655
Net subscriptions (redemptions)	16	46	(1)	93	(1)	92

Ending assets under management	610	656	655	748	747	747

Total Mutual Funds
Beginning assets under management	84,162	81,602	75,081	89,328	79,044	89,328
Net subscriptions (redemptions)	(1,980)	(5,903)	14,139	(10,309)	2,689	(7,620)
Market appreciation (depreciation)	(580)	(618)	108	25	899	924

Ending assets under management	$81,602	$75,081	$89,328	$79,044	$82,632	$82,632

PART I  –  FINANCIAL INFORMATION (continued)
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002.

Revenue

Total revenue for the three months ended June 30, 2003 decreased $12.8 million or 8% to $143.9 million, compared with $156.7 million for the three months ended June 30, 2002.  Investment advisory and administration fees decreased $15.5 million or 11% to$128.0 million for the three months ended June 30, 2003, compared with $143.5 million for the three months ended June 30, 2002.  The decrease in investment advisory and administration fees was primarily due to decreases in mutual fund revenue and alternative investment product performance fees, partially offset by increases in separate account base fees.  Other income of $15.9 million increased $2.7 million or 20% for the three months ended June 30, 2003 compared with $13.2 million for the three months ended June 30, 2002 primarily due to increased sales of BlackRock Solutions products and services and increased earnings from the Company’s joint venture, Nomura BlackRock Asset Management Co., Ltd.

	Three months ended June 30,		Variance

Dollar amounts in thousands	2003	2002	Amount	%

	(unaudited)
Investment advisory and administration fees:
Mutual funds	$48,496	$54,736	$(6,240)	(11.4)%
Separate accounts	79,517	88,755	(9,238)	(10.4)

Total investment advisory and administration fees	128,013	143,491	(15,478)	(10.8)
Other income	15,893	13,204	2,689	20.4

Total revenue	$143,906	$156,695	$(12,789)	(8.2)%

Mutual fund advisory and administration fees decreased $6.2 million to $48.5 million for the three months ended June 30, 2003, compared with $54.7 million for the three months ended June 30, 2002.  The decrease in mutual fund revenue was the result of decreases in BlackRock Funds and BPIF revenue of $5.8 million and $2.9 million, respectively, partially offset by an increase in closed-end fund revenue of $2.4 million.  The decrease in BlackRock Funds revenue was attributable to a decrease in assets of $1.9 billion or 9% primarily due to net redemptions in PNC-related assets over the last twelve months of $3.2 billion, partially offset by third party subscriptions of $1.4 billion during the same period. During the three months ended June 30, 2003, average assets in the BlackRock Funds decreased $3.2 billion or 15% compared with the three months ended June 30, 2003.  The decrease in BPIF revenue was due to a decrease in average assets under management of $7.1 billion or 13% compared with the second quarter of 2002.  The rise in closed-end fund revenue was a result of an increase in assets of $2.3 billion or 25% at June 30, 2003 primarily due to the Company’s new fund offerings.  During July 2003, the Company completed the initial public offering of the BlackRock Limited Duration Income Trust.  BlackRock anticipates raising up to $1.2 billion, including the trust’s underwriters’ overallotment and expected leverage, through this offering and earning annualized fees of up to $6.5 million.

PART I  –  FINANCIAL INFORMATION (continued)
Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002.  (continued)

Revenue  (continued)

Separate account revenue decreased $9.2 million or 10% to $79.5 million for the three months ended June 30, 2003, compared with $88.8 million for the three months ended June 30, 2002.  Separate account base fees increased $12.5 million or 19% to $78.0 million for the three months ended June 30, 2003, compared with $65.5 million for the three months ended June 30, 2002, as a result of a $35.5 billion or 21% increase in separate account assets under management.  Performance fees of $1.6 million for the three months ended June 30, 2003 decreased $21.7 million or 93%, compared with $23.3 million for the three months ended June 30, 2002 primarily due to significantly lower performance fees earned on alternative investment products, primarily the Company’s fixed income hedge fund.  While the fund has realized positive performance, the Company expects to earn minimal performance fees from its fixed income hedge fund during 2003 until positive investment performance exceeds a previously established high water mark.

	Three months ended June 30,		Variance

Dollar amounts in thousands	2003	2002	Amount	%

	(unaudited)
Mutual funds revenue
BlackRock Funds	$17,056	$22,892	$(5,836)	(25.5)%
Closed End Funds	12,301	9,873	2,428	24.6
BPIF	18,854	21,763	(2,909)	(13.4)
STIF	285	208	77	37.0

Total mutual funds revenue	48,496	54,736	(6,240)	(11.4)

Separate accounts revenue
Separate account base fees	77,957	65,451	12,506	19.1
Separate account performance fees	1,560	23,304	(21,744)	(93.3)

Total separate accounts revenue	79,517	88,755	(9,238)	(10.4)

Total investment advisory and administration fees	128,013	143,491	(15,478)	(10.8)

Other income	15,893	13,204	2,689	20.4

Total revenue	$143,906	$156,695	$(12,789)	(8.2)%

PART I  –  FINANCIAL INFORMATION (continued)
Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002.  (continued)

Expense

The operating margin for the second quarter of 2003 was 40.2% compared with 37.9% for the second quarter of 2002.  The increase in operating margin was attributable to a reduction of total expense of $12.9 million or 13% to $89.1 million for the three months ended June 30, 2003, compared with $102.0 million for the three months ended June 30, 2002.  The change primarily reflects decreases in employee compensation and benefits expense and fund administration and servicing costs, partially offset by an increase in general and administration expense.

	Three months ended June 30,		Variance

Dollar amounts in thousands	2003	2002	Amount	%

	(unaudited )
Employee compensation and benefits	$55,819	$67,830	$(12,011)	(17.7)%
Fund administration and servicing costs
Affiliates	6,686	11,916	$(5,230)	(43.9)
Other	892	478	414	86.6
General and administration	25,476	21,565	3,911	18.1
Amortization of intangible assets	231	201	30	14.9

Total expense	$89,104	$101,990	$(12,886)	(12.6)%

Employee compensation and benefits decreased $12.0 million primarily due to decreases of $12.2 million in direct incentives on alternative product performance fees and $3.2 million in general bonus accruals during the second quarter of 2003, partially offset by an increase of $2.3 million in salary and benefits and $1.1 million in appreciation on Rabbi trust assets related to the Company’s deferred compensation plans.  Salary and benefit costs rose reflecting increased headcount to support business growth.  For the three months ended June 30, 2003, fund administration and servicing costs declined $4.8 million or 39% compared with the three months ended June 30, 2002.  The decrease consisted of $5.2 million related to lower levels of PNC-related accounts invested in the BlackRock investment products and a revised investment management services agreement with PNC, partially offset by a $0.4 million increase in related new closed-end fund servicing provided by third parties.  During July 2003, the Company completed the initial public offering of the BlackRock Limited Duration Income Trust.  BlackRock anticipates raising up to $1.2 billion, including the trust’s underwriters’ overallotment and expected leverage, through this offering which will result in annualized third party fund administration and servicing costs of approximately $1.8 million.  General and administration expense increased $3.9 million or 18% to $25.5 million for the three months ended June 30, 2003 compared with $21.6 million for the three months ended June 30, 2002, largely due to foreign currency translation adjustments, new business activity and corporate facilities investments.

PART I  –  FINANCIAL INFORMATION (continued)
Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Operating results for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002.  (continued)

Expense  (continued)

	Three months ended June 30,		Variance

Dollar amounts in thousands	2003	2002	Amount	%

	(unaudited)
General and administration expense:
Marketing and promotional	$6,797	$6,103	$694	11.4%
Occupancy expense	5,400	5,020	380	7.6
Technology	4,388	4,535	(147)	(3.2)
Other general and administration	8,891	5,907	2,984	50.5

Total general and administration expense	$25,476	$21,565	$3,911	18.1%

Marketing and promotional expenses of $6.8 million for the three months ended June 30, 2003 increased $0.7 million or 11% primarily due to increased costs for retail and institutional marketing activities.  Occupancy expense of $5.4 million for the three months ended June 30, 2003 increased $0.4 million due to office expansion, higher real estate taxes and operating expense escalations related to the Company’s New York headquarters.  Other expense increased $3.0 million or 51% for the three months ended June 30, 2003 primarily due to foreign currency translation adjustments, which resulted in a $0.4 loss during the three months ended June 30, 2003 and a gain of $1.4 million during the three months ended June 30, 2002, increased portfolio and market data expenses of $0.4 million and higher insurance costs of $0.3 million.  General and administration expense rose $2.1 million or 9% during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, exclusive of foreign currency translation adjustments.

PART I – FINANCIAL INFORMATION  (continued)
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Operating results for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002.  (continued)

Operating Income and Net Income

Operating income was $54.8 million for the three months ended June 30, 2003, representing a $0.1 million increase compared with the three months ended June 30, 2002.  Non-operating income increased $4.2 million or 110% to $8.1 million for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002.  The rise was due to increased investment income of $1.4 million on Rabbi trust assets related to the Company’s deferred compensation plans, $1.1 million in realized gains related to sales of investments, increased interest and dividend income primarily due to higher balances of corporate cash and investments of $0.9 million, and $0.8 million in securities gains on seed investments in two quantitative equity products accounted for as trading securities.  Income tax expense was $24.2 million and $23.7 million, representing effective tax rates of 38.5% and 40.5% for the three months ended June 30, 2003 and June 30, 2002, respectively.  The decrease in the Company’s effective tax rate, which increased net income by approximately $1.3 million, is due to a previously disclosed decision that the Company will file certain combined and unitary state income tax returns with PNC Bank, National Association (“PNC Bank”), and/or one or more PNC Bank subsidiaries.  Net income totaled $38.7 million for the three months ended June 30, 2003 compared with $34.8 million for the three months ended June 30, 2002, representing an increase of $3.8 million or 11%.

PART I – FINANCIAL INFORMATION  (continued)
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Operating results for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002.

Revenue

Total revenue for the six months ended June 30, 2003 decreased $16.2 million or 5% to $286.7 million, compared with $302.8 million for the six months ended June 30, 2002. Investment advisory and administration fees decreased $20.9 million or 8% to $254.4 million for the six months ended June 30, 2003, compared with $275.3 million for the six months ended June 30, 2002. The decrease in investment advisory and administration fees was primarily due to decreases in mutual fund revenue and alternative investment product performance fees, partially offset by an increase in separate account base fees. Other income of $32.3 million increased $4.7 million or 17% for the six months ended June 30, 2003 compared with $27.5 million for the six months ended June 30, 2002 primarily due to increased sales of BlackRock Solutions products and services.

	Six months ended June 30,		Variance

Dollar amounts in thousands	2003	2002	Amount	%

	(unaudited)
Investment advisory and administration fees:
Mutual funds	$97,236	$109,995	$(12,759)	(11.6)%
Separate accounts	157,142	165,271	(8,129)	(4.9)

Total investment advisory and administration fees	254,378	275,266	(20,888)	(7.6)
Other income	32,279	27,542	4,737	17.2

Total revenue	$286,657	$302,808	$(16,151)	(5.3)%

Mutual fund advisory and administration fees decreased $12.8 million to $97.2 million for the six months ended June 30, 2003, compared with $110.0 million for the six months ended June 30, 2002.  The decrease in mutual fund revenue was the result of decreases in BlackRock Funds and BPIF revenue of $15.3 million and $1.8 million, respectively, partially offset by an increase in closed-end fund revenue of $4.3 million.  The decrease in BlackRock Funds revenue was attributable to a decrease in assets of $1.9 billion or 9% primarily due to net redemptions in PNC-related assets over the last twelve months of $3.2 billion, partially offset by third party subscriptions of $1.4 billion during the same period. During the six months ended June 30, 2003, average assets in the BlackRock Funds decreased $4.0 billion or 18% compared with the three months ended June 30, 2003.  The decrease in BPIF revenue was due to a decrease in average assets under management of $3.1 billion or 6% compared with the prior period.  The rise in closed-end fund revenue was a result of an increase in assets of $2.3 billion or 25% at June 30, 2003 primarily due to the Company’s new fund offerings.

PART I – FINANCIAL INFORMATION  (continued)
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Operating results for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002.

Revenue (continued)

Separate account revenue decreased $8.1 million or 5% to $157.1 million for the six months ended June 30, 2003, compared with $165.2 million for the six months ended June 30, 2002.  Separate account base fees revenue increased $24.5 million or 19% to $152.5 million for the six months ended June 30, 2003, compared with $128.0 million for the six months ended June 30, 2002, as a result of a $35.5 billion or 21% increase in separate account assets under management.  Performance fees of $4.7 million for the six months ended June 30, 2003 decreased $32.6 million or 88%, compared with $37.3 million for the six months ended June 30, 2002 primarily due to lower performance fees earned on the Company’s fixed income hedge fund.  While the fund has realized positive performance, the Company expects to earn minimal performance fees from its fixed income hedge fund during 2003 until positive investment performance exceeds a high water mark established in 2002.

	Six months ended June 30,		Variance

Dollar amounts in thousands	2003	2002	Amount	%

	(unaudited)
Mutual funds revenue
BlackRock Funds	$33,242	$48,587	$(15,345)	(31.6)%
Closed End Funds	23,614	19,361	4,253	22.0
BPIF	39,853	41,637	(1,784)	(4.3)
STIF	527	410	117	28.5

Total mutual funds revenue	97,236	109,995	(12,759)	(11.6)

Separate accounts revenue
Separate account base fees	152,470	127,950	24,520	19.2
Separate account performance fees	4,672	37,321	(32,649)	(87.5)

Total separate accounts revenue	157,142	165,271	(8,129)	(4.9)

Total investment advisory and administration fees	254,378	275,266	(20,888)	(7.6)

Other income	32,279	27,542	4,737	17.2

Total revenue	$286,657	$302,808	$(16,151)	(5.3)%

PART I – FINANCIAL INFORMATION  (continued)
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Operating results for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002.  (continued)

Expense

The operating margin for the first six months of 2003 was 40.2% compared with 37.7% for the first six months of 2002.  The increase in operating margin was attributable to a reduction of total expense of $20.4 million or 10% to $177.8 million for the six months ended June 30, 2003, compared with $198.2 million for the six months ended June 30, 2002.  The change primarily reflects decreases in employee compensation and benefits expense and fund administration and servicing costs, partially offset by an increase in general and administration expense.

	Six months ended June 30,		Variance

Dollar amounts in thousands	2003	2002	Amount	%

	(unaudited)
Employee compensation and benefits	$111,205	$128,217	$(17,012)	(13.3)%
Fund administration and servicing costs
Affiliates	13,629	25,094	$(11,465)	(45.7)
Other	1,907	478	1,429	299.0
General and administration	50,585	43,977	6,608	15.0
Amortization of intangible assets	463	402	61	15.2

Total expense	$177,789	$198,168	$(20,379)	(10.3)%

Employee compensation and benefits decreased $17.0 million primarily due to decreases of $19.7 million in direct incentives on alternative product performance fees and $3.7 million in general bonus accruals during the first six months of 2003, partially offset by an increase of $5.3 million in salary and benefits and $1.4 million in appreciation on Rabbi trust assets related to the Company’s deferred compensation plans.  Salary and benefit costs rose reflecting increased headcount to support business growth.  For the six months ended June 30, 2003, total fund administration and servicing costs declined $10.0 million or 39% compared with the six months ended June 30, 2002.  The decrease consisted of $11.5 million related to lower levels of PNC-related accounts invested in the BlackRock investment products and a revised investment management services agreement with PNC, partially offset by a $1.4 million increase in related new closed-end fund servicing provided by third parties.  General and administration expenses increased $6.6 million or 15% to $50.6 million for the six months ended June 30, 2003 compared with $44.0 million for the six months ended June 30, 2002, largely due to foreign currency translation adjustments, new business activity and corporate facilities investments.

PART I – FINANCIAL INFORMATION  (continued)
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002. (continued)

Expense (continued)

	Six months ended June 30,		Variance

Dollar amounts in thousands	2003	2002	Amount	%

	(unaudited)
General and administration expense:
Marketing and promotional	$13,464	$12,019	$1,445	12.0%
Occupancy expense	11,012	9,742	1,270	13.0
Technology	8,490	8,932	(442)	(4.9)
Other general and administration	17,619	13,284	4,335	32.6

Total general and administration expense	$50,585	$43,977	$6,608	15.0%

Marketing and promotional expenses of $13.5 million for the six months ended June 30, 2003 increased $1.4 million or 12% primarily due to increased costs for retail and institutional marketing activities.  Occupancy expense of $11.0 million for the six months ended June 30, 2003 increased $1.3 million due to office expansion, higher real estate taxes and operating expense escalations related to the Company’s New York headquarters.  Other expense increased $4.3 million or 33% for the six months ended June 30, 2003 primarily due to foreign currency translation adjustments, which resulted in a $0.3 loss during the six months ended June 30, 2003 and a gain of $1.4 million during the six months ended June 30, 2002, increased portfolio and market data expenses of $1.1 million and higher insurance costs of $0.5 million.  General and administration expense rose $4.9 million or 11% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, exclusive of foreign currency translation adjustments.

PART I  –  FINANCIAL INFORMATION  (continued)
Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Operating results for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002.  (continued)

Operating Income and Net Income

Operating income was $108.9 million for the six months ended June 30, 2003, representing a $4.2 million increase compared with the six months ended June 30, 2002.  Non-operating income increased $4.8 million or 71% to $11.4 million for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002.  The rise was due to increased investment income of $1.7 million on Rabbi trust assets related to the Company’s deferred compensation plans, increased interest and dividend income primarily due to higher balances of corporate cash and investments of $1.6 million, and $1.0 million in securities gains on seed investments in two quantitative equity products accounted for as trading securities.  Income tax expense was $46.3 million and $45.1 million, representing effective tax rates of 38.5% and 40.5% for the six months ended June 30, 2003 and June 30, 2002, respectively.  The decrease in the Company’s effective tax rate, which increased net income by approximately $2.4 million, is due to a previously disclosed decision that the Company will file certain combined and unitary state income tax returns with PNC Bank and/or one or more PNC Bank subsidiaries.  Net income totaled $74.0 million for the six months ended June 30, 2003 compared with $66.2 million for the six months ended June 30, 2002, representing an increase of $7.8 million or 12%.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities.  Cash provided in the Company’s operating activities totaled $22.8 million for the six months ended June 30, 2003.  Operating activities included an annual incentive payment of $93.2 million related to 2002 employee bonuses and net purchases of investments, trading, of approximately $17.4 million for the six months ended June 30, 2003 which represented investments related to senior employee elections under the Company’s Voluntary and Involuntary Deferred Compensation Plans and seed investments in two quantitative equity products.

Net cash flow used in investing activities was $78.4 million for the six months ended June 30, 2003 primarily consisting of net investment purchases.  During the six months ended June 30, 2003, investment activity primarily reflected a net investment of corporate funds in municipal bonds of $63.6 million and a seed investment in a new alternative investment product of approximately $5.0 million.

Net cash flow used in financing activities was $19.9 million for the six months ended June 30, 2003. Financing activities primarily represented treasury stock activity for the six months ended June 30, 2003.  During the six months ended June 30, 2003, the Company repurchased 378,100 shares in open market purchases at a total cost of $16.0 million pursuant to a one million share repurchase program approved by the Board of Directors.  Subsequent to June 30, 2003, the Company completed this repurchase program at a total cost of $43.7 million and, on August 7, 2003, received authorization from its Board of Directors to purchase an additional 1,000,000 shares under the program.  On January 31, 2003, in connection with the BlackRock Long-Term Deferred Compensation Plan, BlackRock repurchased approximately 139,000 shares of class A common stock at a fair market value of $42.25 per share from certain employees to facilitate required employee income tax payments.  Approximately $3.3 million received by the Company related to the exercise of employee stock options offset these expenditures during the six months ended June 30, 2003.

Total capital at June 30, 2003 was $709.0 million and was comprised entirely of stockholders’ equity.

PART I  –  FINANCIAL INFORMATION  (continued)
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Operating results for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002.  (continued)

Contractual Obligations and Commercial Commitments

The Company leases its primary office space under agreements which expire through 2017.  In connection with certain lease agreements, the Company is responsible for escalation payments.

In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%.  For the six months ended June 30, 2003, the related expense was $0.3 million.  At June 30, 2003, the future commitment under the agreement was $8.0 million.

The Company has entered into a commitment to invest $7.7 million in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock, of which $5.0 million remained unfunded at June 30, 2003.

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

On November 4, 2002, the Company acquired certain assets and liabilities of Cyllenius, an equity hedge fund manager, for $1.9 million in cash at closing.  The ultimate purchase price for Cyllenius may include future contingent payments which are performance-based and are not subject to a maximum or the continued employment of former Cyllenius employees with the Company.  The first payment, which will be made on or about August 31, 2003, became measurable on June 30, 2003 and will be approximately $4.0 million.  The Company is unable to estimate its potential commitment for the final contingent payment, which will be made on or about January 30, 2004, at this time.

Summary of Commitments (unaudited):

(Dollar amounts in thousands)	Total	2003	2004	2005	2006	2007	Thereafter

Lease Commitments	$167,147	$5,801	$11,607	$10,871	$10,915	$10,915	$117,038
Acquired Management Contract	8,000	—	1,500	1,500	1,000	1,000	3,000
Cyllenius Acquisition	4,009	4,009	—	—	—	—	—
Investment Commitments	4,983	4,983	—	—	—	—	—

Total Commitments	$184,139	$14,793	$13,107	$12,371	$11,915	$11,915	$120,038

On April 30, 2003, the Company entered into a binding agreement with HPB, an investment manager of a fund of hedge funds, to purchase 80% of its outstanding equity for approximately $4.1 million in cash.  Additionally, the Company has committed to purchase the remaining equity of HPB on March 31, 2008.  The purchase price of this remaining interest is performance-based and is not subject to a maximum or the continued employment of former HPB employees with the Company.  The Company is unable to estimate its potential obligation at this time.  Therefore, it is not included in the table above.

PART I  –  FINANCIAL INFORMATION  (continued)
Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Management considers the following accounting policies critical to an informed review of BlackRock’s consolidated financial statements.  A summary of additional accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Investments

The Company’s investments are classified as trading and available for sale.  Investments, trading, represent investments made by the Company and held in a Rabbi trust with respect to senior employee elections under the BlackRock Voluntary and Involuntary Deferred Compensation Plans and certain seed investments which are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense).  Investments, available for sale, consist primarily of investments in BlackRock funds, municipal bonds and certain alternative investment products and are stated at market values.  Securities that are not readily marketable (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management.

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

PART I  –  FINANCIAL INFORMATION  (continued)
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Critical Accounting Policies  (continued)

Stock-Based Compensation

Prior to 2003, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Stock compensation recorded prior to 2003 primarily represents the grant of restricted common stock to employees.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003.  Awards under the Company’s plans vest over periods ranging from two to four years.  Therefore, the cost related to stock-based employee compensation included in net income for the three and six month periods ended June 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,

(Dollar amounts in thousands, except per share data)	2003	2002	2003	2002

	(unaudited)
Net income, as reported	$38,674	$34,836	$73,994	$66,235
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	297	75	538	239
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(3,659)	(1,809)	(7,319)	(3,708)

Pro forma net income	$35,312	$33,102	$67,213	$62,766

Earnings per share:
Basic - as reported	$0.59	$0.54	$1.14	$1.02
Basic - pro forma	$0.54	$0.51	$1.03	$0.97
Diluted - as reported	$0.58	$0.53	$1.12	$1.01
Diluted - pro forma	$0.53	$0.51	$1.02	$0.96

PART I  –  FINANCIAL INFORMATION  (continued)
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations   (continued)

Related Party Transactions

The Company provides investment advisory and administration services to the BlackRock Funds, BPIF, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Three months ended June 30,		Six months ended June 30,

(Dollar amounts in thousands)	2003	2002	2003	2002

	(unaudited)
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$9,999	$16,114	$20,116	$34,396
Other	7,057	6,778	13,126	14,191
BlackRock Closed-end Funds - Other	12,301	9,873	23,614	19,361
BlackRock Provident Institutional Funds
PNC	3,131	3,457	6,420	6,880
Other*	15,723	18,306	33,433	34,757
STIF - PNC	285	208	527	410

	$48,496	$54,736	$97,236	$109,995

*  Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura for a fee, based on assets under management.  In addition, the Company provides risk management and private client services to PNC.

Revenues for such services are as follows:

	Three months ended June 30,		Six months ended June 30,

(Dollar amounts in thousands)	2003	2002	2003	2002

	(unaudited)
Separate accounts - Nomura	$3,162	$2,562	$6,421	$4,679
Separate accounts - PNC	1,904	1,379	3,568	2,722
Private client services - PNC	1,382	1,383	2,764	2,765
Other income-risk management - PNC	1,250	1,250	2,500	2,500

	$7,698	$6,574	$15,253	$12,666

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three month periods ended June 30, 2003 and 2002 totaled approximately $18.0 million and $23.8 million, respectively, and for the six month periods ended June 30, 2003 and 2002, totaled approximately $35.9 million and $49.7 million, respectively.

PART I  –  FINANCIAL INFORMATION  (continued)
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Related Party Transactions  (continued)

PNC subsidiaries and PNC related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	June 30,

(Dollar amounts in millions)	2003	2002

	(unaudited)
BlackRock Open-end Funds	$10,595	$13,888
BlackRock Provident Institutional Funds	8,442	8,710
STIF	747	610
Separate accounts	11,592	11,865

	$31,376	$35,073

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

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended June 30,		Six months ended June 30,

(Dollar amounts in thousands)	2003	2002	2003	2002

	(unaudited)
Fund administration and servicing costs-affiliates	$6,686	$11,916	$13,629	$25,094
General and administration	1,534	1,587	3,144	3,187
General and administration-consulting	450	300	901	600

	$8,670	$13,803	$17,674	$28,881

Additionally, an indirect wholly owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds.  This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable is approximately $7.6 million and $5.4 million at June 30, 2003 and December 31, 2002, respectively, which primarily represents investment and administration services provided to Nomura, PNC subsidiaries and affiliates.

Receivable from affiliates was approximately $0.1 million and $0.3 million at June 30, 2003 and December 31, 2002, respectively.  These amounts primarily represent reimbursed expenses due from the BlackRock Funds and affiliates.

PART I  –  FINANCIAL INFORMATION  (continued)
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Related Party Transactions  (continued)

Payable to affiliates was approximately $35.2 million and approximately $24.0 million at June 30, 2003 and December 31, 2002, respectively.  These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable.  These amounts do not bear interest.

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

During the six months ended June 30, 2003, management made changes to the equity ownership and/or control structure of certain hedge funds previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 which has removed them from the scope of FIN No. 46.  As a result these entities will not be required to be consolidated in the third quarter of 2003.

PART I  –  FINANCIAL INFORMATION  (continued)
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Consolidation of Variable Interest Entities  (continued)

Pursuant to the conceptual framework set forth in FIN No. 46, the Company’s management has concluded that the consolidation of the assets, liabilities and results of operations of four collateralized bond obligation funds (“CBOs”) and one collateralized loan obligation fund (“CLO”) organized as corporations or limited liability companies in its consolidated financial statements as of and for the period ended September 30, 2003 is reasonably possible.  The funds invest in high yield securities and offer opportunity for high return and are subject to greater risk than traditional investment products.  These funds are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity from eight to twelve years.  At June 30, 2003, aggregate assets and debt in the CBOs and CLO was approximately $2.3 billion and $2.0 billion, respectively.  If such assets and debt are required to be recorded, the Company would disclose that it claims no title to the assets and such liabilities are without recourse to BlackRock.  In its role as collateral manager for the CBOs, BlackRock is not exposed to risk of loss with respect to the CBOs debts. BlackRock’s equity ownership in these funds was approximately $14.4 million at June 30, 2003.  BlackRock’s maximum potential loss related to these VIEs is limited to the amount of its respective equity ownership in each of these investment vehicles.  Additionally, the Company has neither guaranteed nor is contractually liable for any of the VIEs’ obligations.

Assuming the consolidation of the CBOs’ and CLO’s assets, liabilities and results of operations effective July 1, 2003, the Company will record a cumulative effect of change in accounting principle not expected to exceed $1 million, after tax.  This charge primarily represents the difference between the carrying amounts of BlackRock’s investments in these entities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s current accounting treatment, and FIN No. 46.

Commencing in 2003, BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which it has retained interests.  These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates.  The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis.  A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts.  The aggregate assets and debt in this entity (including the trusts) was approximately $153 million and $103 million, respectively.  BlackRock’s equity ownership was approximately $5.4 million at June 30, 2003.  The Company’s management has concluded that BlackRock is not the primary beneficiary of this entity and therefore will not consolidate the entity upon the Company’s adoption of FIN No. 46.

On July 17, 2003, BlackRock made a formal submission to the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant requesting pre-clearance of our interpretation of certain issues associated with the implementation of FIN No. 46 which would result in a non-consolidation determination with respect to the previously noted CBOs and CLO.  There can be no assurance that the SEC’s review of our submission will result in non-consolidation of the CBOs and the CLO.

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

Forward Looking Statements

This report, and other documents filed by BlackRock, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to: BlackRock’s fixed income hedge fund investment performance; anticipated impact of FIN No. 46 on BlackRock’s financial statements; anticipated offering proceeds, annualized fees and annualized fund administration and servicing costs for the BlackRock Limited Duration Income Trust; potential new business opportunities; liquidity asset levels; and other future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” and similar expressions.

BlackRock cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and BlackRock assumes no duty and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in BlackRock’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and BlackRock; and (12) the ability to attract and retain highly talented professionals.

BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002 and BlackRock’s subsequent reports filed with the SEC, accessible on the SEC’s website at http://www.sec.gov and on BlackRock’s website at http://www.blackrock.com, discuss these factors in more detail and identify additional factors that can affect forward-looking statements.

PART I  – FINANCIAL INFORMATION  (continued)
 Item 3.       Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock’s investments, available for sale, consist primarily of BlackRock Funds, municipal debt securities and certain alternative investment products.  Occasionally, BlackRock invests in new mutual funds or advisory accounts (“seed investments”) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history.  As of June 30, 2003 and December 31, 2002, the fair market value of seed investments was $38.2 million and $27.5 million, respectively.  The fair market value of BlackRock’s other investments included in the mutual funds total, as stated below, was $152.3 million and $151.1 million as of June 30, 2003 and December 31, 2002, respectively, and is comprised of fixed income portfolios of the BlackRock Funds.  These investments expose BlackRock to equity price risk.  BlackRock does not hold any derivative securities to hedge its investments.  The following table summarizes the fair market values of the investments and provides a sensitivity analysis of the estimated fair market values of all financial instruments subject to equity price risk, assuming a 10% increase or decrease in equity prices:

	Fair Market Value	Fair market value assuming 10 % increase in market price	Fair market value assuming 10% decrease in market price

June 30, 2003
Mutual funds	$11,120	$12,232	$10,008
Equity securities	6,972	7,669	6,275
Other	18,041	19,845	16,237

Total investments, trading	36,133	39,746	32,520

Mutual funds	160,135	176,149	144,122
Collateralized bond obligations	14,363	15,799	12,927
Other	16,055	17,661	14,450

Total investments, available for sale	190,553	209,609	171,499

Total investments, trading and available for sale	$226,686	$249,355	$204,019

December 31, 2002
Mutual funds	$5,131	$5,644	$4,618
Other	10,766	11,843	9,689

Total investments, trading	15,897	17,487	14,307

Mutual funds	158,418	174,260	142,576
Collateralized bond obligations	10,375	11,413	9,338
Other	9,782	10,760	8,804

Total investments, available for sale	178,575	196,433	160,718

Total investments, trading and available for sale	$194,472	$213,920	$175,025

PART I  –  FINANCIAL INFORMATION  (continued)
Item 3.        Quantitative and Qualitative Disclosures About Market Risk  (continued)

As discussed previously, total investments, trading, primarily reflects investments by BlackRock with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans.  Therefore, any change in the fair market value of these investments is offset by a corresponding change in the related deferred compensation liability.  At June 30, 2003, equity securities represent a seed investment made by the Company during 2003 in two quantitative equity products.

The following table summarizes the fair market value of the Company’s investments in municipal debt securities, which expose BlackRock to interest rate risk, at June 30, 2003 and December 31, 2002.  The table also provides a sensitivity analysis of the estimated fair market value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Fair Market Value	Fair market value assuming + 100 basis point shift	Fair market value assuming - 100 basis point shift

June 30, 2003
Municipal debt securities	$78,031	$70,911	$85,743

December 31, 2002
Municipal debt securities	$14,271	$10,921	$18,535

Item 4.     Controls and Procedures

(a)

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are affective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)

Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  – OTHER INFORMATION
Item 4.        Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of BlackRock was held on May 8, 2003, for the purpose of considering and acting upon the following:

(1) Election of Directors.  Three Class I directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes

	For	Against/Withheld

Nominees
William O. Albertini	244,750,181	365,112
William S. Demchack	244,565,212	550,081
Laurence D. Fink	242,230,116	2,885,177
William C. Mutterperl	244,878,935	236,358
Frank T. Nickell	242,456,966	2,658,327
Thomas H. O’Brien	242,588,867	2,526,426

(2) Compensation Plans.  Two matters were approved and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes

	For	Against	Abstained

Approval of the Adoption of the BlackRock, Inc. 2002 Long Term Retention and Incentive Plan	240,645,949	3,133,052	43,820
Approval of the Amendment and Restatement of the BlackRock, Inc. 1999 Annual Incentive Performance Plan	243,533,124	246,352	43,345

There were no broker non-votes.  The continuing directors of BlackRock are Murray S. Gerber, James Grosfeld, James E. Rohr, Ralph L. Schlosstein and Laurence M. Wagner.  Effective May 1, 2003, David H. Komansky was appointed to the Company’s Board of Directors and shall be a nominee for election at the 2004 Annual Meeting of Stockholders.

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

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock, Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
10.2 (1)	1999 Stock Award and Incentive Plan. +
10.3 (1)	1999 Annual Incentive Performance Plan. +
10.4 (1)	Nonemployee Directors Stock Compensation Plan. +
10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.
10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +
10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +
10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.
10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +
10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +
10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +
10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.
10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +
10.16 (11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +
10.17 (11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +
10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +
10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +
10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.
10.21 (9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002 +
10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.
10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
10.24 (11)	Amended and Restated 1999 Annual Incentive Performance Plan. +
10.25 (10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +
10.26 (10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +
10.27 (10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

PART II – OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K

        (a)     Exhibits  (continued)

(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.

       +        Denotes compensatory plan.

       (b)      Reports on Form 8-K

Since December 31, 2002, the Company has filed the following Current Reports on Form 8-K:

Form 8-K dated as of April 15, 2003, reporting the Company’s Results of Operations and Financial Condition, filed pursuant to Item 12 of Form 8-K.

Form 8-K dated as of July 15, 2003, reporting the Company’s Results of Operations and Financial Condition, filed pursuant to Item 12 of Form 8-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ PAUL L. AUDET

Date: August 12, 2003		Paul L. Audet Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (8)	Amended and Restated Bylaws of the Registrant.
3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.
3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.
4.1 (1)	Specimen of Common Stock Certificate (per class).
4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.
4.3 (9)

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock, Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
10.2 (1)	1999 Stock Award and Incentive Plan. +
10.3 (1)	1999 Annual Incentive Performance Plan. +
10.4 (1)	Nonemployee Directors Stock Compensation Plan. +
10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.
10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.
10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +
10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +
10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.
10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +
10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +
10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +
10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.
10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +
10.16 (11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +
10.17 (11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +
10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +
10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +
10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.
10.21 (9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002 +
10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.
10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.
10.24 (11)	Amended and Restated 1999 Annual Incentive Performance Plan. +
10.25 (10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +
10.26 (10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +
10.27 (10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.

EXHIBIT INDEX  (continued)

(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.

         +        Denotes compensatory plan.