Form 10-Q
period 2003-09-30
BLACKROCK INC /NY
filed 2003-11-13
CIK 1060021

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 18,340,975 shares of the registrant’s class A common stock outstanding and 45,838,060 shares of the registrant’s class B common stock outstanding.

BlackRock Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

Page
Item 1.	Financial Statements

	Consolidated Statements of Financial Condition	[1	]

	Consolidated Statements of Income	[2	]

	Consolidated Statements of Cash Flows	[3	]

	Notes to Consolidated Financial Statements	[4	]

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	[26	]

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	[67	]

Item 4.	Controls and Procedures	[70	]

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	[71	]

- ii -

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$241,567	$255,234
Restricted cash	148,383	—
Receivables
Asset management services	128,987	114,070
Receivable for securities sold	57,104	—
Investment income receivable	40,555	—
Investments
Trading	2,347,205	15,897
Available for sale	203,238	192,846
Property and equipment, net	88,455	93,923
Intangible assets, net	192,298	182,827
Other assets	37,010	9,391

Total assets	$3,484,802	$864,188

Liabilities
Borrowings
Secured notes	$1,651,137	$0
Lines of credit	384,500	—
Accrued compensation	148,278	173,047
Unrealized depreciation on derivative contracts	76,305	—
Accounts payable and accrued liabilities
Asset management
Affilate	38,598	23,977
Other	15,615	13,986
Payable for securities purchased	54,354	—
Interest payable	14,372	—
Other liabilities	30,655	18,524

Total liabilities	2,413,814	229,534

Mandatorily redeemable preferred stock of subsidiaries	105,547	—

Minority interest	269,181	—

Stockholders’ equity
Common stock, class A, 19,225,424 and 17,606,801 shares issued, respectively	192	176
Common stock, class B, 46,166,400 and 47,629,373 shares issued, respectively	461	476
Additional paid - in capital	198,156	199,990
Retained earnings	542,099	440,747
Unearned compensation	(778)	(1,535)
Accumulated other comprehensive income	2,622	231
Treasury stock, class A, at cost, 919,254 and 38,714 shares issued, respectively	(41,522)	(1,469)
Treasury stock, class B, at cost, 312,442 and 281,281 shares issued, respectively	(4,970)	(3,962)

Total stockholders’ equity	696,260	634,654

Total liabilities, redeemable preferred stock, minority interest and stockholders’ equity	$3,484,802	$864,188

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenue
Investment advisory and administration fees
Mutual funds	$52,482	$52,009	$149,718	$162,004
Separate accounts	77,119	70,149	234,261	235,420

Total investment advisory and administration fees	129,601	122,158	383,979	397,424
Investment income	66,923	408	78,685	7,443
Other income	17,307	14,974	49,586	42,516

Total revenue	213,831	137,540	512,250	447,383

Expense
Employee compensation and benefits	58,956	50,156	170,161	178,372
Interest expense	24,165	164	24,480	519
Fund administration and servicing costs
Affilates	6,621	7,831	20,250	32,925
Other	1,223	413	3,130	891
General and administration	28,167	23,035	78,742	67,013
Amortization of intangible assets	231	201	694	603

Total expense	119,363	81,800	297,457	280,323

Income before income taxes, minority interest and cumulative effect of accounting change	94,468	55,740	214,793	167,060
Income taxes	23,579	22,575	69,900	67,659

Income before minority interest and cumulative effect of accounting change	70,889	33,165	144,893	99,401
Minority interest	30,930	—	30,940	—

Income before cumulative effect of accounting change	39,959	33,165	113,953	99,401
Cumulative effect of accounting change	139	—	139	—

Net income	$40,098	$33,165	$114,092	$99,401

Weighted-average shares outstanding
Basic	64,497,117	64,798,908	64,858,615	64,725,309
Diluted	65,692,272	65,338,340	65,918,485	65,303,080
Earnings per share
Basic:
Income before cumulative effect of accounting change	$0.62	$0.51	$1.76	$1.54
Cumulative effect of accounting change	—	—	—	—

Net income	$0.62	$0.51	$1.76	$1.54

Diluted:
Income before cumulative effect of accounting change	$0.61	$0.51	$1.73	$1.52
Cumulative effect of accounting change	—	—	—	—

Net income	$0.61	$0.51	$1.73	$1.52

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Cash Flow

(Dollar amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$114,092	$99,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	(139)	—
Minority interest	30,887	—
Depreciation and amortization	15,886	15,951
Accretion of discount on borrowings	6,783	—
Accretion of discount on mandatorily redeemable preferred stock of subsidiaries	945	—
Appreciation on derivative contracts	(3,385)	—
Stock-based compensation	5,051	4,104
Deferred income taxes	1,811	12,039
Tax benefit from stock-based compensation	5,146	6,668
Net gain on investments, available-for-sale	(2,150)	(973)
Changes in operating assets and liabilities:
Increase in restricted cash	(92,351)	—
Increase in receivables	(42,036)	(27,224)
Increase in investments, trading	(180,080)	(15,756)
(Increase) decrease in other assets	(20,258)	1,060
(Decrease) increase in accrued compensation	(19,374)	378
Increase in accounts payable and accrued liabilities	7,356	148
Increase in other liabilities	13,929	313

Cash provided by (used in) operating activities	(157,879)	96,109

Cash flows from investing activities
Purchase of property and equipment	(9,653)	(38,365)
Purchase of investments, available-for-sale, net	(18,753)	(25,816)
Acquisition of businesses, net of cash acquired	(8,918)	—

Cash used in investing activities	(37,324)	(64,181)

Cash flows from financing activities
Proceeds from issuance of secured notes	319,851	—
Principal payments of secured notes	(2,688)	—
Advances from lines of credit	51,444	—
Repayment of advances from lines of credit	(134,661)	—
Proceeds from issuance of mandatorily redeemable preferred stock of subsidiaries	29,216	—
Principal payments of mandatorily redeemable preferred stock of subsidiaries	(3,284)	—
Issuance of class A common stock	623	2,212
Dividends paid	(12,834)	—
Dividends paid to minority interest holders of subsidiary	(9,010)	—
Purchase of treasury stock	(62,773)	(9,826)
Reissuance of treasury stock	4,421	1,691

Cash provided by (used in) financing activities	180,305	(5,923)

Effect of exchange rate changes on cash and cash equivalents	1,231	1,219
Net (decrease) increase in cash and cash equivalents	(13,667)	27,224
Cash and cash equivalents, beginning of period	255,234	186,451

Cash and cash equivalents, end of period	$241,567	$213,675

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

BlackRock, Inc.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2003 and 2002

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

Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which established new consolidation accounting requirements for off-balance sheet activities conducted through Special Purpose Entities (“SPE”). The standard requires that all SPEs be designated as either voting interest or variable interest entities (“VIE”) and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”).

An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity’s activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE’s expected losses or has the right to receive a majority of the VIE’s expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.”

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

1. Significant Accounting Policies (continued)

Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) (continued)

Pursuant to the standard, as interpreted by FASB Staff Position (“FSP”) No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” a public enterprise with a variable interest in a VIE created before February 1, 2003 is required to apply FIN 46 to that VIE as of the end of the first interim or annual reporting period ending after December 15, 2003. A public enterprise with a variable interest in a VIE created after January 31, 2003 must apply FIN 46 upon the VIE’s creation. Notwithstanding the deferral granted by the FASB, BlackRock, as permitted, elected to adopt FIN 46 for all of its variable interests held as of July 1, 2003.

BlackRock acts as collateral manager for six Collateralized Debt Obligations (“CDOs”), including Magnetite V CLO, Limited, which closed on September 30, 2003. The CDOs invest in high yield securities and bank loans, among other investments, and offer opportunity for high return and are subject to greater risk than traditional investment products. These CDOs are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity of eight to twelve years. In applying the provisions of FIN 46, BlackRock’s role as collateral manager, together with receipt of market based fees to provide this service, resulted in a determination that BlackRock is the primary beneficiary and should consolidate the results of operations, financial position and cash flow for these entities.

The Company’s consolidation of the CDOs during the three months ended September 30, 2003 has caused two significant changes to its financial presentation:

•	Prior to the adoption of FIN 46, the Company operated predominately in one business segment, the asset management business. Due to the inclusion of the CDOs’ operations for the three months ended September 30, 2003, the Company’s consolidated results will now be segmented between “Asset Management” (previous reporting) and “Combined SPEs.”

•	Due to the significance of investment income and interest expense to BlackRock’s Combined SPE segment, the Company’s consolidated income statement will no longer be presented in an “operating income” format.

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

1. Significant Accounting Policies (continued)

Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) (continued)

In consolidating the initial statement of financial condition for all CDOs created prior to February 1, 2003, the Company was unable to determine the carrying value of each CDO’s assets, liabilities and noncontrolling interests that would have been included in the Company’s consolidated financial statements if FIN 46 had been effective when BlackRock first met the conditions of primary beneficiary (in each case at the inception of each CDO). Therefore, the Company measured each CDO’s assets, liabilities and noncontrolling interests at fair value on July 1, 2003. The aggregate statement of financial condition for the CDOs consolidated on that date is as follows:

July 1, 2003
Assets
Restricted cash	$56,032
Receivables
Receivable for securities sold	33,974
Investment income receivable	37,000
Investments, trading	2,151,010
Other assets	9,613

Total assets	$2,287,629

Liabilities
Borrowings
Secured notes	$1,331,387
Lines of credit	467,717
Unrealized depreciation on derivative contracts	79,690
Accounts payable and accrued liabilities
Payable for securities purchased	48,754
Interest payable	23,734
Other liabilities	3,425

Total liabilities	1,954,707

Mandatorily redeemable preferred stock of subsidiaries	78,528

Minority interest	257,171

Total liabilities, redeemable preferred stock and minority interest	$2,290,406

The adoption of FIN 46 also resulted in BlackRock recording a cumulative effect of accounting change gain of $139 on July 1, 2003, reflecting the difference between the fair value of these assets, liabilities and noncontrolling interests and BlackRock’s carrying value on that date and the assumption of a CDO’s accumulated deficit on July 1, 2003 of $2,777.

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

1. Significant Accounting Policies (continued)

Investments

Asset Management

The Asset Management segment’s investments are classified as trading and available for sale. Investments, trading, represent investments made by the Company and held in a Rabbi trust with respect to senior employee elections under the BlackRock Voluntary and Involuntary Deferred Compensation Plans and certain seed investments which are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (loss). Investments, available for sale, consist primarily of investments in BlackRock funds, municipal bonds and alternative investment products and are stated at market value. Securities which are not readily marketable (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management.

The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. Realized gains and losses on trading and available for sale investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (loss) in the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if it is other than temporary. In evaluating impairments on available for sale securities, the Company considers the length of time and the extent to which the security’s market value has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security. Any impairment on investments which is deemed other than temporary is recorded in investment income (loss) on the consolidated statements of income.

Combined SPEs

Each subsidiary in this segment is organized as an investment company, as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide, Audits of Investment Companies (the “IC Guide”). As required by the IC Guide, all investments are carried at fair value, which is determined as follows:

•	Securities listed on a recognized exchange (primarily publicly-issued equity securities) are valued at the closing price on the date of valuation, or if such exchange is the NASDAQ, the closing bid price. If the exchange is closed, the most recent available closing price or closing bid price, as the case may be, is used to price the security on the date of valuation. Securities not listed on a recognized exchange (primarily publicly- and privately-issued bank loans and debt securities) are valued based on bid prices obtained on the date of valuation from approved banks or broker dealers.

•	Investments that cannot be valued as described above (primarily other privately-issued debt and equity securities) are valued by the Company’s management using either the most recent valuation provided by an approved investment banking firm, independent appraisals or on a commercially reasonable basis by the Company’s management taking into consideration, as deemed appropriate, recent transactions in the same or similar securities, and other valuation information obtained from broker-dealers or recognized quotation services. The valuation method used is chosen based on the nature and market value of each investment and is dictated by the respective subsidiary’s debt agreements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

1. Significant Accounting Policies (continued)

Investment Transactions, Income and Expenses

Investment transactions are recorded on the date of purchase or sale (the trade date). The cost of investments purchased is based upon the purchase price plus capitalized professional fees that are specifically identifiable to the investment transaction. Realized and unrealized gains and losses on investments are calculated on the identified cost basis. Interest income and expenses are recorded on the accrual basis and include accretion of discount and amortization of premium over the life of the investment. Interest income is not accrued if collection is deemed doubtful or the related investment is in default. Dividends are recorded on the dividend ex-date.

Stock-Based Compensation

Prior to 2003, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock compensation recorded prior to 2003 primarily represents the grant of restricted common stock to employees. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to five years. Therefore, the cost related to stock-based employee compensation included in net income for the three and nine month periods ended September 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$40,098	$33,165	$114,092	$99,401
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	252	212	794	450
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,641)	(1,927)	(11,019)	(5,635)

Pro forma net income	$36,709	$31,450	$103,867	$94,216

Earnings per share:
Basic - as reported	$0.62	$0.51	$1.76	$1.54
Basic - pro forma	$0.57	$0.49	$1.60	$1.46

Diluted - as reported	$0.61	$0.51	$1.73	$1.52
Diluted - pro forma	$0.56	$0.48	$1.58	$1.44

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

1. Significant Accounting Policies (continued)

Restricted Cash

Restricted cash is restricted by the respective CDO’s indenture, and credit agreement where applicable, to be used solely for specified purposes.

Deferred Debt Issuance Costs

Debt issuance costs relating to the secured notes issued by the Combined SPE segment are being amortized using the effective interest method over the expected life of the notes. Debt issuance costs relating to the Combined SPE segment’s lines of credit are being amortized on a straight-line basis over the life of the respective credit agreement. All deferred debt issuance costs are included in other assets on the consolidated statement of financial condition.

Minority Interests in Subsidiaries

Minority interests are carried at the amount that represents the minority voting interest holders’ share of the underlying equity of the related subsidiary.

Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncement

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within the scope of the statement as a liability (or asset in some circumstances). SFAS No. 150, as amended by FSP FAS 150-3 “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” became effective for selected financial instruments issued after May 1, 2003 and is required to be applied to those financial instruments as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.

In November 2003, the FASB issued FSP FAS 150-3, which deferred the classification and measurement provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests including interests that are redeemed only upon the liquidation of a limited-life subsidiary (i.e., the CDOs) (“limited-life equity”). The FASB has deferred the classification and measurement provisions of SFAS No. 150 indefinitely for limited-life equity. As of September 30, 2003, settlement of the CDOs’ limited-life equity would result in a payment of approximately $470,000.

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

1. Significant Accounting Policies (continued)

Recent Accounting Pronouncement (continued)

The Company had previously announced its adoption of SFAS No. 150, prior to the issuance of FSP FAS 150-3, in its October 15, 2003 press release. However due to the FSP’s issuance, the Company’s total liabilities, as disclosed in its consolidated statement of financial condition as of September 30, 2003, have been reduced by $373,806 and reclassified to mandatorily redeemable preferred stock of subsidiaries and minority interest in the mezzanine section of the Company’s consolidated statement of financial condition. Additionally, the Company’s total expenses, as disclosed in its consolidated statements of income for the three and nine months ended September 30, 2003, have been reduced by $30,984 and reclassified to minority interest expense. These reclassifications have had no impact on the Company’s stockholders’ equity as of September 30, 2003 or its net income and earnings per share for the three and nine months then ended, as disclosed in its October 15, 2003 press release.

2. Investments, Trading and Available for Sale

A summary of the cost and fair market value of investments, available for sale, is as follows:

September 30, 2003	Cost	Gross Unrealized		Fair Market Value
		Gains	Losses
Mutual funds	$109,435	$996	$(1,417)	$109,014
Municipal debt securities	77,204	—	(302)	76,902
Other	16,003	1,319	—	17,322

Total investments, available for sale	$202,642	$2,315	$(1,719)	$203,238

December 31, 2002
Mutual funds	$158,262	$1,095	$(939)	$158,418
Municipal debt securities	13,823	448	—	14,271
Collateralized debt obligations	12,108	—	(1,733)	10,375
Other	9,782	—	—	9,782

Total investments, available for sale	$193,975	$1,543	$(2,672)	$192,846

All municipal debt securities have a maturity date in excess of ten years and an investment rating (provided by major rating agencies) of “AAA” or its equivalent.

BlackRock acts as investment advisor to all these investments.

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

2. Investments, Trading and Available for Sale (continued)

A summary of the cost and fair market value of investments, trading is as follows:

September 30, 2003	Cost	Fair Market Value
Corporate bonds	$1,205,216	$1,209,774
Bank loans	1,014,377	1,019,783
Equity securities and warrants	88,860	87,767
Mutual funds	10,796	11,459
Other	18,151	18,422

Total investments, trading	$2,337,400	$2,347,205

December 31, 2002
Mutual funds	$5,461	$5,131
Other	11,889	10,766

Total investments, trading	$17,350	$15,897

3. Other Income

Other income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Risk management and investment system services	$15,081	$12,911	$43,201	$38,216
Other	2,226	2,063	6,385	4,300

	$17,307	$14,974	$49,586	$42,516

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

4. Intangible Assets

Intangible assets at September 30, 2003 consist of the following:

	Weighted-avg. estimated useful life	September 30, 2003
		Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets
Goodwill	N/A	$243,775	$65,842	$177,933
Management contracts acquired	N/A	8,866	—	8,866

Total goodwill and unamortized intangible assets		252,641	65,842	186,799

Management contract acquired	10.0	8,040	2,714	5,326
Other	2.2	286	113	173

Total amortized intangible assets	9.7	8,326	2,827	5,499

Total intangible assets		$260,967	$68,669	$192,298

	Weighted-avg. estimated useful life	December 31, 2002
		Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets
Goodwill	N/A	$240,797	$65,842	$174,955
Management contracts acquired	N/A	1,677	—	1,677

Total goodwill and unamortized intangible assets		242,474	65,842	176,632

Management contract acquired	10.0	8,040	2,111	5,929
Other	2.2	286	20	266

Total amortized intangible assets	9.7	8,326	2,131	6,195

Total intangible assets		$250,800	$67,973	$182,827

The $10,170 increase in intangible assets during the nine months ended September 30, 2003 consists entirely of additions related to the acquisitions of Cyllenius Capital Management, LLC, an equity hedge fund manager, on November 4, 2002, and HPB Management LLC, a fund of hedge funds manager, on April 30, 2003.

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

4. Intangible Assets (continued)

Future expected amortization of intangible assets expense during the five year period subsequent to December 31, 2003 is as follows:

2004	$906
2005	824
2006	804
2007	804
2008	804

5. Common Stock

BlackRock’s class A, $0.01 par value, common stock authorized was 250,000,000 shares as of September 30, 2003 and December 31, 2002. BlackRock’s class B, $0.01 par value, common stock authorized was 100,000,000 shares as of September 30, 2003 and December 31, 2002.

The Company’s common stock issued and outstanding and related activity during the nine month period ended September 30, 2003 consists of the following:

	Shares issued
	Common shares Class		Treasury shares Class		Shares outstanding Class
	A	B	A	B	A	B
December 31, 2002	17,606,801	47,629,373	(38,714)	(281,281)	17,568,087	47,348,092
Conversion of class B stock to class A stock	1,144,059	(1,462,973)	318,914	—	1,462,973	(1,462,973)
Issuance of class A common stock	474,564	—	—	—	474,564	—
Treasury stock transactions	—	—	(1,199,454)	(31,161)	(1,199,454)	(31,161)

September 30, 2003	19,225,424	46,166,400	(919,254)	(312,442)	18,306,170	45,853,958

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

6. Borrowings

All borrowings on the Company’s consolidated statements of financial condition reflect obligations of the Combined SPEs. Each subsidiary in the Combined SPE segment was organized to purchase a diverse portfolio of fixed income and equity securities through the issuance of secured notes, mandatorily redeemable preferred stock and, in the case of two CDOs, limited liability company equity interests. As of September 30, 2003, BlackRock consolidated six CDOs: Magnetite Asset Investors L.L.C. (“Magnetite”), Magnetite CBO II, Ltd. (“Magnetite II”), Magnetite Asset Investors III L.L.C. (“Magnetite III”), Titanium CBO I Limited (“Titanium”), Magnetite IV CLO, Limited (“Magnetite IV”) and Magnetite V CLO, Limited (“Magnetite V”). Substantially all of the investments and assets of each CDO secure each CDO’s borrowings. Excluding the respective secured asset pool, the creditors of each CDO hold no claim over the Company’s remaining assets. A summary of the capital structure in place for Magnetite and Magnetite II is as follows:

Magnetite

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon		Stated Maturity
Secured notes	$300,000	$276,232	6.14	% (a)	January 15, 2007	(b)

(a)	Secured notes with a par amount of $10,000 at September 30, 2003 also participate in Magnetite’s net income in excess of certain performance thresholds.
(b)	Secured notes with a par amount of $25,000 are subject to two one-year extensions at the discretion of the instrument holder.

Magnetite II

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon	Stated Maturity
Secured notes	$288,312	$236,337	3.42%	August 25, 2012
Mandatorily redeemable preferred stock	32,883	10,498	0.00%	August 25, 2012

	$321,195	$246,835	3.07%

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

6. Borrowings (continued)

A summary of the capital structure in place at Magnetite III and Titanium as of September 30, 2003 is as follows:

Magnetite III

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon		Stated Maturity
Secured notes	$165,000	$156,987	5.21	% (c)	January 31, 2008

(c)	Coupon of 10.5% secured notes with a par amount of $9,000 at September 30, 2003 steps up to 12.686% from and after the July 15, 2006 interest payment date.

Floating rate secured notes, with a coupon of the 6-month London Interbank Offer Rate (“LIBOR”) + 3.25%, or 4.55% at September 30, 2003, and a par amount of $10,000 at September 30, 2003 step up to a coupon of LIBOR + 6.5% from and after the July 15, 2006 interest payment date.

Titanium

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon	Stated Maturity
Secured notes	$432,255	$365,900	2.49%	October 25, 2012
Mandatorily redeemable preferred stock	54,625	40,313	0.00%	October 25, 2012

	$486,880	$406,213	2.21%

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

6. Borrowings (continued)

A summary of the capital structure in place at Magnetite IV and Magnetite V as of September 30, 2003 is as follows:

Magnetite IV

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon	Stated Maturity
Secured notes	$306,000	$295,830	1.99%	July 25, 2014
Mandatorily redeemable preferred stock	25,502	25,502	12.10%	July 25, 2014

	$331,502	$321,332	2.76%

Magnetite V

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon	Stated Maturity
Secured notes	$320,000	$319,851	2.18%	October 10, 2015
Mandatorily redeemable preferred stock	29,790	29,234	15.00%	October 10, 2015

	$349,790	$349,085	3.27%

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

6. Borrowings (continued)

At their inception, Magnetite and Magnetite III established revolving lines of credit with various financial institutions. The following table summarizes the terms and activity of the lines of credit for the three months ended September 30, 2003.

	Maximum Borrowing	As of and for the three months ended September 30, 2003				Termination Date
		Unused Availability	Amount Outstanding	Weighted Average
				Borrowings	Interest Rate
Magnetite	$480,000	$262,500	$217,500	$257,203	2.15%	June 29, 2004	(a)

Magnetite III	250,000	83,000	167,000	175,534	2.20%	July 9, 2006	(b)

	$730,000	$345,500	$384,500	$432,737	2.17%

(a)	Magnetite holds an initial 15-month extension option and second one-year extension option, subject to each lender’s right to withdraw.
(b)	Magnetite III holds a one-year extension option, subject to each lender’s right to withdraw.

Unused availability under the lines of credit accrues commitment fees at a rate of 0.25% per annum. During the three months ended September 30, 2003, the Company accrued $190 in commitment fees related to these borrowings.

The secured notes and lines of credit were collateralized by the following CDO assets at September 30, 2003:

	Magnetite	Magnetite II	Magnetite III	Titanium	Magnetite IV	Magnetite V	Total
Restricted cash	$1,042	$2,442	$998	$27,846	$9,338	$106,717	$148,383
Receivables	20,848	11,062	15,273	39,750	10,121	605	97,659
Investments, trading	618,473	277,230	416,619	429,685	326,747	241,240	2,309,994
Other assets	10,774	290	7,629	403	—	6,881	25,977

	$651,137	$291,024	$440,519	$497,684	$346,206	$355,443	$2,582,013

As discussed previously, the CDOs’ creditors hold no claim to the Company’s assets outside of their respective collateral pool as BlackRock has neither guaranteed nor is contractually liable for any of the CDOs’ obligations.

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

6. Borrowings (continued)

The aggregate stated maturities of borrowings of the Combined SPEs subsequent to December 31, 2003 is as follows:

2004	$384,500
2005	—
2006	—
2007	300,000
2008	165,000
Thereafter	1,489,367

$2,338,867

The average lives of the financial instruments that comprise each CDO’s capital structure may be shorter than the number of years until their respective stated maturity. The average lives will be affected by the financial condition of the issuers of the investments in each CDO’s portfolio and the characteristics of such investments, such as the existence and frequency of exercise of any optional redemption, mandatory prepayment or sinking fund features, the prevailing level of interest rates, the redemption price, the default rate and level of recoveries on such investments, the frequency of tender or exchange offers for such investments and any sales of investments.

The secured notes indentures and the credit agreements for the lines of credit place significant restrictions on each CDO’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees, and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, an unaffiliated entity. In addition, the indentures and credit agreements contain certain financial covenants, such as minimum net worth, interest coverage and overcollateralization requirements. In the event that such net worth, interest coverage or overcollateralization requirements are not met, the affected CDO may be required to prepay all or a portion of its secured notes and lines of credit. During the three months ended September 30, 2003, one subsidiary in the Combined SPE segment made mandatory principal prepayments on its secured notes totaling $2,688 due to its overcollateralization levels being less than the required minimum.

Borrowings under the lines of credit are subject to prepayment in whole or in part at any time at the option of the applicable borrower. Secured notes generally are not subject to optional redemption until several years after issuance. At that time, secured notes may become subject to optional redemption under various circumstances, including in whole pursuant to the direction of a certain percentage of the applicable CDO’s preferred stockholders and in part with any principal payments from the applicable CDO’s investment portfolio that have not been reinvested. Until the end of each CDO’s reinvestment period (generally five years from its inception), reinvestment of such principal payments and other amounts may occur at the discretion of the Company, in its role as the CDO’s collateral manager, taking into account such factors as the availability, price, creditworthiness and terms of potential replacement investments, among other things. After that period, all scheduled principal payments from the applicable CDO’s investment portfolio may be required to be used to redeem secured notes. In October 2003, one subsidiary in the Combined SPEs segment made a partial optional redemption on its secured notes totaling $10,521 due to a decision by the Company as collateral manager not to purchase replacement investments in light of market conditions.

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

7. Derivative Financial Instruments

The Company enters into derivative financial instruments primarily for non-trading purposes. The Company uses derivatives primarily to modify the market risk exposures of certain assets and liabilities. In this regard, certain CDOs in the Company’s Combined SPE segment enter into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company’s floating rate long-term debt to a fixed interest rate as well as interest rate caps which place a ceiling on the interest rate risk inherent in the Company’s floating rate long-term debt. As of September 30, 2003, the Combined SPE segment hedged floating rate secured notes with a par amount of $625,788. To minimize currency risk on its non-U.S. dollar-denominated investments, the Company will also utilize foreign exchange forward contracts.

As of September 30, 2003 and December 31, 2002, the Asset Management segment held derivatives with a fair value of $429 and ($794), respectively.

The Company’s derivatives at September 30, 2003 and December 31, 2002 are summarized in the table below, showing the fair value of the related assets and liabilities by product:

	September 30, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps and caps	$694	$76,305	$0	$0
Foreign exchange forward contracts	11,873	11,174	—	794

	$12,567	$87,479	$0	$794

These derivative instruments involve varying degrees of market risk. Future changes in interest rates or foreign currency exchange rates underlying these contracts ultimately may result in cash settlements less than or exceeding fair value amounts recognized in the consolidated statements of financial condition, which are recorded at fair value.

8. Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$40,098	$33,165	$114,092	$99,401
Other comprehensive income (loss):
Unrealized gain (loss) from investments, available for sale, net	(2,987)	(1,195)	1,160	(1,210)
Foreign currency translation gain	162	575	1,231	1,219

Comprehensive income	$37,273	$32,545	$116,483	$99,410

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$40,098	$33,165	$114,092	$99,401

Basic weighted-average shares outstanding	64,497,117	64,798,908	64,858,615	64,725,309

Dilutive potential shares from forward sales	—	53,639	—	53,639
Dilutive potential shares from stock options	1,195,155	485,793	1,059,870	524,132

Dilutive weighted-average shares outstanding	65,692,272	65,338,340	65,918,485	65,303,080

Basic earnings per share	$0.62	$0.51	$1.76	$1.54

Diluted earnings per share	$0.61	$0.51	$1.73	$1.52

10. Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2003	2002
Cash paid for interest	$22,708	$734

Cash paid for income taxes	$52,184	$62,179

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

10. Supplemental Statements of Cash Flow Information (continued)

Supplemental schedule of noncash transaction:

	Nine months ended September 30,
	2003	2002
Stock-based compensation	$5,395	$5,550

11. Variable Interest Entities Not Subject to Consolidation

Commencing in 2003, BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. As of September 30, 2003, the aggregate assets and debt of this entity (including the trusts) was approximately $347,000 and $256,000, respectively. BlackRock’s equity ownership was approximately $5.5 million at September 30, 2003. The Company’s management has concluded that BlackRock is not the primary beneficiary of this entity and therefore the Company does not consolidate the entity.

12. Segment Reporting

The Company has two reportable segments: Asset Management and Combined SPEs. Asset Management (previous reporting) derives its revenue from providing diversified investment management services to both institutional and retail investors. The Combined SPEs derive revenues from investment income earned on a portfolio of high-yield corporate bonds, bank loans and equity securities on behalf of a diverse investor base. The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies.

The adoption of FIN 46 on July 1, 2003 created the Combined SPE segment by virtue of the consolidation of six CDOs to which the Asset Management segment serves as collateral manager. In applying the provisions of FIN 46, BlackRock’s role as collateral manager, together with the receipt of market based fees (totaling $3,436 during the three months ended September 30, 2003) to provide this service, resulted in a determination by management that BlackRock should consolidate the CDOs’ results of operations, financial condition and cash flow.

The Company’s management uses segment earnings per share contribution (“segment EPS”) and segment free cash flow, defined as cash provided by operating activities less purchase of property and equipment, as measures of operating performance. Segment EPS is derived by dividing segment net income by total weighted average shares outstanding for the consolidated Company. The earnings per share contribution of each segment does not represent a direct legal interest in the assets and liabilities allocated to either segment but rather represents a direct equity interest in the assets and liabilities as a whole.

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

12. Segment Reporting (continued)

Segment income statements for the three months ended September 30, 2003, as well as reconciliations to consolidated totals, are as follows:

	Asset Management	Combined SPEs	Other	Consolidated
Revenue
Investment advisory and administration fees
Mutual funds	$52,482	$0	$0	$52,482
Separate accounts	80,555	—	(3,436)	77,119

Total investment advisory and administration fees	133,037	—	(3,436)	129,601
Investment income (loss)	6,086	61,920	(1,083)	66,923
Other income	17,307	—	—	17,307

Total revenue	156,430	61,920	(4,519)	213,831

Expense
Employee compensation and benefits	58,956	—	—	58,956
Interest expense	152	24,013	—	24,165
Fund administration and servicing costs
Affilates	6,621	—	—	6,621
Other	1,223	—	—	1,223
General and administration	25,669	5,934	(3,436)	28,167
Amortization of intangible assets	231	—	—	231

Total expense	92,852	29,947	(3,436)	119,363

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	63,578	31,973	(1,083)	94,468
Income taxes	23,579	—	—	23,579

Income (loss) before minority interest and cumulative effect of accounting change	39,999	31,973	(1,083)	70,889
Minority interest	(54)	—	30,984	30,930

Income (loss) before cumulative effect of accounting change	40,053	31,973	(32,067)	39,959
Cumulative effect of accounting change	—	—	139	139

Net income (loss)	$40,053	$31,973	$(31,928)	$40,098

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

12. Segment Reporting (continued)

Supplemental information to segment income statements:

	Asset Management	Combined SPEs	Other	Consolidated
Weighted-average shares outstanding
Basic				64,497,117
Diluted				65,692,272

Contribution by segment to consolidated basic and diluted earnings per share
Basic:
Income (loss) before cumulative effect of accounting change	$0.62	$0.50	$(0.50)	$0.62
Cumulative effect of accounting change	—	—	—	—

Net income (loss)	$0.62	$0.50	$(0.50)	$0.62

Diluted:
Income (loss) before cumulative effect of accounting change	$0.61	$0.49	$(0.49)	$0.61
Cumulative effect of accounting change	—	—	—	—

Net income (loss)	$0.61	$0.49	$(0.49)	$0.61

Segment income statements for the nine months ended September 30, 2003 have not been presented as the Combined SPE segment did not commence operations until July 1, 2003.

“Other” represents intercompany eliminations of management fees and investment income on the Asset Management segment’s investments in several of the CDOs. Additionally, the Combined SPE segment’s minority interest adjustments have not been reflected in its income statement.

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

12. Segment Reporting (continued)

Segment statements of financial condition as of September 30, 2003, as well as reconciliations to consolidated totals, are as follows:

	Asset Management	Combined SPEs	Other	Consolidated
Assets
Cash and cash equivalents	$241,567	$0	$0	$241,567
Restricted cash	—	148,383	—	148,383
Receivables
Asset management services	129,455	—	(468)	128,987
Receivable for securities sold	—	57,104	—	57,104
Investment income receivable	—	40,555	—	40,555
Investments
Trading	37,211	2,309,994	—	2,347,205
Available-for-sale	217,517	—	(14,279)	203,238
Property and equipment, net	88,455	—	—	88,455
Intangible assets, net	192,298	—	—	192,298
Other assets	13,191	25,977	(2,158)	37,010

Total assets	$919,694	$2,582,013	$(16,905)	$3,484,802

Liabilities
Borrowings
Secured notes	$0	$1,651,137	$0	$1,651,137
Lines of credit	—	384,500	—	384,500
Accrued compensation	148,278	—	—	148,278
Unrealized depreciation on derivative contracts	—	76,305	—	76,305
Accounts payable and accrued liabilities
Asset management
Affiliate	38,598	—	—	38,598
Other	15,615	—	—	15,615
Payable for securities purchased	—	54,354	—	54,354
Interest payable	—	14,372	—	14,372
Other liabilities	18,919	15,069	(3,333)	30,655

Total liabilities	221,410	2,195,737	(3,333)	2,413,814

Mandatorily redeemable preferred stock of subsidiaries	—	109,815	(4,268)	105,547

Minority interest	922	—	268,259	269,181

Stockholders’ equity	697,362	276,461	(277,563)	696,260

Total liabilities, redeemable preferred stock, minority interest and stockholders’ equity	$919,694	$2,582,013	$(16,905)	$3,484,802

PART I — FINANCIAL INFORMATION (continued)

Item 1.       Financial Statements (continued)

12. Segment Reporting (continued)

BlackRock has included intercompany eliminations of fees receivable (payable) accounts and the Asset Management segment’s investments in several of the CDOs in “Other.” The Combined SPE segment’s minority interest adjustments have also been recorded in “Other.”

Segment cash flow statements for the nine months ended September 30, 2003 are as follows:

	Asset Management	Combined SPEs	Total
Cash flows from operating activities
Net income	$114,047	$45	$114,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non cash charges	25,647	35,188	60,835
Changes in operating assets and liabilities	(45,969)	(286,837)	(332,806)

Cash provided by (used in) operating activities	93,725	(251,604)	(157,879)

Cash flows from investing activities
Purchase of property and equipment	(9,653)	—	(9,653)
(Purchase) sale of investments, available-for-sale, net	(19,489)	736	(18,753)
Acquisition of businesses, net of cash acquired	(8,918)	—	(8,918)

Cash provided by (used in) investing activities	(38,060)	736	(37,324)

Cash flows from financing activities
Net borrowings	—	259,878	259,878
Issuance of class A common stock	623	—	623
Dividends paid	(12,834)	(9,010)	(21,844)
Net purchase of treasury stock	(58,352)	—	(58,352)

Cash provided by (used in) financing activities	(70,563)	250,868	180,305

Effect of exchange rate changes on cash and cash equivalents	1,231	—	1,231

Net decrease in cash and cash equivalents	(13,667)	—	(13,667)

Cash and cash equivalents, beginning of period			255,234

Cash and cash equivalents, end of period			$241,567

PART I — FINANCIAL INFORMATION (continued)

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $293.5 billion of assets under management at September 30, 2003. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Provident Institutional Funds (“BPIF”). In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States, operating businesses engaged in regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund processing services. As of September 30, 2003, PNC indirectly owned approximately 70% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended September 30, 2003, September 30, 2002 and June 30, 2003 and the nine months ended September 30, 2003 and 2002 and financial condition as of September 30, 2003 and December 31, 2002:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data or otherwise stated)

(unaudited)

Operating Performance

	Consolidated Three months ended			Consolidated Variance vs.
	September 30,		June 30,	September 30, 2002		June 30, 2003
	2003	2002	2003	Amount	%	Amount	%
Total revenue	$213,831	$137,540	$152,139	$76,291	55%	$61,692	41%
Total expense	$119,363	$81,800	$89,255	$37,563	46%	$30,108	34%
Net income	$40,098	$33,165	$38,674	$6,933	21%	$1,424	4%
Diluted earnings per share	$0.61	$0.51	$0.58	$0.10	20%	$0.03	5%
Average diluted shares outstanding	65,692,272	65,338,340	66,164,326	353,932	1%	(472,054)	-1%
Net income margin	18.8%	24.1%	25.4%

Assets under management ($ in millions)	$293,501	$245,863	$286,309	$47,638	19%	$7,192	3%

	Consolidated Nine months ended		Consolidated Variance
	September 30,
	2003	2002	Amount	%
Total revenue	$512,250	$447,383	$64,867	14%
Total expense	$297,457	$280,323	$17,134	6%
Net income	$114,092	$99,401	$14,691	15%
Diluted earnings per share	$1.73	$1.52	$0.21	14%
Average diluted shares outstanding	65,918,485	65,303,080	615,405	1%
Net income margin	22.3%	22.2%

Assets under management ($ in millions)	$293,501	$245,863	$47,638	19%

PART I — FINANCIAL INFORMATION (continued)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Financial Highlights (continued)

Financial Condition

	September 30, 2003	December 31, 2002
Investments	$2,550,443	$208,743
Intangible assets	$192,298	$182,827
Other assets	$742,061	$472,618
Total assets	$3,484,802	$864,188

Borrowings	$2,035,637	$0
Other liabilities	$378,177	$229,534
Mandatorily redeemable preferred stock of subsidiaries	$105,547	$0
Minority interest	$269,181	$0
Stockholders’ equity	$696,260	$634,654

PART I — FINANCIAL INFORMATION (continued)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” which established new consolidation accounting requirements for off-balance sheet activities conducted through Special Purpose Entities (“SPE”). The standard requires that all SPEs be designated as either voting interest or variable interest entities (“VIE”) and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”).

An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity’s activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE’s expected losses or has the right to receive a majority of the VIE’s expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.”

Pursuant to the standard, as interpreted by FASB Staff Position (“FSP”) No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” a public enterprise with a variable interest in a VIE created before February 1, 2003 is required to apply FIN 46 to that VIE as of the end of the first interim or annual reporting period ending after December 15, 2003. A public enterprise with a variable interest in a VIE created after January 31, 2003 must apply FIN 46 upon the VIE’s creation. Notwithstanding the deferral granted by the FASB, BlackRock, as permitted, elected to adopt FIN 46 for all of its variable interests held as of July 1, 2003.

BlackRock acts as collateral manager for six Collateralized Debt Obligations (“CDOs”), including Magnetite V CLO, Limited, which closed on September 30, 2003. The CDOs invest in high yield securities and bank loans, among other investments, and offer opportunity for high return and are subject to greater risk than traditional investment products. These CDOs are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity of eight to twelve years. In applying the provisions of FIN 46, BlackRock’s role as collateral manager, together with receipt of market based fees to provide this service, resulted in a determination that BlackRock is the primary beneficiary and should consolidate the results of operations, financial position and cash flow for these entities.

BlackRock has no right to the use of CDO assets and CDO liabilities can only be extinguished from the cash flows on these assets (i.e., the CDO liabilities are non-recourse to BlackRock). As a result, BlackRock’s maximum loss exposure to the activities of these VIE’s is limited to its investments in the CDOs which approximated $14.3 million at September 30, 2003 and which represents approximately 5% of the combined equity of these entities.

PART I — FINANCIAL INFORMATION (continued)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) (continued)

Minority interest related adjustments will substantially eliminate all of the operating results for these entities except in an instance where subsidiary losses have extinguished subsidiary equity. Under current rules governing consolidation accounting, BlackRock’s consolidated income statement would reflect 100% of such fund losses despite the fact that BlackRock’s loss exposure is limited to its investment in subsidiary equity, if any. When the fund matures, equity and debt holders would absorb these losses and BlackRock would record a gain equal to all previous losses recognized.

The adoption of FIN 46 also resulted in BlackRock recording a cumulative effect of accounting change gain as of July 1, 2003 of approximately $139,000, which reflects the difference between the fair value of the assets, liabilities and noncontrolling interests of these entities and BlackRock’s carrying value on that date and the assumption of a CDO’s accumulated deficit on July 1, 2003 of approximately $2.8 million.

The Company’s consolidation of the CDOs during the three months ended September 30, 2003 has caused two significant changes to its financial presentation:

•	Prior to the adoption of FIN 46, the Company operated predominately in one business segment, the asset management business. Due to the inclusion of the CDOs’ operations for the three months ended September 30, 2003, the Company’s consolidated results will now be segmented between “Asset Management” (previous reporting) and “Combined SPEs.”

•	Due to the significance of investment income and interest expense to BlackRock’s Combined SPE segment, the Company’s consolidated income statement will no longer be presented in an “operating income” format.

Discussion of Consolidated Results

BlackRock’s consolidated revenue for the three months and nine months ended September 30, 2003 was $213.8 million and $512.3 million, respectively, versus $137.5 million and $447.4 million for the comparable periods in 2002. Total expense for the third quarter and nine months ended September 30, 2003 was $119.4 million and $297.5 million, respectively, versus $81.8 million and $280.3 million for the comparable periods in 2002. The significant increase largely reflects CDO investment income and interest expense which have been consolidated for only the three month period ended September 30, 2003 in accordance with FIN 46. While the adoption of FIN 46 had a minimal impact on net income, BlackRock’s net income margin for the 2003 third quarter of 18.8% represented a substantial decline from the prior year performance of 24.1% due to the significant increase in total revenue.

BlackRock’s consolidated statement of financial condition exhibited substantial increases due to implementation of FIN 46 with total assets, investments and borrowings increasing by $2.6 billion, $2.3 billion and $2.0 billion, respectively, compared to June 30, 2003 reported totals of $0.9 billion, $0.3 billion and $0, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment

The following table summarizes the operating performance of BlackRock’s Asset Management segment for the three months ended September 30, 2003, September 30, 2002 and June 30, 2003 and the nine months ended September 30, 2003 and 2002:

BlackRock, Inc.

Asset Management Segment Financial Highlights

(Dollar amounts in thousands, except share data or otherwise stated)

(unaudited)

	Three months ended			Variance vs.
	September 30,		June 30,	September 30, 2002		June 30, 2003
Asset Management	2003	2002	2003	Amount	%	Amount	%
Total operating revenue	$150,344	$137,132	$143,906	$13,212	10%	$6,438	4%
Total operating expense	$92,700	$81,636	$89,104	$11,064	14%	$3,596	4%
Operating income	$57,644	$55,496	$54,802	$2,148	4%	$2,842	5%
Investment income	$6,086	$408	$8,233	$5,678	NM	$(2,147)	-26%
Interest expense	$152	$164	$151	$(12)	-7%	$1	1%
Non-operating income	$5,934	$244	$8,082	$5,690	NM	$(2,148)	-27%
Net income	$40,053	$33,165	$38,674	$6,888	21%	$1,379	4%
Contribution by segment to consolidated diluted earnings per share (a)	$0.61	$0.51	$0.58	$0.10	20%	$0.03	5%
Operating margin (b)	40.5%	43.1%	40.2%
Assets under management ($ in millions)	$293,501	$245,863	$286,309	$47,638	19%	$7,192	3%

	Nine months ended September 30,		Variance
Asset Management	2003	2002	Amount	%
Total operating revenue	$437,001	$439,940	$(2,939)	-1%
Total operating expense	$270,487	$279,804	$(9,317)	-3%
Operating income	$166,514	$160,136	$6,378	4%
Investment income	$17,848	$7,443	$10,405	140%
Interest expense	$467	$519	$(52)	-10%
Non-operating income	$17,381	$6,924	$10,457	151%
Net income	$114,047	$99,401	$14,646	15%
Contribution by segment to consolidated diluted earnings per share (a)	$1.73	$1.52	$0.21	14%
Operating margin (b)	40.3%	39.4%
Assets under management ($ in millions)	$293,501	$245,863	$47,638	19%

(a)	These amounts represent each segment’s contribution to the total consolidated Company’s earnings per share. The amounts are determined by dividing segment net income by total weighted average shares outstanding for the consolidated Company. The earnings per share contribution of each segment does not represent a direct legal interest in the assets and liabilities allocated to either segment but rather represents a direct equity interest in the assets and liabilities as a whole. We believe that a segment earnings per share contribution is an effective means to measure each segment’s operating performance.
(b)	Operating income divided by total revenue less fund administration and servicing costs. Computations for all periods presented are derived from the segment’s consolidated financial statements, as follows:

	Three months ended			Nine months ended September 30,
	September 30,		June 30, 2003
	2003	2002		2003	2002
Operating income, as reported	$57,644	$55,496	$54,802	$166,514	$160,136

Revenue, as reported	150,344	137,132	143,906	437,001	439,940
Less: fund administration and servicing costs	(7,844)	(8,244)	(7,578)	(23,380)	(33,816)

Revenue used for asset management segment operating margin measurement	142,500	128,888	136,328	413,621	406,124

Adjusted operating margin	38.3%	40.5%	38.1%	38.1%	36.4%

Operating margin, as reported	40.5%	43.1%	40.2%	40.3%	39.4%

We believe that operating margin, as reported, is an effective indicator of management’s ability to effectively employ the segment’s resources. Fund administration and servicing costs have been excluded from operating margin because these costs are a fixed, asset-based expense which can fluctuate based on the discretion of a third party.

NM - Not meaningful

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

General

BlackRock’s Asset Management segment derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of assets under management and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares.

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

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs, and general and administration expense. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Included in compensation and benefits expense is investment income or loss on Rabbi trust assets associated with BlackRock’s voluntary and involuntary deferred compensation plans. Investment performance for these assets has a nominal impact on net income as investment income and compensation and benefits expense increase or decrease in equal amounts except for minor timing differences. Fund administration and servicing costs expense reflects payments made to PNC-related entities primarily associated with the administration and servicing of PNC-related client investments in the BlackRock Funds and third parties, related to shareholder servicing of the BlackRock Closed-end Funds. Intangible assets at September 30, 2003 and December 31, 2002 were approximately $192.3 million and $182.8 million, respectively, with amortization expense of approximately $0.7 million and $0.6 million for the nine months ended September 30, 2003 and 2002, respectively. Intangible assets reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995, a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000, the acquisition of Cyllenius Capital Management, LLC (“Cyllenius”), an equity hedge fund manager, on November 4, 2002, and the acquisition of HPB Management LLC (“HPB”), a fund of hedge funds manager, on April 30, 2003.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Assets Under Management

Assets under management (“AUM”) increased approximately $47.6 billion or 19% to $293.5 billion at September 30, 2003, compared with $245.9 billion at September 30, 2002. The growth in assets under management was primarily attributable to an increase of $39.1 billion or 23% in separate accounts and $8.5 billion or 11% in mutual fund assets.

The increase in separate accounts at September 30, 2003, as compared with September 30, 2002, was the result of net subscriptions of $26.5 billion and market appreciation of $12.6 billion. Net subscriptions largely reflected fixed income sales, increased liquidity-securities lending assets and net subscriptions in the Company’s alternative investment products during the year ended September 30, 2003 which were $21.7 billion, $4.3 billion and $1.1 billion, respectively. The rise in fixed income separate account assets was attributable to new client sales and increased fundings from existing clients as the Company continued to deliver solid relative investment performance. The increase in liquidity-securities lending separate accounts stems from an improvement in equity markets during the second quarter of 2003 resulting in higher levels of cash collateral managed for PFPC Worldwide, Inc., a PNC affiliate. Net subscriptions in the Company’s alternative investment products primarily reflected $0.8 billion in net new business in real estate products, the $0.4 billion launch of Magnetite V CLO, Limited, a bank loan CDO, on September 30, 2003 and the addition of $0.3 billion as a result of the acquisitions of Cyllenius and HPB during the period. Market appreciation of $12.6 billion in separate accounts largely reflected appreciation in fixed income assets of $10.8 billion due to declining interest rates and market appreciation in equity assets of $1.6 billion.

The $8.5 billion increase in mutual fund assets since September 30, 2002 reflected net subscriptions of $7.3 billion and market appreciation of $1.2 billion. Net subscriptions in the BPIF and the BlackRock Closed-end Funds since September 30, 2002 were $5.8 billion and $2.1 billion, respectively, and were partially offset by $1.2 billion in net redemptions in the BlackRock Funds. Net subscriptions in BPIF since September 30, 2002 primarily consisted of $14.2 billion in fundings stemming from the Federal Reserve’s interest rate cut in early November 2002. In contrast, net redemptions in BPIF totaled $8.5 billion during the nine months ended September 30, 2003. The increase in closed-end funds was the result of the Company’s offering of new closed-end fund assets totaling $2.7 billion, partially offset by a term trust maturity of $0.6 billion. Net redemptions in the BlackRock Funds since September 30, 2002 were primarily due to PNC-related net redemptions of approximately $2.8 billion, which were partially offset by $1.6 billion in sales to third party customers.

AUM in the third quarter of 2003 increased $7.2 billion or 3%, representing $6.5 billion in net subscriptions and $0.7 billion in market appreciation. The $6.5 billion in net subscriptions during the third quarter of 2003 reflected separate account and mutual fund net subscriptions of $5.7 billion and $0.8 billion, respectively. Net subscriptions in separate accounts primarily consisted of fundings in fixed income and liquidity-securities lending accounts totaling $3.7 billion and $1.6 billion, respectively. Mutual fund net subscriptions for the third quarter of 2003 were primarily attributable to $1.0 billion new closed-end fund launches during the quarter.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	September 30,		December 31, 2002
	2003	2002
All Accounts
Fixed income	$201,364	$164,310	$175,586
Liquidity	73,037	63,557	78,512
Equity	12,424	12,506	13,464
Alternative investment products	6,676	5,490	5,279

Total	$293,501	$245,863	$272,841

Separate Accounts
Fixed income	$178,390	$145,839	$156,574
Liquidity	5,707	5,438	5,491
Liquidity-Securities lending	9,996	5,693	6,433
Equity	9,143	8,322	9,736
Alternative investment products	6,676	5,490	5,279

Subtotal	209,912	170,782	183,513

Mutual Funds
Fixed income	22,974	18,471	19,012
Liquidity	57,334	52,426	66,588
Equity	3,281	4,184	3,728

Subtotal	83,589	75,081	89,328

Total	$293,501	$245,863	$272,841

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the three and nine months ended September 30, 2003 and 2002, respectively. The data reflects certain reclassifications to conform with the current period’s presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
All Accounts
Beginning assets under management	$286,309	$249,778	$272,841	$238,584
Net subscriptions (redemptions)	6,468	(5,546)	10,778	2,352
Market appreciation	724	1,631	9,882	4,927

Ending assets under management	$293,501	$245,863	$293,501	$245,863

Separate Accounts
Beginning assets under management	$203,677	$168,176	$183,513	$151,986
Net subscriptions	5,701	357	17,631	12,435
Market appreciation	534	2,249	8,768	6,361

Ending assets under management	209,912	170,782	209,912	170,782

Mutual Funds
Beginning assets under management	82,632	81,602	89,328	86,598
Net subscriptions (redemptions)	767	(5,903)	(6,853)	(10,083)
Market appreciation (depreciation)	190	(618)	1,114	(1,434)

Ending assets under management	83,589	75,081	83,589	75,081

Total	$293,501	$245,863	$293,501	$245,863

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2002		2003			Nine months ended September 30, 2003
	September 30	December 31	March 31	June 30	September 30
Separate Accounts
Fixed Income
Beginning assets under management	$140,738	$145,839	$156,574	$167,778	$174,480	$156,574
Net subscriptions	281	7,455	8,889	1,682	3,700	14,271
Market appreciation	4,820	3,280	2,315	5,020	210	7,545

Ending assets under management	145,839	156,574	167,778	174,480	178,390	178,390

Liquidity
Beginning assets under management	5,516	5,438	5,491	6,040	5,366	5,491
Net subscriptions (redemptions)	(92)	42	541	(677)	328	192
Market appreciation	14	11	8	3	13	24

Ending assets under management	5,438	5,491	6,040	5,366	5,707	5,707

Liquidity-Securities lending
Beginning assets under management	6,435	5,693	6,433	6,344	8,374	6,433
Net subscriptions (redemptions)	(742)	740	(89)	2,030	1,622	3,563

Ending assets under management	5,693	6,433	6,344	8,374	9,996	9,996

Equity
Beginning assets under management	10,119	8,322	9,736	8,995	9,105	9,736
Net subscriptions (redemptions)	598	867	174	(1,526)	(334)	(1,686)
Market appreciation (depreciation)	(2,395)	547	(915)	1,636	372	1,093

Ending assets under management	8,322	9,736	8,995	9,105	9,143	9,143

Alternative investment products
Beginning assets under management	5,368	5,490	5,279	5,398	6,352	5,279
Net subscriptions (redemptions)	312	(217)	6	900	385	1,291
Market appreciation (depreciation)	(190)	6	113	54	(61)	106

Ending assets under management	5,490	5,279	5,398	6,352	6,676	6,676

Total Separate Accounts
Beginning assets under management	168,176	170,782	183,513	194,555	203,677	183,513
Net subscriptions	357	8,887	9,521	2,409	5,701	17,631
Market appreciation	2,249	3,844	1,521	6,713	534	8,768

Ending assets under management	$170,782	$183,513	$194,555	$203,677	$209,912	$209,912

Mutual Funds
Fixed Income
Beginning assets under management	$17,175	$18,471	$19,012	$20,280	$21,480	$19,012
Net subscriptions	950	677	1,104	788	1,426	3,318
Market appreciation (depreciation)	346	(136)	164	412	68	644

Ending assets under management	18,471	19,012	20,280	21,480	22,974	22,974

Liquidity
Beginning assets under management	58,648	52,426	66,588	55,594	57,845	66,588
Net subscriptions (redemptions)	(6,223)	14,160	(10,995)	2,247	(512)	(9,260)
Market appreciation	1	2	1	4	1	6

Ending assets under management	52,426	66,588	55,594	57,845	57,334	57,334

Equity
Beginning assets under management	5,779	4,184	3,728	3,170	3,307	3,728
Net redemptions	(630)	(698)	(418)	(346)	(147)	(911)
Market appreciation (depreciation)	(965)	242	(140)	483	121	464

Ending assets under management	4,184	3,728	3,170	3,307	3,281	3,281

Total Mutual Funds
Beginning assets under management	81,602	75,081	89,328	79,044	82,632	89,328
Net subscriptions (redemptions)	(5,903)	14,139	(10,309)	2,689	767	(6,853)
Market appreciation (depreciation)	(618)	108	25	899	190	1,114

Ending assets under management	$75,081	$89,328	$79,044	$82,632	$83,589	$83,589

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2002		2003			Nine months ended September 30, 2003
	September 30	December 31	March 31	June 30	September 30
Mutual Funds
BlackRock Funds
Beginning assets under management	$20,264	$18,484	$18,115	$18,013	$18,410	$18,115
Net subscriptions (redemptions)	(976)	(604)	18	(213)	(385)	(580)
Market appreciation (depreciation)	(804)	235	(120)	610	19	509

Ending assets under management	18,484	18,115	18,013	18,410	18,044	18,044

BlackRock Global Series
Beginning assets under management	208	188	211	500	589	211
Net subscriptions (redemptions)	(4)	9	287	44	193	524
Market appreciation (depreciation)	(16)	14	2	45	12	59

Ending assets under management	188	211	500	589	794	794

BPIF
Beginning assets under management	51,127	45,328	59,576	48,489	51,163	59,576
Net subscriptions (redemptions)	(5,799)	14,248	(11,087)	2,674	(85)	(8,498)

Ending assets under management	45,328	59,576	48,489	51,163	51,078	51,078

Closed End
Beginning assets under management	9,393	10,425	10,771	11,294	11,723	10,771
Net subscriptions	830	487	380	185	1,038	1,603
Market appreciation (depreciation)	202	(141)	143	244	159	546

Ending assets under management	10,425	10,771	11,294	11,723	12,920	12,920

Short Term Investment Funds (STIF)
Beginning assets under management	610	656	655	748	747	655
Net subscriptions (redemptions)	46	(1)	93	(1)	6	98

Ending assets under management	656	655	748	747	753	753

Total Mutual Funds
Beginning assets under management	81,602	75,081	89,328	79,044	82,632	89,328
Net subscriptions (redemptions)	(5,903)	14,139	(10,309)	2,689	767	(6,853)
Market appreciation (depreciation)	(618)	108	25	899	190	1,114

Ending assets under management	$75,081	$89,328	$79,044	$82,632	$83,589	$83,589

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002.

Operating Revenue

Asset management revenue for the three months ended September 30, 2003 increased $13.2 million or 10% to $150.3 million, compared with $137.1 million for the three months ended September 30, 2002. Investment advisory and administration fees increased $10.9 million or 9% to $133.0 million for the three months ended September 30, 2003, compared with $122.2 million for the three months ended September 30, 2002. The increase in investment advisory and administration fees was primarily due to increases in separate account base fees and closed-end fund revenue, partially offset by decreases in fees earned from BlackRock’s other mutual funds. Other income of $17.3 million increased $2.3 million or 16% for the three months ended September 30, 2003 compared with $15.0 million for the three months ended September 30, 2002 primarily due to increased sales of BlackRock Solutions products and services and increased earnings from the Company’s joint venture, Nomura BlackRock Asset Management Co., Ltd.

	Three months ended September 30,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
Investment advisory and administration fees:
Mutual funds	$52,482	$52,009	$473	0.9%
Separate accounts	80,555	70,149	10,406	14.8

Total investment advisory and administration fees	133,037	122,158	10,879	8.9
Other income	17,307	14,974	2,333	15.6

Total revenue	$150,344	$137,132	$13,212	9.6%

Mutual fund advisory and administration fees increased $0.5 million to $52.5 million for the three months ended September 30, 2003, compared with $52.0 million for the three months ended September 30, 2002. The increase in mutual fund revenue was the result of an increase in closed-end fund revenue of $2.5 million partially offset by decreases in BPIF and BlackRock Funds revenue of $1.1 million and $0.9 million, respectively. The increase in closed-end fund revenue resulted from the launch of new funds during the twelve months ended totaling $2.7 billion, partially offset by the impact of $0.6 billion in term trust maturities during the same period. The decrease in BPIF fees resulted from the rebate of Securities and Exchange Commission (“SEC”) registration fees during the third quarter of 2002 which more than offset an increase of $2.8 billion or 5% in average assets under management during the quarter. The decrease in BlackRock Funds revenue was attributable to a decrease in average assets of $1.2 billion or 6% which was driven by net redemptions in PNC-related assets over the last twelve months of $2.8 billion, partially offset by third party subscriptions of $1.6 billion during the same period.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002. (continued)

Operating Revenue (continued)

Separate account revenue increased $10.4 million or 15% to $80.6 million for the three months ended September 30, 2003, compared with $70.1 million for the three months ended September 30, 2002. This increase consisted primarily of an increase in separate account base fees totaling $10.5 million or 16% to $78.2 million for the three months ended September 30, 2003, compared with $67.7 million for the three months ended September 30, 2002, as a result of a $39.1 billion or 23% increase in separate account assets under management.

	Three months ended September 30,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
Mutual funds revenue
BlackRock Funds	$17,255	$18,199	$(944)	(5.2)%
Closed End Funds	13,267	10,788	2,479	23.0
BPIF	21,694	22,802	(1,108)	(4.9)
STIF	266	220	46	20.9

Total mutual funds revenue	52,482	52,009	473	0.9

Separate accounts revenue
Separate account base fees	78,152	67,653	10,499	15.5
Separate account performance fees	2,403	2,496	(93)	(3.7)

Total separate accounts revenue	80,555	70,149	10,406	14.8

Total investment advisory and administration fees	133,037	122,158	10,879	8.9

Other income	17,307	14,974	2,333	15.6

Total revenue	$150,344	$137,132	$13,212	9.6%

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002. (continued)

Operating Expense

The Asset Management segment operating margin for the third quarter of 2003 was 40.5% compared with 43.1% for the third quarter of 2002. Excluding the impact of investment performance on Rabbi trust assets associated with the Company’s deferred compensation plans, asset management segment operating margin decreased from 41.5%1 during the third quarter of 2002 to 41.1%1 during the third quarter of 2003. The decrease in asset management segment operating margin was attributable to an increase in total asset management operating expense, excluding the impact of the Company’s Rabbi trust assets which increased operating expense by $3.0 million, of $8.0 million or 10% to $91.7 million for the three months ended September 30, 2003, compared with $83.7 million for the three months ended September 30, 2002. The change primarily reflects increases in employee compensation and benefits and general and administration expenses, partially offset by a decrease in fund administration and servicing costs.

	Three months ended September 30,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
Employee compensation and benefits	$58,956	$50,156	$8,800	17.5%
Fund administration and servicing costs
Affiliates	6,621	7,831	(1,210)	(15.5)
Other	1,223	413	810	196.1
General and administration	25,669	23,035	2,634	11.4
Amortization of intangible assets	231	201	30	14.9

Total expense	$92,700	$81,636	$11,064	13.6%

1

	Three months ended September 30,
	2003	2002
Operating income, as reported, and used for asset management segment operating margin measurement	$57,644	$55,496
Add back: investment income on Rabbi trust assets	983	(2,017)

Operating income, as adjusted	58,627	53,479

Revenue, as reported	150,344	137,132
Less: fund administration and servicing costs	(7,844)	(8,244)

Revenue used for asset management segment operating margin measurement	142,500	128,888

Operating margin, as reported in Asset Management segment financial highlights	40.5%	43.1%

Operating margin, as adjusted	41.1%	41.5%

Management believes that operating margin, as adjusted, is an effective indicator of its ability to effectively employ the Company’s resources. Appreciation on Rabbi trust assets related to the Company’s deferred compensation plans has been excluded because investment performance of these assets has a nominal impact on net income. Investment income and compensation and benefits expense related to these plans increase and decrease in equal amounts except for minor timing differences.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002. (continued)

Operating Expense (continued)

Exclusive of Rabbi trust investment performance, employee compensation and benefits increased $5.8 million primarily due to increases of $3.9 million in incentive compensation accruals and $1.3 million in salary and benefits. The increase in salary and benefit costs reflected increased headcount to support business growth while incentive compensation increased due to operating income growth. General and administration expense increased $2.6 million or 11% to $25.7 million for the three months ended September 30, 2003 compared with $23.0 million for the three months ended September 30, 2002, largely due to new business activity and corporate facilities investments. For the three months ended September 30, 2003, fund administration and servicing costs declined $0.4 million or 5% compared with the three months ended September 30, 2002. The decrease consisted of $1.2 million related to lower levels of PNC-related accounts invested in the BlackRock investment products, partially offset by a $0.8 million increase in related new closed-end fund servicing provided by third parties.

	Three months ended September 30,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
General and administration expense:
Marketing and promotional	$7,303	$6,309	$994	15.8%
Occupancy expense	5,598	4,903	695	14.2
Technology	4,271	4,262	9	0.2
Other general and administration	8,497	7,561	936	12.4

Total general and administration expense	$25,669	$23,035	$2,634	11.4%

Marketing and promotional expenses of $7.3 million for the three months ended September 30, 2003 increased $1.0 million or 16% primarily due to costs associated with new closed-end fund launches. Occupancy expense of $5.6 million for the three months ended September 30, 2003 increased $0.7 million due to office expansion, higher real estate taxes and operating expense escalations related to the Company’s New York headquarters. Other expense increased $0.9 million or 12% for the three months ended September 30, 2003 reflecting a $0.5 million increase in higher professional fees related to implementing FIN 46 and complying with information requests associated with BlackRock’s mutual fund operations, as well as higher insurance costs of $0.5 million.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002. (continued)

Operating Income and Net Income

Asset Management segment operating income was $57.6 million for the three months ended September 30, 2003, representing a $2.1 million or 4% increase compared with the three months ended September 30, 2002. Excluding the impact of Rabbi trust asset investment performance, the Asset Management segment’s operating income increased $5.1 million or 10% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Non-operating income increased $5.7 million to $5.9 million for the three months ended September 30, 2003 as compared to $0.2 million for the three months ended September 30, 2002. The rise was due to increased investment income of $2.8 million on Rabbi trust assets related to the Company’s deferred compensation plans, increased interest and dividend income primarily due to higher balances of corporate cash and investments of $1.4 million, a $1.0 million intercompany distribution from Magnetite Asset Investors III L.L.C. (“Magnetite III”), a CDO in the Combined SPE segment, and $0.5 million in securities gains on seed investments in two quantitative equity products accounted for as trading securities. Income tax expense was $23.6 million and $22.6 million, representing effective tax rates of 37.1% and 40.5% for the three months ended September 30, 2003 and September 30, 2002, respectively. The decrease in the Company’s effective tax rate was attributable to a previously disclosed decision that the Company will file certain combined and unitary state income tax returns with PNC Bank, National Association (“PNC Bank”), and/or one or more PNC Bank subsidiaries. During the six months ended June 30, 2003, BlackRock had been applying an effective tax rate of 38.5%. Based on a revised estimate of the impact of filing certain combined and unitary state income tax returns with PNC Bank, the Company’s effective tax rate for fiscal 2003 was lowered to 38%. Asset management segment net income totaled $40.0 million for the three months ended September 30, 2003 compared with $33.2 million for the three months ended September 30, 2002, representing an increase of $6.9 million or 21%.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002.

Operating Revenue

Total operating revenue for the nine months ended September 30, 2003 decreased $2.9 million or 1% to $437.0 million, compared with $439.9 million for the nine months ended September 30, 2002. Investment advisory and administration fees decreased $10.0 million or 3% to $387.4 million for the nine months ended September 30, 2003, compared with $397.4 million for the nine months ended September 30, 2002. The decrease in investment advisory and administration fees was primarily due to decreases in alternative investment product performance fees and mutual fund revenue, partially offset by an increase in separate account base fees. Other income of $49.6 million increased $7.1 million or 17% for the nine months ended September 30, 2003 compared with $42.5 million for the nine months ended September 30, 2002 primarily due to increased sales of BlackRock Solutions products and services and increased earnings from the Company’s joint venture, Nomura BlackRock Asset Management Co., Ltd.

	Nine months ended September 30,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
Investment advisory and administration fees:
Mutual funds	$149,718	$162,004	$(12,286)	(7.6)%
Separate accounts	237,697	235,420	2,277	1.0

Total investment advisory and administration fees	387,415	397,424	(10,009)	(2.5)
Other income	49,586	42,516	7,070	16.6

Total revenue	$437,001	$439,940	$(2,939)	(0.7)%

Mutual fund advisory and administration fees decreased $12.3 million to $149.7 million for the nine months ended September 30, 2003, compared with $162.0 million for the nine months ended September 30, 2002. The decrease in mutual fund revenue was the result of decreases in BlackRock Funds and BPIF revenue of $16.3 million and $2.9 million, respectively, partially offset by an increase in closed-end fund revenue of $6.7 million. The decrease in BlackRock Funds revenue was attributable to a decrease in average assets of $3.1 billion or 14% primarily driven by net redemptions in PNC-related assets over the last twelve months of $2.8 billion, partially offset by third party subscriptions of $1.6 billion during the same period. The decrease in BPIF revenue was due to a rebate of SEC registration fees during 2002 and a decrease in average assets under management of $1.1 billion or 2% compared with the prior period. The increase in closed-end fund revenue resulted from the launch of new funds during the twelve months ended totaling $2.7 billion, partially offset by the impact of $0.6 billion in term trust maturities during the same period.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. (continued)

Operating Revenue (continued)

Separate account revenue increased $2.3 million or 1% to $237.7 million for the nine months ended September 30, 2003, compared with $235.4 million for the nine months ended September 30, 2002. Separate account base fees revenue increased $35.0 million or 18% to $230.6 million for the nine months ended September 30, 2003, compared with $195.6 million for the nine months ended September 30, 2002, as a result of a $39.1 billion or 23% increase in separate account assets under management. Performance fees of $7.1 million for the nine months ended September 30, 2003 decreased $32.7 million or 82%, compared with $39.8 million for the nine months ended September 30, 2002 primarily due to lower performance fees earned on the Company’s fixed income hedge fund. While the fund has realized positive performance, the Company expects to earn minimal performance fees from its fixed income hedge fund during 2003 until positive investment performance exceeds a high water mark established in 2002.

	Nine months ended September 30,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
Mutual funds revenue
BlackRock Funds	$50,497	$66,786	$(16,289)	(24.4)%
Closed End Funds	36,881	30,149	6,732	22.3
BPIF	61,547	64,439	(2,892)	(4.5)
STIF	793	630	163	25.9

Total mutual funds revenue	149,718	162,004	(12,286)	(7.6)

Separate accounts revenue
Separate account base fees	230,622	195,603	35,019	17.9
Separate account performance fees	7,075	39,817	(32,742)	(82.2)

Total separate accounts revenue	237,697	235,420	2,277	1.0

Total investment advisory and administration fees	387,415	397,424	(10,009)	(2.5)

Other income	49,586	42,516	7,070	16.6

Total revenue	$437,001	$439,940	$(2,939)	(0.7)%

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. (continued)

Operating Expense

The Asset Management segment operating margin for the first nine months of 2003 was 40.3% compared with 39.4% for the first nine months of 2002. Excluding the investment performance impact of Rabbi trust assets associated with the Company’s deferred compensation plans, asset management segment operating margin increased from 39.0%1 during the third quarter of 2002 to 40.9%1 during the third quarter of 2003. The increase in asset management segment operating margin was attributable to a reduction of total operating expense, excluding the impact of the Company’s Rabbi trust assets which increased operating expense by $4.4 million, of $13.7 million or 5% to $267.7 million for the nine months ended September 30, 2003, compared with $281.4 million for the nine months ended September 30, 2002. The change primarily reflects decreases in employee compensation and benefits expense and fund administration and servicing costs, partially offset by an increase in general and administration expense.

	Nine months ended September 30,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
Employee compensation and benefits	$170,161	$178,372	$(8,211)	(4.6)%
Fund administration and servicing costs
Affiliates	20,250	32,925	(12,675)	(38.5)
Other	3,130	891	2,239	251.3
General and administration	76,244	67,013	9,231	13.8
Amortization of intangible assets	694	603	91	15.1

Total expense	$270,479	$279,804	$(9,325)	(3.3)%

1

	Nine months ended September 30,
	2003	2002
Operating income, as reported, and used for asset management segment operating margin measurement	$166,514	$160,136
Add back: investment income on Rabbi trust assets	2,830	(1,563)

Operating income, as adjusted	169,344	158,573

Revenue, as reported	437,001	439,940
Less: fund administration and servicing costs	(23,380)	(33,816)

Revenue used for asset management segment operating margin measurement	413,621	406,124

Operating margin, as reported in Asset Management segment financial highlights	40.5%	43.1%

Operating margin, as adjusted	40.9%	39.0%

Management believes that operating margin, as adjusted, is an effective indicator of its ability to effectively employ the Company’s resources. Appreciation on Rabbi trust assets related to the Company’s deferred compensation plans has been excluded because investment performance of these assets has a nominal impact on net income. Investment income and compensation and benefits expense related to these plans increase and decrease in equal amounts except for minor timing differences.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. (continued)

Operating Expense (continued)

Employee compensation and benefits, excluding the impact of investment performance on the Company’s Rabbi trust assets, decreased $12.6 million primarily due to a decrease of $19.2 million in direct incentives on alternative investment product performance fees, partially offset by an increase of $6.3 million in salary and benefits. Salary and benefit costs rose reflecting increased headcount to support business growth. For the nine months ended September 30, 2003, total fund administration and servicing costs declined $10.4 million or 31% compared with the nine months ended September 30, 2002. The decrease consisted of $12.7 million related to lower levels of PNC-related assets invested in the BlackRock investment products and a revised investment management services agreement with PNC, partially offset by a $2.2 million increase in related new closed-end fund servicing provided by third parties. General and administration expenses increased $9.2 million or 14% to $76.2 million for the nine months ended September 30, 2003 compared with $67.0 million for the nine months ended September 30, 2002, largely due to foreign currency translation adjustments, new business activity and corporate facilities investments.

	Nine months ended September 30,		Variance
	2003	2002	Amount	%
Dollar amounts in thousands	(unaudited)
General and administration expense:
Marketing and promotional	$20,768	$18,328	$2,440	13.3%
Occupancy expense	16,611	14,645	1,966	13.4
Technology	12,760	12,796	(36)	(0.3)
Other general and administration	26,105	21,244	4,861	22.9

Total general and administration expense	$76,244	$67,013	$9,231	13.8%

Marketing and promotional expenses of $20.8 million for the nine months ended September 30, 2003 increased $2.4 million or 13% primarily due to increased costs associated with new closed-end fund launches and existing products. Occupancy expense of $16.6 million for the nine months ended September 30, 2003 increased $2.0 million or 13% million due to office expansion, higher real estate taxes and operating expense escalations related to the Company’s New York headquarters. Other expense increased $4.9 million or 23% for the nine months ended September 30, 2003 primarily due to foreign currency translation adjustments, which resulted in a $0.1 million loss during the nine months ended September 30, 2003 and a gain of $1.7 million during the nine months ended September 30, 2002, increased portfolio and market data expenses of $1.4 million, higher insurance costs of $1.0 million and a $0.5 million increase in professional fees related to implementing FIN 46 and complying with information requests associated with BlackRock’s mutual fund operations. General and administration expense rose $7.5 million or 11% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, exclusive of an increase in foreign currency translation adjustments of $1.8 million.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. (continued)

Asset Management Operating Income and Net Income

Asset Management operating income was $166.5 million for the nine months ended September 30, 2003, representing a $6.4 million or 4% increase compared with the nine months ended September 30, 2002. Excluding the impact of investment performance on the Company’s Rabbi trust assets, the Asset Management segment’s operating income increased $10.8 million or 7% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Non-operating income increased $10.5 million or 151% to $17.4 million for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. The rise was due to increased investment income of $4.5 million on Rabbi trust assets related to the Company’s deferred compensation plans, increased interest and dividend income primarily due to higher balances of corporate cash and investments of $3.1 million, $1.3 million in securities gains on seed investments in two quantitative equity products accounted for as trading securities and a $1.0 million intercompany distribution from Magnetite III. Income tax expense was $69.9 million and $67.7 million, representing effective tax rates of 38.0% and 40.5% for the nine months ended September 30, 2003 and September 30, 2002, respectively. The decrease in the Company’s effective tax rate was due to a previously disclosed decision that the Company will file certain combined and unitary state income tax returns with PNC Bank and/or one or more PNC Bank subsidiaries. Asset management segment net income totaled $114.0 million for the nine months ended September 30, 2003 compared with $99.4 million for the nine months ended September 30, 2002, representing an increase of $14.6 million or 15%.

Liquidity and Capital Resources

BlackRock’s Asset Management segment meets its working capital requirements through cash generated by its operating activities. Cash provided in the segment’s operating activities totaled $93.7 million for the nine months ended September 30, 2003. Operating activities included an annual incentive payment of $93.2 million related to 2002 employee bonuses and net purchases of investments, trading, of approximately $17.5 million for the nine months ended September 30, 2003 which represented investments related to senior employee elections under the Company’s Voluntary and Involuntary Deferred Compensation Plans and seed investments in two quantitative equity products.

Net cash flow used in investing activities was $38.0 million for the nine months ended September 30, 2003 consisting of net investment purchases, capital expenditures and cash paid for acquisitions of $19.5 million, $9.7 million and $8.9 million, respectively. During the nine months ended September 30, 2003, investment activity primarily reflected a net investment of corporate funds in municipal bonds of $63.6 million and seed investments in new alternative investment products of approximately $5.2 million, partially offset by net sales of BlackRock fixed income mutual funds totaling $49.6 million. Capital expenditures during the nine months ended September 30, 2003 represent investments to support business growth. Since December 31, 2002, the Asset Management segment acquired an 80% interest in HPB Management LLC, a fund of hedge funds manager and settled a contingent payment related to the acquisition of Cyllenius Capital Management, LLC, an equity hedge fund manager.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Operating results for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. (continued)

Liquidity and Capital Resources (continued)

Net cash flow used in financing activities was $70.6 million for the nine months ended September 30, 2003. Financing activities primarily represented treasury stock activity for the nine months ended September 30, 2003 and the declaration and payment of BlackRock’s first quarterly cash dividend. During the nine months ended September 30, 2003, the Company repurchased approximately 1.3 million shares in open market purchases at a total cost of $55.8 million. During the third quarter of 2003, the Company completed a previously authorized repurchase program at a total cost of $43.7 million and, on August 7, 2003, received authorization from its Board of Directors to purchase up to an additional 1,000,000 shares. As of October 31, 2003, BlackRock has repurchased 392,300 shares under the new program. On January 31, 2003, in connection with the BlackRock Long-Term Deferred Compensation Plan, BlackRock repurchased approximately 139,000 shares of class A common stock at a fair market value of $42.25 per share from certain employees to facilitate required employee income tax payments. The Company paid a cash dividend of $12.8 million on September 29, 2003 to stockholders of record at the close of business on September 8, 2003. Approximately $5.0 million received by the Company related to the exercise of employee stock options partially offset these transactions during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Asset Management segment’s free cash flow, defined as cash provided by operating activities ($93.7 million and $96.1 million during the nine months ended September 30, 2003 and 2002, respectively) less purchases of property and equipment ($19.5 million and $64.2 million during the nine months ended September 30, 2003 and 2002, respectively), increased by $26.3 million to $84.1 million as compared to $57.7 million during the nine months ended September 30, 2003. The increase in the Asset Management segment’s free cash flow is primarily attributable to significant capital expenditures of $38.4 million made during the nine months ended September 30, 2002, which reflected construction costs and purchases of equipment for 40 East 52nd Street, New York, New York, the Company’s corporate headquarters, compared to $9.7 million during the current period.

Total Asset Management segment capital at September 30, 2003 was $698.3 million and consisted primarily of stockholders’ equity.

PART I — FINANCIAL INFORMATION (continued)

Item 2a.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Management Segment (continued)

Contractual Obligations and Commercial Commitments

The Company leases its primary office space under agreements which expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments.

In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%. For the nine months ended September 30, 2003, the related expense was $0.5 million. At September 30, 2003, the future commitment under the agreement was $8.0 million.

The Company has entered into a commitment to invest up to $7.7 million in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock, of which $4.2 million remained unfunded at September 30, 2003.

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

On November 4, 2002, the Company acquired certain assets and liabilities of Cyllenius, an equity hedge fund manager, for $1.9 million in cash at closing and potential additional payments contingent on performance and not subject to a maximum or the continued employment of former Cyllenius employees with the Company. An additional payment of $4.0 million became measurable on June 30, 2003 and was made during August 2003. The Company is unable to estimate its potential commitment for the final contingent payment, which will be made on or about January 30, 2004, at this time. Therefore, it is not included in the table below.

(Dollar amounts in thousands)	Total	2003	2004	2005	2006	2007	Thereafter
Lease Commitments	$164,334	$2,901	$11,636	$10,901	$10,944	$10,915	$117,038
Acquired Management Contract	8,000	—	1,500	1,500	1,000	1,000	3,000
Investment Commitments	4,175	4,175	—	—	—	—	—

Total Commitments	$176,509	$7,076	$13,136	$12,401	$11,944	$11,915	$120,038

On April 30, 2003, the Company purchased 80% of the outstanding equity interests of HPB, an investment manager of a fund of hedge funds, for approximately $4.1 million in cash. Additionally, the Company has committed to purchase the remaining equity of HPB on March 31, 2008. The purchase price of this remaining interest is performance-based and is not subject to a maximum or the continued employment of former HPB employees with the Company. The Company is unable to estimate its potential obligation at this time. Therefore, it is not included in the table above.

PART I — FINANCIAL INFORMATION (continued)

Item 2b.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Combined SPE Segment

The following table summarizes the operating performance and financial condition of BlackRock’s Combined SPE segment for the three months ended and as of September 30, 2003, its initial period of operations:

BlackRock, Inc.

Combined SPE Segment Financial Highlights

(Dollar amounts in thousands)

(unaudited)

Three months ended September 30, 2003
Total revenue	$61,920
Total expense	$29,947
Net income	$31,973
Net income margin	51.6%

September 30, 2003
Investments	$2,309,994
Other assets	$272,019
Total assets	$2,582,013

Borrowings	$2,035,637
Other liabilities	$160,100
Mandatorily redeemable preferred stock of subsidiaries	$109,815
Stockholders’ equity	$276,461

PART I — FINANCIAL INFORMATION (continued)

Item 2b.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Combined SPE Segment (continued)

General

As of September 30, 2003, the Company consolidated the following CDOs in the Combined SPE segment: Magnetite Asset Investors L.L.C. (“Magnetite”), Magnetite CBO II, Ltd. (“Magnetite II”), Magnetite Asset Investors III, Titanium CBO I Limited (“Titanium”), Magnetite IV CLO, Limited (“Magnetite IV”) and Magnetite V CLO, Limited (“Magnetite V”). The CDOs are structured products that invest in high yield securities and bank loans, among other investments, and are designed to capitalize on the yield differential between their assets and liabilities. The Company serves in the capacity of collateral manager with respect to these CDOs and this role, together with the receipt of market based fees to provide this service, have resulted in a determination that the Company is the primary beneficiary of the CDOs operations pursuant to FIN 46 and should consolidate the CDOs.

Pursuant to the standard, as interpreted by FASB Staff Position (“FSP”) No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” a public enterprise with a variable interest in a VIE created before February 1, 2003 is required to apply FIN 46 to that VIE as of the end of the first interim or annual reporting period ending after December 15, 2003. A public enterprise with a variable interest in a VIE created after January 31, 2003 must apply FIN 46 upon the VIE’s creation. Notwithstanding the deferral granted by the FASB, BlackRock, as permitted, elected to adopt FIN 46 for all of its variable interests held as of July 1, 2003. As such, information presented is only for the three months ended September 30, 2003 and does not include comparative analysis to prior periods.

Each CDO is established as a legally isolated investment vehicle. Substantially all of the investments and assets of each CDO secure each CDO’s borrowings. Excluding the respective asset pool, the creditors of each CDO hold no claim over the Company’s remaining assets. Despite management’s determination that BlackRock is the primary beneficiary of the CDOs’ activities through the application of the conceptual framework set forth in FIN 46, BlackRock’s risk of loss is limited to its investment in the CDOs’ capital ($14.3 million at September 30, 2003).

Balance Sheet Review

At September 30, 2003, the Combined SPE segment had assets of $2.6 billion, consisting primarily of a diversified portfolio of high yield corporate bonds, bank loans and equity securities, which each CDO maintains on behalf of a diverse investor base. The investment mix and target asset allocation of each CDO is outlined in each CDO’s Offering Memorandum.

Each CDO finances its portfolio through the issuance of fixed and floating rate notes, in the case of four of the CDOs, mandatorily redeemable preferred stock, and, in the case of the remaining two CDOs, revolving lines of credit and limited liability company equity interests.

A summary of each CDO’s investments and financial instruments which comprise its capital structure at September 30, 2003 is as follows (all dollar amounts in thousands and unaudited):

PART I — FINANCIAL INFORMATION (continued)

Item 2b.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Combined SPE Segment (continued)

Balance Sheet Review (continued)

Magnetite

Investment	Par	Amortized Cost	Fair Value	Weighted Average Coupon	Stated Maturity
Corporate bonds	$344,678	$310,214	$303,411	10.06%	5.5 years
Bank loans	263,044	259,160	259,585	5.01%	4.7 years
Equities and warrants	N/A	57,646	55,478	N/A	N/A

	$607,722	$627,020	$618,474	7.87%	5.1 years

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon		Stated Maturity
Secured notes	$300,000	$276,232	6.14	% (a)	3.3 years	(b)
Line of credit (c)	217,500	217,500	2.15%		0.7 years	(d)

	$517,500	$493,732	3.68%		1.7 years

(a)	Secured notes with a par amount of $10,000 at September 30, 2003 also participate in Magnetite’s net income in excess of certain performance thresholds.
(b)	Secured notes with a par amount of $25,000 are subject to two one-year extensions at the discretion of the instrument holder.
(c)	Maximum availability under the line of credit is $480,000.
(d)	Magnetite holds an initial 15-month extension option and second one-year extension option, subject to each lender’s right to withdraw.

Magnetite II

Investment	Par	Amortized Cost	Fair Value	Weighted Average Coupon	Stated Maturity
Corporate bonds	$308,645	$253,031	$259,117	9.56%	5.5 years
Bank loans	16,766	16,397	16,459	4.29%	4.3 years
Equities and warrants	N/A	1,646	1,646	N/A	N/A

	$325,411	$271,074	$277,222	9.29%	5.4 years

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon	Stated Maturity
Secured notes	$288,312	$236,337	3.42%	8.9 years
Mandatorily redeemable preferred stock	32,883	10,498	0.00%	8.9 years

	$321,195	$246,835	3.07%

PART I — FINANCIAL INFORMATION (continued)

Item 2b.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Combined SPE Segment (continued)

Balance Sheet Review (continued)

Magnetite III

Investment	Par	Amortized Cost	Fair Value	Weighted Average Coupon	Stated Maturity
Corporate bonds	$236,558	$230,576	$231,089	9.75%	6.0 years
Bank loans	162,881	162,595	163,110	4.93%	5.0 years
Equities and warrants	N/A	22,742	22,430	N/A	N/A

	$399,439	$415,913	$416,629	7.79%	5.6 years

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon		Stated Maturity
Secured notes	$165,000	$156,987	5.21	% (e)	4.3 years
Line of credit (f)	167,000	167,000	2.20%		2.8 years	(g)

	$332,000	$323,987	3.40%		3.4 years

(e)	Coupon of 10.5% secured notes with a par amount of $9,000 at September 30, 2003 steps up to 12.686% from and after the July 15, 2006 interest payment date.

Floating rate secured notes, with a coupon of the 6-month London Interbank Offer Rate (“LIBOR”) + 3.25%, or 4.55% at September 30, 2003, and a par amount of $10,000 at September 30, 2003 step up to a coupon of LIBOR + 6.5% from and after the July 15, 2006 interest payment date.

(f)	Maximum availability under the line of credit is $250,000.
(g)	Magnetite III holds a one-year extension option, subject to each lender’s right to withdraw.

Titanium

Investment	Par	Amortized Cost	Fair Value	Weighted Average Coupon	Stated Maturity
Corporate bonds	$440,031	$389,308	$393,716	9.63%	5.3 years
Bank loans	37,679	35,314	35,093	4.73%	4.3 years
Equities and warrants	N/A	872	876	N/A	N/A

	$477,710	$425,494	$429,685	9.25%	5.2 years

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon	Stated Maturity
Secured notes	$432,255	$365,900	2.49%	9.1 years
Mandatorily redeemable preferred stock	54,625	40,313	0.00%	9.1 years

	$486,880	$406,213	2.21%

PART I — FINANCIAL INFORMATION (continued)

Item 2b.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Combined SPE Segment (continued)

Balance Sheet Review (continued)

Magnetite IV

Investment	Par	Amortized Cost	Fair Value	Weighted Average Coupon	Stated Maturity
Corporate bonds	$21,311	$22,087	$22,451	9.35%	7.4 years
Bank loans	303,515	303,282	304,295	4.47%	5.1 years

	$324,826	$325,369	$326,746	4.79%	5.3 years

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon	Stated Maturity
Secured notes	$306,000	$295,830	1.99%	10.8 years
Mandatorily redeemable preferred stock	25,502	25,502	12.10%	10.8 years

	$331,502	$321,332	2.76%

Magnetite V

Investment	Par	Amortized Cost	Fair Value	Weighted Average Coupon	Stated Maturity
Bank loans	$238,391	$237,628	$241,240	4.40%	5.2 years

Financial Instrument	Par	Carrying Amount	Weighted Average Coupon	Stated Maturity
Secured notes	$320,000	$319,851	2.18%	12.0 years
Mandatorily redeemable preferred stock	29,790	29,234	15.00%	12.0 years

	$349,790	$349,085	3.27%

The average lives of the financial instruments that comprise each CDO’s capital structure may be shorter than the number of years until their respective stated maturity. The average lives will be affected by the financial condition of the issuers of the investments in each CDO’s portfolio and the characteristics of such investments, such as the existence and frequency of exercise of any optional redemption, mandatory prepayment or sinking fund features, the prevailing level of interest rates, the redemption price, the default rate and level of recoveries on such investments, the frequency of tender or exchange offers for such investments and any sales of investments.

PART I — FINANCIAL INFORMATION (continued)

Item 2b.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Combined SPE Segment (continued)

Balance Sheet Review (continued)

The secured notes and lines of credit were collateralized by the following CDO assets at September 30, 2003 (all dollar amounts in thousands and unaudited):

	Magnetite	Magnetite II	Magnetite III	Titanium	Magnetite IV	Magnetite V	Total
Restricted cash	$1,042	$2,442	$998	$27,846	$9,338	$106,717	$148,383
Receivables	20,848	11,062	15,273	39,750	10,121	605	97,659
Investments, trading	618,473	277,230	416,619	429,685	326,747	241,240	2,309,994
Other assets	10,774	290	7,629	403	—	6,881	25,977

	$651,137	$291,024	$440,519	$497,684	$346,206	$355,443	$2,582,013

As discussed previously, the CDOs’ creditors hold no claim to the Company’s assets outside of their respective collateral pool as BlackRock has neither guaranteed nor is contractually liable for any of the CDOs’ obligations.

Excluding the CDOs’ investments, significant assets on the segment’s statement of financial condition include restricted cash of $148.4 million, $57.1 million of receivables for securities sold, investment income receivable of $40.6 million and other assets of $26.0 million. Cash held by each CDO is restricted by the CDO’s Indenture and, in the case of Magnetite and Magnetite III, the Credit Agreement to be used solely for specified purposes. The balance at September 30, 2003 includes $106.7 million held at Magnetite V, which commenced operations at September 30, 2003 and is still in the process of investing its working capital, and $27.8 million held at Titanium which is accumulating cash in advance of its October 2003 payment date to its debt and equity holders. Other assets primarily represent the fair value of the CDOs’ interest rate and foreign currency derivative contracts in which the Combined SPE segment currently has unrealized appreciation.

Excluding the CDOs’ borrowings, significant liabilities on the segment’s statement of financial condition include $76.3 million in unrealized depreciation on derivative contracts and a payable for securities purchased totaling $54.4 million. The Company’s Combined SPE segment primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the CDO’s floating rate long-term debt to a fixed interest rate as well as interest rate caps which place a ceiling on the interest rate risk inherent in the segment’s floating rate long-term debt. As of September 30, 2003, the Combined SPE segment economically hedged secured notes with a par amount of approximately $625.8 million. To minimize currency risk on its non-U.S. dollar-denominated investments, the CDOs will also utilize foreign exchange forward contracts.

PART I — FINANCIAL INFORMATION (continued)

Item 2b.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Combined SPE Segment (continued)

Balance Sheet Review (continued)

Information regarding the Combined SPEs segment’s derivative instruments outstanding at September 30, 2003 is as follows (all dollar amounts in thousands):

	Notional value		Fair value	Weighted average interest rates		Weighted average maturity date
				Paid	Received
	(unaudited)
Interest rate swaps
Pay fixed	$473,763		$(76,305)	6.60%	1.20%	5.9 years
Interest rate caps	320,025	(a)	693			8.3 years

	$793,788		$(75,612)			6.8 years

(a)	An interest rate cap with a notional amount of $168 million does not provide a ceiling on the respective CDO’s cost of borrowing until August 25, 2006.

At September 30, 2003, the segment held commitments to purchase and sell Canadian dollars on October 10, 2003 with fair values of $11.2 million and $11.4 million, respectively. Magnetite and Magnetite III entered into the purchase commitments to economically hedge the foreign currency risk resident in several Canadian dollar-denominated bank loan investments. Upon the issuer’s prepayment of the related investments, Magnetite and Magnetite III entered into offsetting Canadian dollar sale commitments. These derivative instruments have been excluded from the table above due to their short maturities.

Income Statement Review

Each CDO derives a majority of its revenue from interest income earned on its portfolio of high yield corporate bonds and bank loans. A summary of the Combined SPE segment’s investment income for the three months ended September 30, 2003 is as follows:

Interest income:
Corporate bonds	$34,222
Bank loans	12,791
Restricted cash	59
Unrealized gains:
Investments	9,755
Interest rate derivatives	3,264
Realized gains	952
Other	878

$61,921

The CDOs’ investment income is subject to significant volatility and is influenced by changes in market interest rates and defaults on investments in the CDOs’ underlying portfolios.

PART I — FINANCIAL INFORMATION (continued)

Item 2b.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Combined SPE Segment (continued)

Income Statement Review (continued)

Total expenses for the Combined SPE segment consists primarily of interest expense, totaling $24.0 million during the three months ended September 30, 2003, for each CDO’s borrowings. The segment’s remaining expenses consist of collateral management fees paid to BlackRock totaling $3.6 million (which eliminate in consolidation), $0.7 million in advisory fees paid by a subsidiary in the Combined SPE segment to Kelso & Company, LP (“Kelso”), an affiliate, for advisory services associated with its mezzanine debt and private equity investments, $0.6 million representing amortization of deferred debt issuance costs and $0.8 million in other expenses.

Liquidity and Capital Resources

BlackRock’s Combined SPE segment meets its working capital needs primarily through the issuance of short-term and long-term debt at the inception of each CDO. Typically, secured notes are not extinguished until their stated maturity date, except as noted below. The CDOs settle mandatorily redeemable preferred stock through the instrument’s holding period as each payment to the securities’ holders consists of both interest payments and repayments of principal. As stated previously, the financial instruments’ average lives may be shorter than the number of years until their stated maturity. The lines of credit represent short-term financing to Magnetite and Magnetite III as each advance is required to be repaid within a maximum of six months. During the three months ended September 30, 2003, the Combined SPE segment raised approximately $350 million through the issuance of secured notes and mandatorily redeemable preferred stock by Magnetite V, a bank loan CDO launched on September 30, 2003. Cash provided by financing activities of $259.5 million consisted of the debt issuance by Magnetite V, partially offset by net repayments of Magnetite’s and Magnetite III’s lines of credit totaling $83.2 million.

Each CDO’s capital structure is subject to an indenture and, in the case of Magnetite and Magnetite III, a credit agreement, which specifies events of default that may trigger prepayments of principal on either specific classes of a CDO’s secured notes, and, in the case of Magnetite and Magnetite III, amounts advanced under lines of credit, or its entire secured borrowings.

The secured notes indentures and the credit agreements for the lines of credit place significant restrictions on each CDO’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees, and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, an unaffiliated entity. In addition, the indentures and credit agreements contain certain financial covenants, such as minimum net worth, interest coverage and overcollateralization requirements. In the event that such net worth, interest coverage or overcollateralization requirements are not met, the affected CDO may be required to prepay all or a portion of its secured notes and lines of credit. During the three months ended September 30, 2003, one subsidiary in the Combined SPE segment made mandatory principal prepayments on its secured notes totaling $2.7 million due to its overcollateralization levels being less than the required minimum.

PART I — FINANCIAL INFORMATION (continued)

Item 2b.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Combined SPE Segment (continued)

Liquidity and Capital Resources (continued)

Borrowings under the lines of credit are subject to prepayment in whole or in part at any time at the option of the applicable borrower. Secured notes generally are not subject to optional redemption until several years after issuance. At that time, secured notes may become subject to optional redemption under various circumstances, including in whole pursuant to the direction of a certain percentage of the applicable CDO’s preferred stockholders and in part with any principal payments from the applicable CDO’s investment portfolio that have not been reinvested. Until the end of each CDO’s reinvestment period (generally five years from its inception), reinvestment of such principal payments and other amounts may occur at the discretion of the Company, in its role as the CDO’s collateral manager, taking into account such factors as the availability, price, creditworthiness and terms of potential replacement investments, among other things. After that period, all scheduled principal payments from the applicable CDO’s investment portfolio may be required to be used to redeem secured notes. In October 2003, one subsidiary in the Combined SPEs segment made a partial optional redemption on its secured notes totaling $10.5 million due to a decision by the Company as collateral manager not to purchase replacement investments in light of market conditions.

Cash flows used in operating activities totaled $251.6 million and consisted of the deployment of Magnetite V’s debt issuance proceeds and the trading activities of the other five CDOs during the three months ended September 30, 2003.

Contractual Obligations and Commercial Commitments

The aggregate stated maturities of borrowings and interest rate derivatives of the Combined SPE segment subsequent to December 31, 2003 is as follows:

	Total	2004	2005	2006	2007	2008	Thereafter
(Unaudited, dollar amounts in thousands)
Borrowings	$2,338,867	$384,500	$0	$0	$300,000	$165,000	$1,489,367
Interest rate derivatives	75,612	—	—	27,334	—	—	48,278

Total Commitments	$2,414,479	$384,500	$0	$27,334	$300,000	$165,000	$1,537,645

PART I — FINANCIAL INFORMATION (continued)

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

Investments

Asset Management

The Asset Management segment’s investments are classified as trading and available for sale. Investments, trading, represent investments made by the Company and held in a Rabbi trust with respect to senior employee elections under the BlackRock Voluntary and Involuntary Deferred Compensation Plans and certain seed investments which are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (loss). Investments, available for sale, consist primarily of investments in BlackRock funds, municipal bonds and certain alternative investment products and are stated at market value. Securities that are not readily marketable (alternative investment products) are stated at their estimated fair market value as determined by the Company’s management.

The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. Realized gains and losses on trading and available for sale investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (loss) on the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if it is other than temporary. In evaluating impairments on available for sale securities, the Company considers the length of time and the extent to which the security’s market value has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security. Any impairment on investments which is deemed other than temporary is recorded in investment income (loss) on the consolidated statements of income.

PART I — FINANCIAL INFORMATION (continued)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Investments (continued)

Combined SPEs

Each subsidiary in this segment is organized as an investment company, as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide, Audits of Investment Companies (the “IC Guide”). As required by the IC Guide, all investments are carried at fair value, which is determined as follows:

•	Securities listed on a recognized exchange (primarily publicly-issued equity securities) are valued at the closing price on the date of valuation, or if such exchange is the NASDAQ, the closing bid price. If the exchange is closed, the most recent available closing price or closing bid price, as the case may be, is used to price the security on the date of valuation. Securities not listed on a recognized exchange (primarily publicly- and privately-issued bank loans and debt securities) are valued based on bid prices obtained on the date of valuation from approved banks or broker dealers.

•	Investments that cannot be valued as described above (primarily other privately-issued debt and equity securities) are valued by the Company’s management using either the most recent valuation provided by an approved investment banking firm, independent appraisals or on a commercially reasonable basis by the Company’s management taking into consideration, as deemed appropriate, recent transactions in the same or similar securities, and other valuation information obtained from broker-dealers or recognized quotation services. The valuation method used is chosen based on the nature and market value of each investment and is dictated by the respective subsidiary’s debt agreements.

Investment Transactions, Income and Expenses

Investment transactions are recorded on the date of purchase or sale (the trade date). The cost of investments purchased is based upon the purchase price plus capitalized professional fees that are specifically identifiable to the investment transaction. Realized and unrealized gains and losses on investments are calculated on the identified cost basis. Interest income and expenses are recorded on the accrual basis and include accretion of discount and amortization of premium over the life of the investment. Interest income is not accrued if collection is deemed doubtful or the related investment is in default. Dividends are recorded on the dividend ex-date.

PART I — FINANCIAL INFORMATION (continued)

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

Stock-Based Compensation

Prior to 2003, the Company accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock compensation recorded prior to 2003 primarily represents the grant of restricted common stock to employees. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in net income for the three and nine month periods ended September 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
(Dollar amounts in thousands, except share data)	(unaudited)
Net income, as reported	$40,098	$33,165	$114,092	$99,401
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	252	212	794	450
Deduct: Total stock-based employee compensation expense determined under fair value method all awards, net of related tax effects	(3,641)	(1,927)	(11,019)	(5,635)

Pro forma net income	$36,709	$31,450	$103,867	$94,216

Earnings per share:
Basic - as reported	$0.62	$0.51	$1.76	$1.54
Basic - pro forma	$0.57	$0.49	$1.60	$1.46

Diluted - as reported	$0.61	$0.51	$1.73	$1.52
Diluted - pro forma	$0.56	$0.48	$1.58	$1.44

PART I — FINANCIAL INFORMATION (continued)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Pronouncement

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within the scope of the statement as a liability (or asset in some circumstances). SFAS No. 150, as amended by FSP FAS 150-3 “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” became effective for selected financial instruments issued after May 1, 2003 and is required to be applied to those financial instruments as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.

In November 2003, the FASB issued FSP FAS 150-3, which deferred the classification and measurement provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests including interests that are redeemed only upon the liquidation of a limited-life subsidiary (i.e., the CDOs) (“limited-life equity”). The FASB has deferred the classification and measurement provisions of SFAS No. 150 indefinitely for limited-life equity. As of September 30, 2003, settlement of the CDOs’ limited-life equity would result in a payment of approximately $470 million.

The Company had previously announced its adoption of SFAS No. 150, prior to the issuance of FSP FAS 150-3, in its October 15, 2003 press release. However due to the FSP’s issuance, the Company’s total liabilities, as disclosed in its consolidated statement of financial condition as of September 30, 2003, have been reduced by $373.8 million and reclassified to mandatorily redeemable preferred stock of subsidiaries and minority interest in the mezzanine section of the Company’s consolidated statement of financial condition. Additionally, the Company’s total expenses, as disclosed in its consolidated statements of income for the three and nine months ended September 30, 2003, have been reduced by $31.0 million and reclassified to minority interest expense. These reclassifications have had no impact on the Company’s stockholders’ equity as of September 30, 2003 or its net income and earnings per share for the three and nine months then ended, as disclosed in its October 15, 2003 press release.

PART I — FINANCIAL INFORMATION (continued)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions

Asset Management

The Company’s Asset Management segment provides investment advisory and administration services to the BlackRock Funds, BPIF, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$9,642	$12,634	$29,758	$47,031
Other	7,613	5,565	20,739	19,755
BlackRock Closed-end Funds - Other	13,267	10,788	36,881	30,149
BlackRock Provident Institutional Funds
PNC	3,279	3,947	9,699	10,828
Other*	18,415	18,855	51,848	53,611
STIF - PNC	266	220	793	630

	$52,482	$52,009	$149,718	$162,004

*	Includes International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

The Company’s Asset Management segment provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura for a fee, based on assets under management. In addition, the Company’s Asset Management segment provides risk management and private client services to PNC.

Revenues for such services are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
Separate accounts - Nomura	$3,210	$3,236	$9,505	$7,915
Separate accounts - PNC	2,092	1,443	5,660	4,165
Private client services - PNC	1,381	1,383	4,144	4,148
Other income-risk management	1,250	1,250	3,750	3,750

	$7,933	$7,312	$23,059	$19,978

PART I — FINANCIAL INFORMATION (continued)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three month periods ended September 30, 2003 and 2002 totaled approximately $17.9 million and $20.9 million, respectively, and for the nine month periods ended September 30, 2003 and 2002, totaled approximately $53.8 million and $70.6 million, respectively.

PNC subsidiaries and PNC related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	September 30,
	2003	2002
(Dollar amounts in millions)	(unaudited)
BlackRock Open-end Funds	$10,119	$12,785
BlackRock Provident Institutional Funds	8,316	8,869
STIF	753	656
Separate accounts	12,425	9,058

	$31,613	$31,368

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

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
(Dollar amounts in thousands)	(unaudited)
Fund administration and servicing costs	$6,621	$7,831	$20,250	$32,925
General and administration	1,343	1,965	4,487	5,152
General and administration-consulting	443	300	1,344	900

	$8,407	$10,096	$26,081	$38,977

PART I — FINANCIAL INFORMATION (continued)

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

Included in receivables - asset management is approximately $5.5 million and $5.7 million at September 30, 2003 and December 31, 2002, respectively, which primarily represents investment and administration services provided to Nomura, PNC subsidiaries and affiliates, deferred taxes receivable and reimbursed expenses due from the BlackRock Funds and affiliates.

Payable to affiliates was approximately $37.9 million and approximately $24.0 million at September 30, 2003 and December 31, 2002, respectively. These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable. These amounts do not bear interest.

Combined SPEs

At its inception, a subsidiary in the Combined SPE segment entered into an advisory agreement with Kelso, an affiliate that focuses on the leveraged buyout and private equity markets through the management of private equity investment partnerships. An executive officer of Kelso serves on the Company’s Board of Directors. During the three months ended, the SPE segment incurred $0.7 million related to the subsidiary’s advisory agreement.

Several of the CDOs have made investments in portfolio companies controlled by Kelso’s investment partnerships. These investments were made after rigorous evaluation by the Company’s management on terms similar to third party investors. A summary of the Combined SPE segment’s holdings of securities issued by Kelso’s portfolio companies as of September 30, 2003 is as follows:

(Dollar amounts in thousands)	Par	Cost	Fair Market Value
	(unaudited)
Corporate bonds	$14,799	$14,858	$12,192
Bank loans	4,527	4,504	4,539
Equity securities and warrants	N/A	58,090	56,340

Total investments	$19,326	$77,452	$73,071

At their inception, Magnetite and Magnetite III established revolving lines of credit with various financial institutions, including PNC. As of September 30, 2003, PNC committed to lend approximately 11%, or $80.8 million, of the CDOs’ borrowing capacity under their lines of credit. During the three months ended September 30, 2003, the Combined SPE segment incurred approximately $0.3 million in interest expense and commitment fees to PNC under these lines of credit.

In the normal course of its trading activities, the Combined SPE segment may purchase corporate bonds or bank loans to which PNC has served as the respective issuer’s underwriter, lender, placement agent or administrative agent. The CDOs purchase these securities on similar terms to those received from third party financial intermediaries. At September 30, 2003, the CDOs did not hold any investments of this type.

PART I — FINANCIAL INFORMATION (continued)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Variable Interest Entities Not Subject to Consolidation

Commencing in 2003, BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. As of September 30, 2003, the aggregate assets and debt of this entity (including the trusts) was approximately $347 million and $256 million, respectively. BlackRock’s equity ownership was approximately $5.5 million at September 30, 2003. The Company’s management has concluded that BlackRock is not the primary beneficiary of this entity and therefore the Company has not consolidated the entity.

Regulatory Matters

BlackRock has received subpoenas from the New York State Attorney General and the Secretary of the Commonwealth of Massachusetts and various information requests from the Securities and Exchange Commission in connection with industry-wide investigations of practices regarding market timing, late trading and employee trading in mutual funds. BlackRock is fully cooperating in all of these matters.

Interest Rates

The value of assets under management is affected by, among other things, changes in interest rates. Since BlackRock derives the majority of its revenues from investment advisory fees based on the value of assets under management, BlackRock’s revenues may be adversely affected by changing interest rates. In a period of rapidly rising interest rates, BlackRock’s assets under management would likely be negatively affected by reduced asset values and increased redemptions. Reduced asset values may also adversely affect BlackRock’s revenues through their negative impact on investment income.

Inflation

The majority of BlackRock’s revenues are based on the value of assets under management. There is no predictable relationship between the rate of inflation and the value of assets under management by BlackRock, except as inflation may affect interest rates. BlackRock does not believe inflation will significantly affect its compensation costs, as they are substantially variable in nature. However, the rate of inflation may affect BlackRock’s expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect BlackRock’s results of operations by reducing BlackRock’s assets under management, value of BlackRock’s investments revenues or otherwise.

PART I — FINANCIAL INFORMATION (continued)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements

This report contains, and other statements that BlackRock may make may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to fixed income hedge fund investment performance, the impact of FIN 46 and resulting consolidation of the CDOs on BlackRock’s financial statements, potential new business opportunities, liquidity asset levels and other future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this quarterly report, forward-looking statements are subject, among others, to the following risks and uncertainties that could cause actual results of future events to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management or of BlackRock’s investments; (3) the investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and BlackRock; and (12) the ability to attract and retain highly talented professionals.

BlackRock’s SEC reports, accessible on the SEC’s website at http://www.sec.gov and on BlackRock’s website at http://www.blackrock.com, contain additional information about the foregoing risks and uncertainties and identify additional factors that can affect the results anticipated in forward-looking statements or from historical performance.

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

Asset Management

Investments, available for sale, consist primarily of BlackRock Funds, municipal debt securities and certain alternative investment products. Occasionally, BlackRock invests in new mutual funds or advisory accounts (“seed investments”) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. As of September 30, 2003 and December 31, 2002, the fair market value of seed investments was $25.7 million and $27.5 million, respectively. The fair market value of BlackRock’s other investments included in the mutual funds total, as stated below, was $100.6 million and $151.1 million as of September 30, 2003 and December 31, 2002, respectively, and is comprised of fixed income portfolios of the BlackRock Funds. These investments expose BlackRock to equity price risk. BlackRock’s Asset Management segment does not hold any derivative securities to hedge its investments. The following table summarizes the fair market values of the investments and provides a sensitivity analysis of the estimated fair market values of all financial instruments subject to equity price risk, assuming a 10% increase or decrease in equity prices:

	Fair Market Value	Fair market value assuming 10% increase in market price	Fair market value assuming 10% decrease in market price
(Dollar amounts in thousands)	(unaudited)
September 30, 2003
Mutual funds	$11,459	$12,605	$10,313
Equity securities	7,330	8,063	6,597
Other	18,422	20,264	16,580

Total investments, trading	37,211	40,932	33,490

Mutual funds	109,014	119,915	98,113
Other	17,322	19,054	15,590

	126,336	139,089	113,703

Total investments, trading and available for sale	$163,547	$180,021	$144,883

December 31, 2002
Mutual funds	$5,131	$5,644	$4,618
Other	10,766	11,843	9,689

Total investments, trading	15,897	17,487	14,307

Mutual funds	158,418	174,260	142,576
Collateralized bond obligations	10,375	11,413	9,338
Other	9,782	10,760	8,804

Total investments, available for sale	178,575	196,433	160,718

Total investments, trading and available for sale	$194,472	$213,919	$175,025

PART I — FINANCIAL INFORMATION (continued)

Item 3.       Quantitative and Qualitative Disclosures About Market Risk (continued)

As discussed previously, total investments, trading, primarily reflects investments by the Company’s Asset Management segment with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans. Therefore, any change in the fair market value of these investments is offset by a corresponding change in the related deferred compensation liability. At September 30, 2003, equity securities represent a seed investment made by the Company during 2003 in two quantitative equity products.

The following table summarizes the fair market value of the Asset Management segment’s investments in municipal debt securities, which expose BlackRock to interest rate risk, at September 30, 2003 and December 31, 2002. The table also provides a sensitivity analysis of the estimated fair market value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming - 100 basis point shift
(Dollar amounts in thousands)		(unaudited)
September 30, 2003
Municipal debt securities	$76,901	$69,947	$84,488

December 31, 2002
Municipal debt securities	$14,271	$10,921	$18,535

PART I — FINANCIAL INFORMATION (continued)

Item 3.       Quantitative and Qualitative Disclosures About Market Risk (continued)

Combined SPEs

The CDOs in the Combined SPE segment are exposed to significant market risk which is summarized below. However, the Company has no right to the use of the segment’s assets and its liabilities can only be extinguished from the cash flows on each CDOs’ assets (i.e., they are non-recourse to BlackRock). The primary objective of the Combined SPE segment’s operations is to invest in a diverse portfolio of fixed income instruments and equities on a highly leveraged basis to capitalize on the yield differential between the segment’s assets and liabilities. In achieving this objective, each CDO is exposed to varying degrees of interest rate risk on its corporate bond and bank loan portfolio and borrowings. Several of the CDOs have entered into interest rate derivatives to partially mitigate this risk. The following table provides a sensitivity analysis of the estimated fair market value of the Combined SPE segment’s corporate bond and bank loan portfolio, borrowings and interest rate derivatives at September 30, 2003:

	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming - 100 basis point shift
(Dollar amounts in thousands)	(unaudited)
Corporate bonds	$1,209,774	$1,184,867	$1,233,743
Bank loans	1,019,783	1,017,472	1,020,394

Total investments, trading	$2,229,557	$2,202,339	$2,254,137

Secured notes	$1,714,642	$1,699,955	$1,730,377
Mandatorily redeemable preferred stock of subsidiaries	107,995	106,976	109,096
Interest rate derivatives	75,612	55,216	96,794

Total borrowings and interest rate derivatives	$1,898,248	$1,862,147	$1,936,267

Lines of credit maintained by Magnetite and Magnetite III have been excluded because they are not significantly affected by changes in market interest rates.

The Combined SPE segment is also exposed to equity price risk inherent in a portfolio of equity securities and warrants obtained primarily through debt restructurings and a private equity portfolio maintained by Magnetite and Magnetite III. The following table summarizes the fair market values of these investments and includes a sensitivity analysis of the estimated fair market values of all financial instruments subject to equity price risk, assuming a 10% increase or decrease in equity prices:

	Fair Market Value	Fair market value assuming 10% increase in market price	Fair market value assuming 10% decrease in market price
(Dollar amounts in thousands)	(unaudited)
Equity securities and warrants	$80,437	$88,481	$72,393

PART I — FINANCIAL INFORMATION (continued)

Item 3.       Quantitative and Qualitative Disclosures About Market Risk (continued)

Combined SPEs (continued)

Substantially all of the investments and assets of each CDO secure each CDO’s borrowings. Excluding the respective asset pool, the creditors of each CDO hold no claim over the Company’s remaining assets. Therefore, excluding the Asset Management segment’s investment in mandatorily redeemable preferred stock and limited liability company equity interests issued by the CDOs (which had a fair value of $14.3 million at September 30, 2003), the Company bears no risk of loss related to the Combined SPEs segment’s activities.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock, Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.3 (1)	1999 Annual Incentive Performance Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (continued)

(a)	Exhibits (continued)

10.21	(9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002. +

10.22	(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23	(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24	(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.25	(10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10.26	(10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.27	(10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

31.1		Section 302 Certification of Chief Executive Officer.

31.2		Section 302 Certification of Chief Financial Officer.

32.1		Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.

+	Denotes compensatory plan.

72

PART II — OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K (continued)

(b)	Reports on Form 8-K

During the three months ended September 30, 2003, the Company has filed or furnished the following Current Reports on Form 8-K:

Form 8-K dated as of July 15, 2003, reporting the Company’s Results of Operations and Financial Condition, furnished pursuant to Item 12 of Form 8-K.

Form 8-K dated as of August 18, 2003, reporting the announcement of the Company’s first quarterly cash dividend, filed pursuant to Item 5 on Form 8-K.

Form 8-K dated as of October 15, 2003, reporting the Company’s Results of Operations and Financial Condition, furnished pursuant to Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC. (Registrant)

Date: November 13, 2003	By:	/s/ Paul L. Audet
Paul L. Audet Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock, Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.3 (1)	1999 Annual Incentive Performance Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21 (9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002. +

10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

EXHIBIT INDEX

Exhibit No.	Description

10.24 (11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.25 (10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10.26 (10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.27 (10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.

+	Denotes compensatory plan.