Form 10-K
period 2003-12-31
BLACKROCK INC /NY
filed 2004-03-12
CIK 1060021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☒ No ☐

- i -

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2003, is approximately $700.6 million. There is no non-voting common stock of the Registrant outstanding.

As of February 27, 2004, there were 18,341,170 shares of the Registrant’s class A common stock issued and outstanding and 45,284,013 shares of the Registrant’s class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2004 annual meeting of stockholders to be held on May 11, 2004 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) and (9) and Item 306(c) and (d) of Regulation S-K.

- ii -

BlackRock Inc.

Index to Form 10-K

- iii -

Part I

Item 1.	BUSINESS

Overview

BlackRock, Inc., a Delaware corporation formed in 1998 (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest investment management firms in the United States, with approximately $309 billion of assets under management at year-end 2003 for institutional and individual investors worldwide. Our products span a broad spectrum of fixed income, liquidity, equity and alternative investment separate accounts and mutual funds, including our BlackRock Funds and BlackRock Liquidity Funds (formerly known as BlackRock Provident Institutional Funds.) We also offer risk management, investment analytics and investment system services to institutional investors through our BlackRock Solutions product line.

BlackRock is a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the largest diversified financial services companies in the United States. As of December 31, 2003, PNC indirectly owned approximately 70% of BlackRock. BlackRock is headquartered in New York City and has offices in Edinburgh, Scotland; Hong Kong; Tokyo, Japan; Wilmington, Delaware; San Francisco, California; and Boston, Massachusetts.

In 2003, BlackRock’s total assets under management increased by approximately $37 billion, or 13%, from year-end 2002 levels. Over the past five years, assets under management have grown by over $179 billion, which represents a compound annual growth rate of 19%. Approximately 81% of growth in assets under management has been derived from new business activity, as opposed to market appreciation. At December 31, 2003, fixed income products represented 69%, money market or liquidity products represented 24%, equity products represented 4% and alternative investment products represented 2% of BlackRock’s total assets under management. Approximately 72% of the assets are managed in separate accounts and 28% are managed in mutual funds.

Assets Under Management

By Asset Class

	At December 31,						5 Year CAGR
	1998	1999	2000	2001	2002	2003
	($ in millions)
Fixed Income	$64,821	$86,438	$116,878	$135,242	$175,586	$214,356	27%
Liquidity	49,381	57,521	61,186	79,753	78,512	74,345	9%
Equity	14,504	18,472	22,235	18,280	13,464	13,721	-1%
Alternative Investments	1,936	2,086	3,470	5,309	5,279	6,934	29%

Total	$130,642	$164,517	$203,769	$238,584	$272,841	$309,356	19%

CAGR = Compound Annual Growth Rate

Item 1.	BUSINESS (continued)

Our ability to generate growth in assets under management is the primary factor driving increases in revenue and earnings and ultimately stockholder value. Our strategies to deliver growth in assets under management begin with our focus on achieving client investment performance objectives while maintaining stringent risk controls and providing “best in class” client service. Accordingly, we dedicate significant resources to attracting and retaining talented professionals, which we believe is the most critical component to maintaining a dynamic growth-oriented firm, and to the ongoing enhancement of our investment technology and operating capabilities.

BlackRock’s business results largely reflect our position as a leading provider of fixed income and liquidity asset management services to institutional clients. Of the $309 billion of assets we managed at December 31, 2003, approximately $276 billion, or 89%, were from institutional clients with the remaining $33 billion reflecting institutional and individual client investments in our open-end and closed-end mutual fund families. While we direct substantial resources to our fixed income and liquidity products, we also incur significant expense and have made additional investments over the last two years to establish a menu of competitive equity products suitable for both institutional and individual investors. Additionally, BlackRock Solutions continued to grow in 2003, achieving sales in excess of our initial expectations since its inception in 2000. During 2003, BlackRock Solutions revenue increased by 18%.

We have generated substantial increases in assets under management, which has resulted in strong revenue and earnings growth since our formation in 1998. Our financial condition has also been enhanced with the retirement of all long-term debt in 1999 and sizable increases in corporate liquidity (cash and investments) and stockholders’ equity.

	1999	2000	2001	2002	2003	4 Year CAGR
	($ in thousands)
Revenue	$380,981	$476,862	$533,144	$576,977	$598,212	12%
Operating Income	$110,943	$143,038	$170,176	$215,139	$228,276	20%
Net Income	$59,417	$87,361	$107,434	$133,249	$155,402	27%
Diluted EPS	$1.04	$1.35	$1.65	$2.04	$2.36	23%
Cash & Investments	$159,384	$205,906	$325,577	$465,793	$550,864	36%
Long-term Debt	$28,200	$0	$0	$0	$0	NM
Stockholders’ Equity	$280,526	$368,241	$486,117	$634,654	$713,308	26%

NM=Not Meaningful

While we continue to operate in a global marketplace characterized by market volatility and economic uncertainty, we believe the following factors position us well to produce solid relative returns for stockholders:

•	We finished 2003 with competitive investment performance in our fixed income and liquidity products, which comprise 93% of our assets under management, and we are beginning to see positive momentum in our domestic equity business, especially our small cap strategies.

•	We continue to experience favorable operating leverage in our core fixed income and liquidity products.

•	We continue to see robust growth and strong interest in our BlackRock Solutions products and services.

•	We began 2004 with strong momentum and a robust new business pipeline across products.

Item 1.	BUSINESS (continued)

Products

BlackRock offers a wide variety of fixed income, liquidity, equity and alternative investment products. Revenue from these products consists of advisory fees typically structured as a percentage of assets managed and, in some instances, performance fees expressed as a percentage of returns realized in excess of agreed-upon targets.

Fixed Income

Fixed income remains the cornerstone of BlackRock’s business, representing 69% of total assets under management at year-end 2003. During the year, fixed income assets grew 22% to $214.4 billion. Net new business exceeded $28.4 billion, with inflows in all product categories and from all client channels. We expanded our capabilities across sectors, adding depth to our high yield, corporate credit, international and insurance teams. We also established a portfolio risk management group to enhance our focus on, and use of, risk management capabilities in our investment management activities. We believe that these initiatives will strengthen our efforts and enable us to further expand and diversify our fixed income product mix over time.

Growth in our global bond products more than doubled to $12.0 billion during 2003. This success was complemented by net new business of $11.9 billion in targeted duration accounts, including insurance, defined contribution and mutual fund portfolios, $8.1 billion in core bond products and $2.5 billion in sector-specific strategies, such as mortgage, municipal, high yield and Treasury Inflation-Protected Security mandates. Diversification was also achieved across client channels, with $9.4 billion of net inflows from international investors, $8.0 billion from U.S. taxable investors, $7.3 billion from U.S. tax-exempt investors and $3.8 billion from individual and institutional mutual fund investors.

We believe that investment performance is, and always will be, the most important barometer of future business growth. For the one, three and five years ended December 31, 2003, 75% or more of our fixed income composites outperformed their benchmarks and 80% or more of our taxable bond funds achieved returns in excess of their Lipper peer group medians.* These results reflect our intense focus on achieving strong investment performance consistent with our investment process and risk management discipline.

*	Past performance is no guarantee of future results. Mutual Funds: Performance data assumes the reinvestment of dividends and capital gains distributions and reflects the performance of the Institutional Class, with the exception of the BlackRock Funds Government Income Portfolio, which reflects the performance of the Investor B Class. BlackRock waives fees, without which performance would be lower. Investments in BlackRock Funds and BlackRock Liquidity Funds are neither insured nor guaranteed by the U.S. government. Relative peer group performance is based on quartiles from Lipper Inc. Lipper rankings are based on total returns with dividends and distributions reinvested and do not reflect sales charges. Funds with returns among the top 25% of a peer group of funds with comparable objectives are in the first quartile and funds with returns in the next 25% of a peer group are in the second quartile. Some funds have less than five years of performance. Fixed Income Portfolios of BlackRock Funds: The Core Bond Total Return and Core PLUS Total Return Portfolios are in the Intermediate Investment Grade Debt Lipper peer group and the Low Duration Bond Portfolio is in the Short Investment Grade Debt Lipper peer group. The Managed Income Portfolio is in the Intermediate Investment Grade Debt Lipper peer group and the Intermediate Bond Portfolio is in the Short-Intermediate Investment Grade Debt Lipper peer group. The High Yield Bond Portfolio is in the High Current Yield Lipper peer group and the GNMA Portfolio is in the GNMA Lipper peer group. The Intermediate Government Portfolio is in the Intermediate U.S. Government Lipper peer group, the Government Income Portfolio is in the General U.S. Government Lipper peer group and the International Bond Portfolio is in the International Income Lipper peer group. BlackRock Liquidity Funds: TempFund and TempCash are in the Institutional Money Market Lipper peer group, and Federal Trust Fund and FedFund are in the Institutional U.S. Government Money Market Lipper peer group. T-Fund and Treasury Trust Fund are in the Institutional U.S. Treasury Money Market Lipper peer group. MuniCash and MuniFund are in the Institutional Tax-Exempt Money Market Lipper peer group. California Money Fund and New York Money Fund are in the California Tax-Exempt and New York Tax-Exempt Money Market Lipper peer groups, respectively. Money Market Portfolios of BlackRock Funds: The Money Market, U.S. Treasury Money Market and Municipal Money Market Portfolios are in the Institutional Money Market, Institutional U.S. Treasury Money Market and Institutional Tax-Exempt Money Market Lipper peer groups, respectively. The New Jersey Municipal Money Market, Ohio Municipal Money Market and Pennsylvania Municipal Money Market are in the New Jersey Tax-Exempt Money Market, Ohio Tax-Exempt Money Market and Pennsylvania Tax-Exempt Money Market Lipper peer groups, respectively. The North Carolina Municipal Money Market and Virginia Municipal Money Market Portfolios are in the Other States Tax-Exempt Money Market Lipper peer group. As with other money market funds, there is no assurance that BlackRock Liquidity Funds or the money market portfolios of BlackRock Funds will maintain a stable net asset value of $1.00 per share. Equity Portfolios of BlackRock Funds: The Small Cap Growth Equity and Small Cap Value Equity Portfolios are in the Small Cap Growth and Small Cap Core Lipper peer groups, respectively. The U.S. Opportunities Portfolio is in the Mid Cap Core Lipper peer group. The Select Equity Portfolio is in the Large Cap Core Lipper peer group. Composites Performance: Results do not reflect the deduction of management/advisory fees and other expenses, which will reduce a client’s return. For example, assuming an annual gross return of 8% and an annual management/advisory fee of 0.25%, the net annualized total return of a composite would be 7.74% over a five-year period. Frank Russell Company is the source of peer universe data for fixed income and equity composites. Some BlackRock composites have less than five years of performance.

Item 1.	BUSINESS (continued)

Products (continued)

Fixed Income (continued)

Numerous industry trends are favorable for BlackRock. Pension plan rebalancing out of bonds into stocks, which led to more than $19 billion of outflows over the past three years, abated and began to reverse as global stock markets recovered. Defined benefit plan sponsors are funding shortfalls and allocating a portion of contributions to fixed income. Defined contribution plan sponsors are adding investment options, increasingly unbundling asset management and plan administration services. Insurance companies continue to actively outsource investment management, a trend we expect to extend to other financial institutions as well.

Our ongoing success in fixed income is, in part, a direct reflection of our team effort. Professionals across the firm, including portfolio management, account management, operations, administration, compliance and BlackRock Solutions, work together to provide unparalleled service to our clients. Our collective efforts have enabled us to achieve compound annual growth of 27% over the past five years. We believe that we are well positioned to build upon our past accomplishments and to capitalize on new opportunities to expand and diversify our fixed income business in 2004.

Liquidity

BlackRock is a leader in liquidity management with $74.3 billion under management at December 31, 2003, representing 24% of BlackRock’s total assets under management. Although year-end assets declined 5% from 2002 levels, average assets were down only 2% and BlackRock maintained its position as the eighth largest institutional money market fund manager in the nation. During the year, we added resources in liquidity sales and marketing and enhanced cross-selling efforts, which we believe will enable us to expand market share in 2004.

Net outflows of $6.6 billion in institutional money market funds partially reversed the $14.3 billion of inflows that followed the Federal Reserve’s rate cut in November 2002. Additional outflows of $1.4 billion in retail money market funds reflected asset reallocations during a period of historically low yields. In contrast to these adverse flows, improved cross-selling efforts helped generate $327 million of net new business in separate accounts, and favorable stock market conditions led to $3.5 billion of net inflows in securities lending portfolios.

Investment performance remained competitive, with all liquidity funds ranked in the top two Lipper quartiles, and 90% or more of all institutional funds ranked in the top Lipper quartile for the one, three and five years ended December 31, 2003.* Importantly, these results were achieved without compromising our conservative investment philosophy, which emphasizes credit quality and liquidity over yield. Our investment process brings together highly experienced professionals, sophisticated risk analytics customized for the needs of the liquidity business and broad global credit research capabilities.

Consistently competitive performance has allowed us to maintain an impressive roster of clients, including corporate and municipal treasurers, banks and bank trust departments, broker dealers and insurance companies. As part of our ongoing effort to better serve our clients, we provide a variety of proprietary tools to make investing in BlackRock Liquidity Funds easy and efficient. In addition to the client call center, which handled approximately half of all trade orders in 2003, we offer MutualADVANTAGE, which gives clients real-time access to their accounts via the Internet. We also have developed interfaces that provide access to our funds through several institutional investment portals, and CashManager, a PC-based cash sweep program for banks that offer cash management services.

*	See footnote above.

Item 1.	BUSINESS (continued)

Products (continued)

Liquidity (continued)

BlackRock’s liquidity flows in 2003 reflected the prevailing rate environment. Outflows materialized, as expected, when yields on money market funds and direct investments came back into line during the first quarter. Throughout the year, however, the Federal Reserve maintained its accommodative stance while waiting for clear evidence of inflationary pressures. We believe any shift in the Federal Reserve’s policy in 2004 will likely cause significant outflows in institutional money market funds in favor of direct investments. Accordingly, we remain cautious about the volatility of liquidity flows in the coming year.

Equity

Global equity markets rallied sharply in 2003 following three years of negative returns. Performance within the markets was mixed, however, with smaller capitalization, higher risk stocks performing best worldwide. The skewed nature of the market recovery impacted our results for the year, as small cap portfolios outperformed large cap products. For the year, BlackRock’s equity assets increased $257 million to $13.7 billion at year-end. Most importantly, we ended the year with strong momentum in our domestic equity effort and signs of improvement in our international equity products.

Domestic equity assets grew $1.0 billion to $5.0 billion at December 31, 2003. During the year, net new business raised from institutional investors and through external distributors totaled $712 million, which was overwhelmed by $748 million of outflows from PNC-related clients. Importantly, the positive new business efforts spanned our client base, including institutional separate account and fund investors as well as the successful offering of our first equity closed-end fund.

Significantly, strong investment results are supporting new business momentum. All of our domestic small cap equity composites outperformed their benchmarks, and all of the corresponding funds ranked in the top half of their Lipper peer groups in 2003.* In addition, our quantitative equity team, which joined the firm in February 2003, quickly implemented their models and rigorous investment process in the management of our domestic large cap portfolios. Their efforts enabled our large cap core equity fund, BlackRock Funds Select Equity Portfolio, to achieve top quartile performance within its Lipper peer group for the year.*

Our global opportunities team achieved strong performance for the year in international small cap products, attracting net inflows from a variety of institutional investors worldwide. The market environment was difficult, however, for our large cap international equity portfolios. These products performed poorly on a relative basis and, as a result, redemptions outpaced market gains. International equity assets ended the year down $760 million to $8.7 billion. We remain convinced, however, that as markets return to more normal conditions, these large cap portfolios will improve, benefiting from the consistency of the style and process that have enabled our Edinburgh-based team to produce an exceptional long-term track record.

Going into 2004, performance in our large cap international equity products appears to have stabilized and we have strong momentum in our domestic equity business, including a robust pipeline of new business opportunities. Further, as each of the newer teams gain more seasoning on BlackRock’s platform and demonstrates their ability to deliver strong performance, we will be able to more effectively introduce their products to a larger universe of prospective investors and pursue greater cross-selling opportunities.

*	See footnote above.

Item 1.	BUSINESS (continued)

Products (continued)

Alternative Investment Products

During 2003, we continued to expand our alternative investment platform, adding resources and diversifying our product mix. At year-end, alternative investments included hedge funds, fund of funds, high yield and real estate debt products. During the year, assets increased 31% to $6.9 billion. We continue to believe that managing alternative investments alongside long-only portfolios is beneficial and, accordingly, we will pursue opportunities to expand these offerings over time.

Hedge fund assets increased 21% to $1.9 billion at year-end. Our global fixed income hedge fund realized positive returns in 2003, and is expected to overtake its high water mark during 2004. In early 2003, we introduced a municipal hedge fund that seeks to achieve attractive after-tax returns. During the year, we raised $142 million principally from high net worth investors. We continue to experience strong investor demand for this strategy, and we are optimistic that we will achieve further growth in this product in 2004.

In April 2003, BlackRock acquired HPB Management, founded by hedge fund veteran, Howard Berkowitz, who joined BlackRock to lead our hedge fund of funds business. Since the acquisition, we have doubled assets under management to over $300 million. Investment strategy for these products leverages the firm’s capital markets expertise, risk management platform and extensive network of contacts in the financial community to source managers, conduct research, construct portfolios and manage risk. Performance was strong in 2003 and new business momentum continues to build.

Our high yield alternative investments consist of six collateralized debt obligations (CDOs) totaling $2.9 billion, including $342 million raised in 2003. During the year, we strengthened our resources in this area, adding global credit and high yield investment professionals to the fixed income team to further support our management of these products, other high yield accounts and holdings in our broader fixed income portfolios. Additional CDOs will be offered from time to time to target opportunities in the high yield debt and bank loan markets.

Assets managed in real estate debt products increased $696 million to $1.8 billion at December 31, 2003. The growth in these assets resulted principally from additional investments in our mezzanine portfolios and the restructuring of the real estate investment trust that we manage. To enhance investment strategy implementation and better leverage our capital markets and risk management expertise, we have integrated our real estate and fixed income portfolio management teams and are expanding their resources. In 2004, we expect to offer a second real estate mezzanine fund and are considering other business development opportunities.

Item 1.	BUSINESS (continued)

Products (continued)

BlackRock Solutions

BlackRock Solutions continues to expand, as institutional investors heighten their focus on investment and operational risk management. In 2003, we added 14 new assignments and increased revenues 18% to $58.7 million. New business included two system outsourcing contracts and 12 risk management assignments. Importantly, BlackRock Solutions’ revenue mix improved substantially in 2003, as a number of short-term assignments that we completed in 2002 were replaced by longer-term recurring revenue relationships.

Investment system outsourcing continues to be an important driver of BlackRock Solutions’ growth. Our investment system, Aladdin, is a fully integrated portfolio management system that facilitates front, middle and back office efficiency. Developed to support BlackRock’s asset management business, Aladdin is now used by leading institutions, including pension plans, insurance companies, asset managers, corporations and foundations, to support their direct investment activities. The depth of our analytical capabilities, breadth of security coverage, range of processing tools and automated compliance controls differentiate our system. Clients choose BlackRock Solutions for these features, as well as the significant efficiencies gained from the work process reengineering associated with an Aladdin implementation. We completed two additional system implementations in 2003 and have another in progress.

Our risk management services include risk reporting, advice and hedge execution. These services leverage the analytical capabilities embedded in Aladdin, as well as industry and capital markets expertise throughout the firm. We have a strong presence among mortgage banks, reflecting our unique ability to help these clients address the complex risks associated with origination and servicing. We also provide risk management services to a growing number of commercial banks, pension plans and insurance companies, and are witnessing increased interest from both domestic and international institutions who want to enhance their ability to monitor and manage their investment risks. Newer offerings include our Web-based pre-trade analytics tool, AnSer and investment accounting services which, when combined with investment and risk management, comprise a comprehensive solution for insurance companies.

In January 2004, we significantly expanded our balance sheet advisory capabilities with the addition of former under secretary of the U.S. Treasury Peter Fisher. Mr. Fisher will lead a new Advisory Services Group, which will leverage his broad public sector asset/liability management expertise with our capital markets and BlackRock Solutions capabilities to help clients address a variety of financial challenges.

BlackRock continues to rely on BlackRock Solutions’ systems and analytical capabilities to support our asset management business. As the regulatory environment evolves, institutions worldwide are increasingly focused on sound risk management practices and the ability to satisfy the demand for greater transparency. We have benefited from these developments and we expect interest in BlackRock Solutions’ products and related services to continue to grow in the coming years.

Item 1.	BUSINESS (continued)

Distribution

BlackRock’s marketing and client service efforts continue to differentiate the firm. In 2003, net new business of $22.5 billion fueled a 13% increase in assets under management to $309.4 billion. Over the past five years, net new business has accounted for 80% of the total increase in assets managed. At year-end, we managed $222.6 billion, or 72% of total assets under management, on behalf of 455 separate account clients in 34 countries. Institutions and individuals invested in our fund families – BlackRock Funds, BlackRock Closed-end funds, BlackRock Liquidity Funds and BlackRock Global Series – account for the remaining $86.8 billion, or 28%, of assets under management.

Our culture of teamwork and excellence focuses all employees on serving our clients. We pride ourselves on the quality and longevity of our relationships, and we are extraordinarily gratified to have celebrated our tenth anniversary with 27 clients. Sixty-one clients have entrusted us with assets in excess of $1 billion, and more than 225 clients have multiple investment and/or risk management assignments with BlackRock. We expect cross-selling to expand further as we continue to realize benefits from our 2002 consolidation of all marketing and client service on a unified platform.

Assets managed for U.S. clients increased 11% year-over-year to $250.9 billion at December 31, 2003. Net new business in long-dated portfolios totaled $19.0 billion, which was partially offset by a $3.9 billion decline in liquidity products. Institutional investors choose BlackRock for a wide variety of separate accounts and, increasingly, for the liquidity and diversification available in our institutional funds offerings. Private clients utilize our open-end and closed-end funds as well as, when applicable, our wealth management services and alternative investment offerings. Over the past five years, our domestic business has grown at a 15% compound annual rate, and we believe we will be able to continue to expand market share across a broad universe of domestic investors.

Our global presence continues to expand, as evidenced by the 27% year-over-year increase in assets managed for clients domiciled outside the United States. At December 31, 2003, assets managed for international investors totaled $58.5 billion, representing 19% of BlackRock’s assets under management. Professionals based in New York, Tokyo, Hong Kong and Edinburgh are responsible for international business development and client service. Their efforts, together with those of our strategic partners in Japan and Australia, helped us realize net new business of $7.3 billion during 2003 from 67 international investors in 26 countries. These clients, which include pension plans, insurance companies, banks, central banks and others, choose BlackRock for a wide variety of global and other fixed income portfolios, offshore liquidity funds, equity accounts and alternative investments. Over the past five years, our international business has grown at a 52% compound annual rate, and we believe we will continue to expand as we add resources and enhance our name recognition throughout the world.

Tax-exempt clients represent our largest client segment worldwide with $112.3 billion under management at year-end 2003, or 36% of BlackRock’s total assets under management. Assets managed for tax-exempt investors, including pension plans, foundations, endowments and other non-profit organizations, grew 19% during the year. BlackRock has benefited from a number of trends among tax-exempt institutions. Defined benefit plan sponsors continue to consolidate their fixed income investments with fewer managers. Plan contributions are being allocated in part to fixed income and the three-year long rebalancing trend out of bonds into stocks has abated and is beginning to reverse. Defined contribution plans represent a growing opportunity, as sponsors increasingly unbundle asset management and plan administration and participants seek greater investment choice. Finally, as our product line expands, we are better able to serve foundations, endowments and others that focus heavily on equity and alternative investments.

Item 1.	BUSINESS (continued)

Distribution (continued)

At December 31, 2003, BlackRock managed $95.3 billion of separate account assets for taxable clients, including insurance companies, corporations, banks and high net worth individuals. Assets managed for insurance companies represented 62% of this total, with $12.5 billion of net new business in 2003 driving a 34% increase in insurance assets to $59.2 billion, or 19% of BlackRock’s total assets under management. Insurance companies often turn to BlackRock for a range of services that combine investment management with BlackRock Solutions’ risk management and investment accounting capabilities. Services are tailored to take into consideration a wide variety of asset/liability management issues, including accounting, tax, regulatory and rating agency considerations. Our clientele includes reinsurance companies and life, health and property and casualty insurers, who are increasingly outsourcing all or a portion of their investment management. We expect this trend to continue and to extend to other financial institutions as well, and we believe BlackRock is well positioned to capitalize on these opportunities.

Institutional money market fund assets, which are managed on behalf of both taxable and tax-exempt investors, declined $6.6 billion, or 11%, to $53.7 billion at year-end 2003. These outflows, which were anticipated industry-wide following the Federal Reserve’s discount rate cut in November 2002, were mitigated somewhat by net inflows of $327 million in separate accounts and $3.5 billion in security lending portfolios. BlackRock retained its position as the eighth largest institutional money market fund manager in the nation, and our expanded liquidity team is focused on building market share over time.

Private clients are served through 40 open-end funds with assets of $18.4 billion and 49 closed-end funds with assets of $14.0 billion at year-end. Net new business totaled $2.0 billion during 2003, with $4.0 billion raised from institutions and through third party intermediaries offset in part by $2.0 billion of net outflows from PNC-related clients. During 2003, we raised six new closed-end funds totaling $2.6 billion in assets, including our first equity closed-end fund. We have made substantial investments in our fund sales effort, which includes 41 wholesalers, and have increased resources to support direct sales of our institutional funds products. The Company began to realize the benefits of these investments in 2003 and we expect to be able to build momentum in fund sales in the coming years.

Assets Under Management

By Client

	At December 31,						5-Year CAGR
	1998	1999	2000	2001	2002	2003
	($ in millions)
Geography
United States	$123,450	$153,933	$179,722	$204,943	$226,716	$250,864	15%
International	7,192	10,584	24,047	33,641	46,125	58,492	52%

Total	$130,642	$164,517	$203,769	$238,584	$272,841	$309,356	19%

Client Type
Tax-Exempt	$25,840	$41,528	$67,173	$75,414	$94,395	$112,275	34%
Taxable	29,446	36,759	48,649	59,110	77,366	95,295	26%
Institutional Liquidity	43,369	51,552	54,824	71,353	72,195	69,472	10%
Retail/Funds	31,987	34,678	33,123	32,707	28,885	32,314	0%

Total	$130,642	$164,517	$203,769	$238,584	$272,841	$309,356	19%

CAGR = Compound Annual Growth Rate

Item 1.	BUSINESS (continued)

Risks

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. As previously discussed in this report, risk management is considered to be of paramount importance to BlackRock’s day-to-day operations. Consequently, BlackRock devotes significant resources across all its operations to the identification, measurement, monitoring, management and analysis of market and operating risk, including investments in personnel and technology.

Change in the securities markets could lead to a decline in our revenues

Our investment management revenues are comprised of fees based on a percentage of the value of assets under management and performance fees expressed as a percentage of the returns realized on assets under management. A decline in the prices of stocks or bonds could cause our revenues to decline by:

•	Causing the value of our assets under management to decrease, which would result in lower investment management fees;

•	Causing the returns realized on our assets under management to decrease, which would result in lower performance fees;

•	Causing our clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that we do not serve, which would result in lower investment management fees; and

•	Causing our clients to rebalance assets away from investments that BlackRock manages into investments that BlackRock does not manage.

Poor investment performance could lead to loss of our clients and a decline in our revenues

We believe that investment performance is one of the most important factors for the growth of our assets under management. Poor investment performance relative to the portfolio benchmarks and to our competitors could impair our revenues and growth because:

•	Existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees;

•	Our ability to attract funds from existing and new clients might diminish; and

•	We might earn minimal or no performance fees.

Loss of key employees could lead to loss of clients and a decline in our revenues

BlackRock’s ability to attract and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining clients. The market for qualified fund managers, investment analysts, financial advisers and other professionals is extremely competitive. There can be no assurance that BlackRock will be successful in its efforts to recruit and retain the required personnel. BlackRock has encouraged the continued retention of its executives and other key personnel through measures such as providing deferred compensation and competitive annual and long-term compensation arrangements, and in the case of BlackRock’s Chairman and Chief Executive Officer, an employment agreement. However, there can be no assurance that BlackRock will be successful in retaining all of its key personnel. Loss of a significant number of key personnel could have an adverse effect on BlackRock.

Item 1.	BUSINESS (continued)

Risks (continued)

Failure to maintain our technological advantage could lead to a loss of clients and a decline in our revenues

A key element to our continued success is our ability to maintain our technological advantage both in terms of operational efficiency and in supporting the sophisticated risk analytics incorporated into our operating systems. There can be no assurance that we will be able to maintain this technological advantage or be able to effectively protect and enforce our intellectual property rights in these systems and processes.

Loss of significant separate accounts would decrease our revenues

We had approximately 455 separate account clients on December 31, 2003, of which the ten largest (excluding alternative investment products and BlackRock Solutions clients) generated approximately 8% of our total revenues during 2003. Our clients may terminate investment management contracts or withdraw funds on short notice. A change in control of BlackRock or PNC may also require re-approval by registered investment companies of their investment management contracts with us. Loss of any of these accounts would reduce our revenues. We have, from time to time, lost separate accounts because of corporate mergers and restructuring, and in the future we could lose accounts under these or other circumstances, such as adverse market conditions or poor performance.

Concentration of PNC-related assets in total assets under management could result in loss of revenue if the PNC-related assets are withdrawn by PNC or PNC-related accounts

Approximately 10% ($32 billion at December 31, 2003) of assets under management for BlackRock are assets related to PNC. PNC or PNC-related accounts generated $72.1 million, or 12%, of BlackRock’s total revenue in 2003. PNC or PNC-related accounts may withdraw these assets at any time and we may not be able to replace them. In addition, we may not be successful in increasing sales through PNC channels and PNC may determine not to continue using or making available our products. During 2003, BlackRock incurred $27.0 million of fund administration and servicing costs paid to PNC (7% of total expense) on PNC-related assets.

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

Performance fees may increase earnings volatility, which could decrease our stock price

A portion of our revenues are derived from performance fees on some investment and risk management advisory assignments. In most cases, performance fees are based on investment returns, although in some cases they are based on achieving specific service standards. Generally, we are entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If we do not exceed these targets, we will not generate performance fees for that period and, if targets are based on cumulative returns, we may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns, causing our earnings to be more volatile than if we did not manage assets on a performance fee basis. The volatility in our earnings may decrease our stock price. Performance fees represented 1% of our total revenue in 2003.

Item 1.	BUSINESS (continued)

Risks (continued)

Our corporate or acquisition strategies may decrease our earnings and harm our competitive position

We employ a variety of strategies intended to enhance our earnings and expand our product offerings to improve our profit margins. These strategies have included smaller-sized lift-outs of investment teams and acquisitions of investment management businesses. In general, our strategies may not be effective and failure to successfully develop and implement our strategies may decrease our earnings and harm our competitive position in the investment management industry. In the event we pursue meaningful acquisitions, we may not be able to find suitable businesses to acquire at acceptable prices and we may not be able to successfully integrate or realize the intended benefits from these acquisitions.

Failure to develop effective business resiliency plans could disrupt operations and cause financial losses, which could decrease our stock price

We are dependent on the availability of our office facilities and the proper functioning of our computer and telecommunications systems. A disaster, such as water damage, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in our stock price.

Failure to implement effective information security policies, procedures and capabilities could disrupt operations and cause financial losses which could result in a decrease in our earnings or stock price

We are dependent on the effectiveness of our information security policies, procedures and capabilities to protect our computer and telecommunications systems, and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack or a virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt our business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.

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

Item 1.	BUSINESS (continued)

Risks (continued)

Failure to comply with government regulations could result in fines or temporary or permanent prohibitions on our activities, which could cause our earnings or stock price to decline

Our business is subject to extensive regulation in the United States and certain of our activities are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. Recently, the SEC and other governmental agencies have been investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, the effect of which will further regulate the mutual fund industry and impose additional compliance obligations, and costs for fulfilling such obligations, on BlackRock. Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of our engagement in certain activities, reputational harm, suspensions of our personnel or revocation of their licenses, suspension or termination of our investment adviser or broker-dealer registrations, or other sanctions, which could cause our earnings or stock price to decline.

Certain of our subsidiaries are registered with the Securities and Exchange Commission (SEC) under the Investment Advisers Act, and BlackRock’s mutual funds are registered with the SEC under the Investment Company Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on investment advisers to registered investment companies. The failure of one of our subsidiaries to comply with the Investment Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts, including censure, termination of an investment adviser’s registration, or prohibition to serve as adviser to SEC-registered funds and could lead to litigation by investors in those funds, any of which could cause our earnings or stock price to decline.

Failure to comply with ERISA regulations could result in penalties against us and cause our earnings or stock price to decline

Our asset management subsidiaries are subject to the Employee Retirement Income Security Act of 1974, or ERISA, and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of our subsidiaries to comply with these requirements could result in significant penalties against us that could reduce our earnings or cause our stock price to decline.

Item 1.	BUSINESS (continued)

Risks (continued)

Our largest stockholder, PNC, controls a majority of the outstanding voting power of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting while PNC remains the majority stockholder.

Four of our eleven directors are directors and/or executive officers of PNC and, as of December 31, 2003, PNC indirectly owned approximately 70% of our outstanding common stock, representing approximately 83% of the combined voting power of all classes of voting stock of BlackRock. As long as PNC owns a majority of the voting power of our common stock, PNC will be able to elect our entire board of directors and to remove any director, with or without cause, and generally to determine the outcome of all corporate actions requiring stockholder approval. Additionally, our bylaws provide that, subject to applicable law and rules of the New York Stock Exchange (NYSE), prior to the date on which PNC or another person beneficially owns less than a majority of the voting power of BlackRock common stock, a majority of all directors on the committees of our board of directors will be designated by PNC or such other person. As a result, subject to the power of executive management to manage the day-to-day operations of BlackRock, PNC will be in a position to continue to control all matters affecting BlackRock, including:

•	the composition of our board of directors and, through it, any determination with respect to the direction and policies of BlackRock, including the appointment and removal of officers;

•	any determination with respect to mergers or other business combinations involving BlackRock;

•	the acquisition or disposition of assets by BlackRock;

•	future issuances of common stock or other securities of BlackRock;

•	the incurrence of debt by BlackRock;

•	amendments, waivers and modifications to our agreements, including those with PNC;

•	the payment of dividends on our common stock; and

•	determinations with respect to the treatment of items in our tax returns that are consolidated or combined with PNC’s tax returns.

Banking regulation of PNC and BlackRock limits our activities and the types of businesses in which we may engage

Because PNC is a bank holding company and BlackRock is a subsidiary of PNC and PNC Bank, National Association, its national bank subsidiary (PNC Bank), we are subject to general bank regulations that limit our activities and the types of businesses in which we may engage. Banking regulations may cause us to be at a competitive disadvantage because most of our competitors are not subject to these limitations. As a PNC Bank subsidiary, BlackRock is subject to the supervision, regulation, and examination of the Office of the Comptroller of Currency (OCC). BlackRock is also subject to the broad enforcement authority of the OCC, including the OCC’s power to prohibit BlackRock from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting its business. The OCC may also impose substantial fines and other penalties for violations of banking regulations applicable to BlackRock. Some of our subsidiaries that engage in activities outside the United States are subject to regulation and supervision by the Board of Governors of the Federal Reserve System (FRB). In addition, your shares will not be insured by the Federal Deposit Insurance Corporation (FDIC) or guaranteed by any bank.

Item 1.	BUSINESS (continued)

Risks (continued)

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

The foregoing risks are not exhaustive and new risks may emerge that affect BlackRock’s businesses. It is impossible for management to predict such future risks, and therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

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

Employees

At December 31, 2003, BlackRock had 973 full-time employees, including 205 professionals in the portfolio management group, 274 professionals in BlackRock Solutions, 233 professionals in the separate account and funds marketing and client service areas and 261 professionals in executive, administrative and support functions.

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

Item 1.	BUSINESS (continued)

Regulation (continued)

BlackRock’s subsidiaries are subject to regulation, primarily at the federal level, by the SEC, the Department of Labor, the OCC, the Board of Governors of the Federal Reserve System (FRB), the Commodity Futures Trading Commission (CFTC) and other regulatory bodies.

The Investment Advisers Act of 1940, as amended, imposes numerous obligations on registered investment advisers such as BlackRock, including recordkeeping requirements, operational requirements, marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940, as amended, imposes similar obligations, as well as detailed operational requirements, on investment advisers, such as BlackRock, to registered investment companies and other managed accounts. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations.

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

BlackRock’s international operations are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. As BlackRock has expanded its international business, various of its subsidiaries and international operations have become subject to regulatory systems comparable to those affecting its operations in the United States. BlackRock’s international subsidiaries are subject to periodic examination by these regulatory agencies and have developed comprehensive compliance systems in order to satisfy applicable regulatory requirements.

The failure of BlackRock’s internal operations to comply with the applicable regulatory frameworks could have a material adverse effect on BlackRock.

PNC is a bank holding company and, as discussed below, is also a “financial holding company” regulated by the FRB. PNC Bank, the indirect parent of BlackRock, is a national bank subsidiary of PNC. As an operating subsidiary of PNC Bank, BlackRock is subject to most banking laws, regulations, and orders that are applicable to PNC Bank, and therefore to the supervision, regulation, and examination of the OCC, as well as the SEC. The OCC and the FDIC also have broad enforcement authority over PNC Bank and its subsidiaries, including the power to prohibit PNC Bank or any subsidiary from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting its business, to appoint the FDIC as conservator or receiver of PNC Bank if any of a number of conditions are met, and to impose substantial fines and other penalties. Supervision and regulation of PNC Bank and its subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of stockholders or creditors of national banks or their subsidiaries. The FRB has regulatory and supervisory authority with respect to PNC’s non-U.S. activities and investments, including non-U.S. activities and investments of BlackRock, as well as with respect to PNC’s non-bank subsidiaries.

Item 1.	BUSINESS (continued)

Regulation (continued)

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

Pursuant to the Gramm-Leach-Bliley Act (the GLB Act), a qualifying bank holding company may become a financial holding company and engage in a broad range of financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is “well capitalized,” is “well managed,” and has at least a satisfactory rating under the Community Reinvestment Act. PNC became a financial holding company as of March 13, 2000.

The GLB Act also permits a national bank, such as PNC Bank, to engage through the formation of a “financial subsidiary” in expanded activities, including securities underwriting and dealing.

In order to qualify to establish or acquire a financial subsidiary, a national bank and each of its depository institution affiliates must maintain “well capitalized” capital ratios, examination ratings of “1” or “2” (on a scale of “1” to “5”), and certain other criteria that are incorporated into the definition of “well managed” in the OCC’s rules, and may not have a less than satisfactory Community Reinvestment Act rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of 45% of the parent bank’s total assets or $50 billion. A national bank that is one of the largest 50 insured banks in the United States, such as PNC Bank, must also have issued debt with certain minimum ratings. In addition to calculating its risk-based capital on a generally accepted accounting principles (GAAP) basis, a national bank with one or more financial subsidiaries must also be “well capitalized” after excluding from its equity all equity investments, including retained earnings, in a financial subsidiary, and excluding from its consolidated assets the assets of the financial subsidiary. Any published financial statement for a national bank with a financial subsidiary must provide risk based capital information both in accordance with GAAP and as described above. The bank must also have policies and procedures to assess financial subsidiary risks and potential liabilities and protect the bank from such risks and potential liabilities.

Item 1.	BUSINESS (continued)

Regulation (continued)

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

On July 18, 2002, PNC announced that it had entered into a written agreement with the Federal Reserve Bank of Cleveland (Federal Reserve) and that its principal subsidiary, PNC Bank, had entered into a written agreement with the OCC. These agreements addressed such issues as risk, management and financial controls. On September 15, 2003 and September 29, 2003, respectively, the Federal Reserve lifted its formal written agreement with PNC and the OCC lifted its formal written agreement with PNC Bank. These actions brought to a conclusion the agreements into which PNC had entered with bank regulatory agencies in July 2002.

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

PNC’s bank subsidiaries are subject to “cross-guarantee” provisions under federal law, which provide that if one of these banks or thrifts fails or requires FDIC assistance, the FDIC may assess a “commonly controlled” bank or thrift, such as PNC Bank, for the estimated losses suffered by the FDIC. The FDIC’s claim is superior to the claims of affiliates, such as BlackRock, and of stockholders of the banks. At December 31, 2003, both of PNC’s bank subsidiaries exceeded the required ratios for classification as “well capitalized” under statutory and regulatory standards.

BlackRock is subject to the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. BlackRock has established policies and procedures designed to ensure compliance with the Act and the related regulations.

PNC currently holds its ownership interest in BlackRock through a subsidiary of PNC Bank. As such, BlackRock currently is not subject to regulation under the nonbanking provisions of the Bank Holding Company Act. If PNC were instead to hold its ownership interest in BlackRock at the holding company level, BlackRock would no longer be subject to OCC supervision and regulation as a subsidiary of a national bank, but would instead become subject to FRB supervision and regulation as a nonbank subsidiary of a financial holding company. A nonbank subsidiary of a financial holding company may engage in insurance underwriting, insurance investment, and merchant banking activities, as well as the activities permissible for a financial subsidiary of a national bank.

Item 1.	BUSINESS (continued)

Regulation (continued)

Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of BlackRock and its subsidiaries. The profitability of BlackRock and its subsidiaries could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In addition, the SEC and other governmental agencies have recently been investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been introduced in Congress, the effect of which will further regulate the mutual fund industry and impose additional compliance obligations, and costs for fulfilling such obligations, on BlackRock.

The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the above discussion is general in nature and does not purport to be complete.

Available Information

BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. BlackRock makes available free of charge on or through its website at http://www.blackrock.com BlackRock’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to those reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also makes available on its website the charters for the Audit, Compensation, and Nominating Committees of the Board of Directors, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Further, BlackRock will provide, without charge upon written request, a copy of BlackRock’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as well as the committee charters, its Code Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Requests for copies should be addressed to Joseph Feliciani, Managing Director, BlackRock, Inc., 40 East 52nd Street, New York, New York 10022. You may also read and copy any document BlackRock files at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 2.	PROPERTIES

BlackRock’s principal office, which is leased, is located at 40 East 52nd Street, New York, New York. BlackRock also leases office space in New York City at 345 Park Avenue and in Edinburgh, Scotland; San Francisco, California; Kingwood, Texas; White Plains, New York; Hong Kong; Tokyo, Japan and Boston, Massachusetts and owns an 84,500 square foot office building in Wilmington, Delaware.

Item 3.	LEGAL PROCEEDINGS

As previously disclosed, BlackRock has received subpoenas from various federal and state governmental and regulatory authorities and various information requests from the Securities and Exchange Commission in connection with industry-wide investigations of mutual fund matters. BlackRock is continuing to cooperate fully in these matters. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments.”

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

No matters were submitted to a vote of BlackRock’s security holders during the fourth quarter of the year ended December 31, 2003.

Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

BlackRock’s class A common stock is listed on the NYSE and is traded under the symbol “BLK.” BlackRock’s class B common stock is not included for listing or quotation on any established market. At the close of business on February 18, 2004, there were 495 class A common stockholders of record and 32 class B common stockholders of record.

The following table sets forth for the periods indicated the high and low reported sale prices and dividends paid per share for the class A common stock as reported on the NYSE:

	Stock Price Ranges		Close	Dividends Paid
	High	Low
2003
First Quarter	$45.40	$39.58	$43.54	—
Second Quarter	$48.56	$43.20	$45.04	—
Third Quarter	$52.35	$43.60	$49.00	$0.20
Fourth Quarter	$53.63	$48.73	$53.11	$0.20
2002
First Quarter	$46.26	$40.90	$44.60	—
Second Quarter	$47.35	$40.45	$44.30	—
Third Quarter	$46.42	$40.00	$41.42	—
Fourth Quarter	$41.28	$34.30	$39.40	—

On February 26, 2004, BlackRock’s Board of Directors approved a 25% increase in BlackRock’s quarterly dividend to $0.25 per share.

Dividends

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

The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing. The data reflects certain reclassifications to conform with the current year’s presentation.

	Year ended December 31,
(Dollar amounts in thousands, except per share data)	2003	2002	2001	2000	1999
Income statement data
Revenue
Investment advisory and administration fees:
Mutual funds	$206,136	$212,214	$217,361	$229,259	$214,728
Separate accounts	322,556	306,951	278,126	223,521	154,046
BlackRock Asset Investors (BAI) (1)	—	—	—	—	(7,072)

Total advisory and administration fees	528,692	519,165	495,487	452,780	361,702
Other income	69,520	57,812	37,657	24,092	19,279

Total revenue	598,212	576,977	533,144	476,872	380,981

Expense
Employee compensation and benefits	228,905	230,634	215,118	189,684	138,025
BAI incentive compensation (1)	—	—	—	—	(5,387)
Fund administration and servicing costs	32,773	41,779	60,829	75,686	78,666
General and administration	107,333	88,601	76,567	58,311	48,570
Amortization of intangible assets (2)	925	824	10,454	10,153	9,653
Closed-end fund offering costs	—	—	—	—	511

Total expense	369,936	361,838	362,968	333,834	270,038

Operating income	228,276	215,139	170,176	143,038	110,943

Non-operating income (expense)
Investment income	23,346	9,492	11,576	7,734	3,445
Interest expense	(720)	(683)	(761)	(855)	(10,938)

	22,626	8,809	10,815	6,879	(7,493)

Income before income taxes and minority interest	250,902	223,948	180,991	149,917	103,450
Income taxes	95,247	90,699	73,557	62,556	44,033

Income before minority interest	155,655	133,249	107,434	87,361	59,417
Minority interest	253	—	—	—	—

Net income	$155,402	$133,249	$107,434	$87,361	$59,417

Per share data (unaudited)
Basic earnings	$2.40	$2.06	$1.67	$1.37	$1.04
Diluted earnings	2.36	2.04	1.65	1.35	1.04
Book value (3)	11.13	9.78	7.54	5.75	4.39
Market value (3)	53.11	39.40	41.70	42.00	17.19
Cash dividends declared per common share	0.40	N/A	N/A	N/A	N/A

Item 6.	SELECTED FINANCIAL DATA (continued)

	As of December 31,
(Dollar amounts in thousands)	2003	2002	2001	2000	1999
Balance sheet data
Cash and cash equivalents	$315,941	$255,234	$186,451	$192,590	$157,129
Investments	234,923	210,559	139,126	13,316	2,255
Intangible assets, net	192,079	182,827	181,688	192,142	194,257
Other assets	224,280	215,568	177,213	138,955	93,941
Total assets	967,223	864,188	684,478	537,003	447,582
Long-term debt	—	—	—	—	28,200
Total liabilities	252,676	229,534	198,361	168,762	167,056
Stockholders’ equity	713,308	634,654	486,117	368,241	280,526

Other financial data (unaudited)
Assets under management (Dollar amounts in millions)
Separate accounts:
Fixed income	$190,432	$156,574	$119,488	$103,561	$73,120
Liquidity	5,855	5,491	6,831	6,495	7,902
Securities lending	9,925	6,433	10,781	11,501	13,032
Equity	9,443	9,736	9,577	8,716	3,080
Alternative investment products	6,934	5,279	5,309	3,470	2,086

Subtotal	222,589	$183,513	151,986	133,743	99,220

Mutual funds:
Fixed income	23,924	19,012	15,754	13,317	13,318
Liquidity	58,565	66,588	62,141	43,190	36,587
Equity	4,278	3,728	8,703	13,519	15,392

Subtotal	86,767	89,328	86,598	70,026	65,297

Total	$309,356	$272,841	$238,584	$203,769	$164,517

(1)	Pursuant to a plan of liquidation, the assets of BAI were sold in 1999 and its business operations terminated.

(2)	Amortization of intangible assets decreased due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) in 2002.

(3)	As of December 31 of the respective year ended.

N/A – Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $309.4 billion of assets under management at December 31, 2003. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management, investment analytics and enterprise investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (PNC), one of the largest diversified financial services organizations providing regional community banking; wholesale banking, including corporate banking; real estate finance and asset-based lending; wealth management; asset management and global fund services. As of December 31, 2003, PNC indirectly owned approximately 70% of BlackRock.

The following table summarizes BlackRock’s operating performance for the years ended December 31, 2003, 2002 and 2001:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data or otherwise stated)

				Variance vs.
	Year ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	Amount	%	Amount	%
Total revenue	$598,212	$576,977	$533,144	$21,235	4%	$43,833	8%
Total expense	$369,936	$361,838	$362,968	$8,098	2%	($1,130)	0%
Operating income	$228,276	$215,139	$170,176	$13,137	6%	$44,963	26%
Net income	$155,402	$133,249	$107,434	$22,153	17%	$25,815	24%
Diluted earnings per share	$2.36	$2.04	$1.65	$0.32	16%	$0.39	24%
Average diluted shares outstanding	65,860,368	65,307,548	64,926,199	552,820	1%	381,349	1%
Operating margin (a)	40.4%	40.2%	36.0%
Assets under management (Dollar amounts in millions)	$309,356	$272,841	$238,584	$36,515	13%	$34,257	14%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Note to table

(a)	Operating income divided by total revenue less fund administration and servicing costs. Computations for all periods presented derived from the Company’s consolidated financial statements, are as follows:

	Year ended December 31,
	2003	2002	2001
Operating income, as reported	$228,276	$215,139	$170,176

Revenue, as reported	598,212	576,977	533,144
Less: fund administration and servicing costs	(32,773)	(41,779)	(60,829)

Revenue used for asset management operating margin measurement	565,439	535,198	472,315

Adjusted operating margin	38.2%	37.3%	31.9%

Operating margin, as reported	40.4%	40.2%	36.0%

We believe that operating margin, as reported, is an effective indicator of management’s ability to effectively employ the Company’s resources. Fund administration and servicing costs have been excluded from operating margin because these costs are a contractual, asset-based expense, which can fluctuate based on the discretion of a third party.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of assets under management and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on and changes in the fair value of securities held in client accounts.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on assets under management. Performance fees generally are earned when investment performance exceeds a contractual threshold and, accordingly, may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management, investment analytics and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based either on predetermined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments. The fees earned on risk management advisory and investment system assignments are recorded as other income.

Operating expense consists of employee compensation and benefits, fund administration and servicing costs, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Fund administration and servicing costs reflect payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in the BlackRock Funds and BlackRock Closed-end Funds. Intangible assets at December 31, 2003 and 2002 were approximately $192.1 million and approximately $182.8 million, respectively, with amortization expense of approximately $0.9 million, $0.8 million and $10.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of intangible assets decreased due to the adoption of SFAS No. 142 in 2002. Intangible assets primarily reflect PNC’s acquisition of BlackRock Financial Management, L.P. (BFM) on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (Anthracite).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management

Assets under management (AUM) increased $36.5 billion, or 13%, to $309.4 billion at December 31, 2003, compared with $272.8 billion at December 31, 2002. The growth in assets under management was attributable to an increase of $39.1 billion, or 21%, in separate accounts, partially offset by a decrease of $2.6 billion, or 3%, in mutual fund assets.

The increase in separate accounts at December 31, 2003, as compared with December 31, 2002, was the result of net subscriptions of $26.5 billion and market appreciation of $12.5 billion. Net subscriptions in fixed income separate accounts, liquidity-securities lending separate accounts and alternative investment products were $24.1 billion, $3.5 billion and $1.5 billion, respectively, while equity separate accounts experienced net redemptions of $2.9 billion. The rise in fixed income separate accounts was primarily attributable to strong relative investment performance resulting in higher levels of funding from existing clients as well as increased sales to new clients. Fixed income net subscriptions of $24.1 billion is net of approximately $3.9 billion of market rebalancing outflows. Liquidity-securities lending separate accounts have increased due to an improvement in equity markets during 2003 resulting in higher levels of cash collateral managed for PFPC Worldwide, Inc., a PNC subsidiary. The $1.5 billion increase in alternative investment products stems from $0.8 billion of net new business in real estate products, the $0.3 billion launch of Magnetite V CLO, Limited on September 30, 2003 and $0.3 billion related to the acquisition of a hedge fund of funds manager and the subsequent addition of new fund of fund clients during 2003. The decline in equity separate accounts consisted of net redemptions totaling $3.2 billion in international equity accounts due to poor relative investment performance, partially offset by a $0.2 billion of net subscriptions in domestic equity assets during 2003. Market appreciation of $12.5 billion in separate accounts was primarily comprised of appreciation in fixed income assets of $9.7 billion due to current income and changes in interest rates and market appreciation in equity assets of $2.6 billion.

The $2.6 billion year over year decrease in mutual fund assets reflected net redemptions of $4.1 billion, which was partially offset by $0.6 billion of market appreciation in the closed-end funds driven by declining interest rates and $0.8 billion of market appreciation in the BlackRock Funds largely associated with the rise in the equity markets. Net redemptions of $4.1 billion primarily consisted of $6.7 billion in BlackRock Liquidity Fund assets, which was partially offset by $2.5 billion in net new business in the closed-end funds. The decrease in BlackRock Liquidity Fund assets was the result of lower absolute returns coupled with stable short term interest rates during the first quarter of 2003, as compared to 2002, which resulted in net redemption of $11.1 billion during the first quarter. Net redemptions in the BlackRock Liquidity Funds during the three months ended March 31, 2003 were partially offset by $4.4 billion in net subscriptions during the remainder of the year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

	December 31,			Variance %
(Dollar amounts in millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
All Accounts
Fixed income	$214,356	$175,586	$135,242	22.1%	29.8%
Liquidity	74,345	78,512	79,753	(5.3)	(1.6)
Equity	13,721	13,464	18,280	1.9	(26.3)
Alternative investment products	6,934	5,279	5,309	31.3	(0.6)

Total	$309,356	$272,841	$238,584	13.4%	14.4%

Separate Accounts
Fixed income	$190,432	$156,574	$119,488	21.6%	31.0%
Liquidity	5,855	5,491	6,831	6.6	(19.6)
Liquidity-Securities lending	9,925	6,433	10,781	54.3	(40.3)
Equity	9,443	9,736	9,577	(3.0)	1.7
Alternative investment products	6,934	5,279	5,309	31.3	(0.6)

Subtotal	222,589	183,513	151,986	21.3	20.7

Mutual Funds
Fixed income	23,924	19,012	15,754	25.8	20.7
Liquidity	58,565	66,588	62,141	(12.0)	7.2
Equity	4,278	3,728	8,703	14.8	(57.2)

Subtotal	86,767	89,328	86,598	(2.9)	3.2

Total	$309,356	$272,841	$238,584	13.4%	14.4%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the years ended December 31, 2003, 2002 and 2001, respectively. The data reflects certain reclassifications to conform with the current year’s presentation.

For the years ended December 31, 2003, 2002 and 2001, net subscriptions were $22.5 billion, $25.4 billion and $31.3 billion, respectively, and accounted for 62%, 74% and 90%, respectively, of the total increase in assets under management.

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2003	2002	2001
All Accounts
Beginning assets under management	$272,841	$238,584	$203,769
Net subscriptions	22,468	25,378	31,318
Market appreciation	14,047	8,879	3,497

Ending assets under management	$309,356	$272,841	$238,584

% of Change in AUM from net subscriptions	61.5%	74.1%	90.0%
Separate Accounts
Beginning assets under management	$183,513	$151,986	$133,743
Net subscriptions	26,540	21,322	12,030
Market appreciation	12,536	10,205	6,213

Ending assets under management	222,589	$183,513	151,986

Mutual Funds
Beginning assets under management	89,328	86,598	70,026
Net subscriptions (redemptions)	(4,072)	4,056	19,288
Market appreciation (depreciation)	1,511	(1,326)	(2,716)

Ending assets under management	86,767	89,328	86,598

Total	$309,356	$272,841	$238,584

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2003	2002	2001
Separate Accounts
Fixed Income
Beginning assets under management	$156,574	$119,488	$103,561
Net subscriptions	24,113	24,443	8,071
Market appreciation	9,745	12,643	7,856

Ending assets under management	190,432	156,574	119,488

Liquidity
Beginning assets under management	5,491	6,831	6,495
Net subscriptions (redemptions)	327	(1,365)	239
Market appreciation	37	25	97

Ending assets under management	5,855	5,491	6,831

Liquidity-Securities lending
Beginning assets under management	6,433	10,781	11,501
Net subscriptions (redemptions)	3,492	(4,348)	(720)

Ending assets under management	9,925	6,433	10,781

Equity
Beginning assets under management	9,736	9,577	8,716
Net subscriptions (redemptions)	(2,920)	2,269	2,752
Market appreciation (depreciation)	2,627	(2,110)	(1,891)

Ending assets under management	9,443	9,736	9,577

Alternative investment products
Beginning assets under management	5,279	5,309	3,470
Net subscriptions	1,528	323	1,688
Market appreciation (depreciation)	127	(353)	151

Ending assets under management	6,934	5,279	5,309

Total Separate Accounts
Beginning assets under management	183,513	151,986	133,743
Net subscriptions	26,540	21,322	12,030
Market appreciation	12,536	10,205	6,213

Ending assets under management	$222,589	$183,513	$151,986

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2003	2002	2001
Mutual Funds
Fixed Income
Beginning assets under management	$19,012	$15,754	$13,317
Net subscriptions	4,295	2,836	2,308
Market appreciation	617	422	129

Ending assets under management	23,924	19,012	15,754

Liquidity
Beginning assets under management	66,588	62,141	43,190
Net subscriptions (redemptions)	(8,035)	4,443	18,951
Market appreciation	12	4	—

Ending assets under management	58,565	66,588	62,141

Equity
Beginning assets under management	3,728	8,703	13,519
Net redemptions	(332)	(3,223)	(1,971)
Market appreciation (depreciation)	882	(1,752)	(2,845)

Ending assets under management	4,278	3,728	8,703

Total Mutual Funds
Beginning assets under management	89,328	86,598	70,026
Net subscriptions (redemptions)	(4,072)	4,056	19,288
Market appreciation (depreciation)	1,511	(1,326)	(2,716)

Ending assets under management	$86,767	$89,328	$86,598

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2003	2002	2001
Mutual Funds
BlackRock Funds
Beginning assets under management	$18,115	$24,195	$26,359
Net subscriptions (redemptions)	(523)	(4,533)	616
Market appreciation (depreciation)	762	(1,547)	(2,780)

Ending assets under management	18,354	18,115	24,195

BlackRock Global Series
Beginning assets under management	211	149	75
Net subscriptions	521	48	90
Market appreciation (depreciation)	106	14	(16)

Ending assets under management	838	211	149

BlackRock Liquidity Funds
Beginning assets under management	59,576	53,167	36,338
Net subscriptions (redemptions)	(6,706)	6,409	16,829

Ending assets under management	52,870	59,576	53,167

Closed End
Beginning assets under management	10,771	8,512	6,764
Net subscriptions	2,547	2,052	1,668
Market appreciation	643	207	80

Ending assets under management	13,961	10,771	8,512

Short Term Investment Funds (STIF)
Beginning assets under management	655	575	490
Net subscriptions	89	80	85

Ending assets under management	744	655	575

Total Mutual Funds
Beginning assets under management	89,328	86,598	70,026
Net subscriptions (redemptions)	(4,072)	4,056	19,288
Market appreciation (depreciation)	1,511	(1,326)	(2,716)

Ending assets under management	$86,767	$89,328	$86,598

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2003 as compared with the year ended December 31, 2002.

Revenue

Total revenue for the year ended December 31, 2003 increased $21.2 million, or 4%, to $598.2 million, compared with $577.0 million for the year ended December 31, 2002. Investment advisory and administration fees increased $9.5 million, or 2%, to $528.7 million for the year ended December 31, 2003, compared with $519.2 million for the year ended December 31, 2002. The growth in investment advisory and administration fees was primarily due to a 21% increase in separate account assets under management to $222.6 billion at December 31, 2003 partially offset by a decrease in separate accounts performance fees and a decrease in mutual fund assets under management of 3%. Other income of $69.5 million increased $11.7 million, or 20%, for the year ended December 31, 2003, compared with $57.8 million for the year ended December 31, 2002. The increase was primarily the result of increased sales in BlackRock Solutions products and services.

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2003	2002	Amount	%
Investment advisory and administration fees:
Mutual funds	$206,136	$212,214	($6,078)	(2.9%)
Separate accounts	322,556	306,951	15,605	5.1

Total investment advisory and administration fees	528,692	519,165	9,527	1.8
Other income	69,520	57,812	11,708	20.3

Total revenue	$598,212	$576,977	$21,235	3.7%

Mutual fund advisory and administration fees decreased $6.1 million, or 3%, to $206.1 million for the year ended December 31, 2003, compared with $212.2 million for the year ended December 31, 2002. The decrease in mutual fund revenue was primarily due to declines in BlackRock Fund and BlackRock Liquidity Fund fees of $14.3 million and $3.1 million, respectively, partially offset by an increase in closed-end fund fees of $11.1 million. The decrease in BlackRock Fund revenue includes an $18.4 million reduction due to redemptions of PNC-related assets of approximately $2.0 billion (average PNC-related assets in the BlackRock Funds declined approximately $3.4 billion year-over-year) which more than offset an increase in revenues attributable to $1.4 billion in third party net sales. The decrease in BlackRock Liquidity Fund revenue reflected a $1.3 billion decrease in average assets for the year ended December 31, 2003, compared with the year ended December 31, 2002, and $1.8 million related to a rebate of Securities and Exchange Commission registration fees. Closed-end fund revenue increased $11.1 million during 2003 due to an increase in assets of $3.2 billion primarily due to BlackRock’s new fund offerings, which generated $2.5 billion in AUM during 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2003 as compared with the year ended December 31, 2002. (continued)

Revenue (continued)

Separate account advisory fees increased $15.6 million, or 5%, to $322.6 million for the year ended December 31, 2003, compared with $307.0 million for the year ended December 31, 2002. Excluding performance fees, advisory fees on separate accounts increased $47.4 million, or 18%, to $313.7 million for the year ended December 31, 2003, compared with $266.3 million for the year ended December 31, 2002. The growth in separate account revenue excluding performance fees, was attributable to solid relative investment returns and improving equity markets resulting in a $39.1 billion, or 21%, increase in separate account assets. Performance fees of $8.9 million for the year ended December 31, 2003 decreased $31.8 million, or 78%, compared with $40.7 million for the year ended December 31, 2002 primarily due to a decrease in performance fees earned on the Company’s fixed income hedge fund. BlackRock will not earn additional performance fees on the fund until such time as positive investment performance exceeds the high water mark, which, assuming historical returns, could be expected to occur in the second quarter of 2004.

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2003	2002	Amount	%
Mutual funds revenue
BlackRock Funds	$69,361	$83,647	($14,286)	(17.1%)
Closed-end Funds	52,685	41,591	11,094	26.7
BlackRock Liquidity Funds	83,035	86,115	(3,080)	(3.6)
STIF	1,055	861	194	22.5

Total mutual funds revenue	206,136	212,214	(6,078)	(2.9)

Separate accounts revenue
Separate accounts base fees	313,681	266,252	47,429	17.8
Separate accounts performance fees	8,875	40,699	(31,824)	(78.2)

Total separate accounts revenue	322,556	306,951	15,605	5.1

Total investment advisory and administration fees	528,692	519,165	9,527	1.8

Other income	69,520	57,812	11,708	20.3

Total revenue	$598,212	$576,977	$21,235	3.7%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2003 as compared with the year ended December 31, 2002. (continued)

Expense

Total expense increased $8.1 million to $369.9 million for the year ended December 31, 2003, compared with $361.8 for the year ended December 31, 2002. The change primarily reflects increases in general and administration expense and fund administration and servicing costs paid to third parties of $18.7 million and $4.3 million, respectively, partially offset by decreases in affiliated fund administration and servicing costs and employee compensation and benefits of $13.4 million and $6.4 million, excluding the impact of increased appreciation of Rabbi trust assets, respectively.

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2003	2002	Amount	%
Employee compensation and benefits	$228,905	$230,634	($1,729)	(0.7%)
Fund administration and servicing costs
Affilates	26,949	40,304	(13,355)	(33.1)
Other	5,824	1,475	4,349	294.8
General and administration	107,333	88,601	18,732	21.1
Amortization of intangible assets	925	824	101	12.3

Total expense	$369,936	$361,838	$8,098	2.2%

The increase in general and administration expense primarily reflects increased marketing and promotional expense of $5.7 million associated with new closed-end fund launches and general business growth, $4.8 million in professional services and other costs incurred or reserved in connection with governmental investigations of the mutual fund industry and the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46R”), $2.8 million in increased occupancy costs related to the completion of BlackRock’s new headquarters facility in mid-2002, $1.8 million in foreign currency expense due to the decline of the U.S. dollar, $1.5 million in market data services and $1.3 million in insurance premiums. The rise in fund administration and servicing costs paid to third parties is primarily attributable to servicing costs related to new closed-end fund launches. The decline in affiliated fund administration and servicing costs was attributable to $13.4 million in decreased expense related to redemptions of PNC-related assets during 2003. Employee compensation and benefits expense, excluding the impact of increased appreciation of Rabbi trust assets, decreased $6.4 million, or 3%, and primarily consisted of a $19.0 million decrease in direct incentive compensation related to decreased performance fees earned on the Company’s fixed income hedge fund and a $2.2 million reversal of deferred compensation expense that more than offset increases in salaries and benefits of $6.8 million to support business growth and increased general bonus accruals of $5.8 million primarily due to operating income growth. During the year ended December 31, 2003, employee compensation and benefits increased $4.6 million compared to the year ended December 31, 2002 due to increased appreciation of Rabbi trust assets related to BlackRock deferred compensation plans.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2003 as compared with the year ended December 31, 2002. (continued)

Expense (continued)

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2003	2002	Amount	%
General and administration expense:
Marketing and promotional	$28,052	$22,379	$5,673	25.3%
Occupancy	22,033	19,263	2,770	14.4
Technology	17,613	17,822	(209)	(1.2)
Other general and administration	39,635	29,137	10,498	36.0

Total general and administration expense	$107,333	$88,601	$18,732	21.1%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2003 as compared with the year ended December 31, 2002. (continued)

Operating Income and Net Income

Operating income was $228.3 million for the year ended December 31, 2003, representing a $13.1 million, or 6%, increase compared with the year ended December 31, 2002. During the year ended December 31, 2003, operating margin increased to 40.4% as compared to 40.2% during the year ended December 31, 2002. Excluding the investment performance impact of Rabbi trust assets associated with the Company’s deferred compensation plans, operating margin increased from 39.9%1 during 2002 to 40.9%1 during 2003. The increase in operating margin was due to scale benefits associated with higher fixed income, liquidity and BlackRock Solutions revenue and a reduction in the Company’s bonus accrual rate in 2003. Non-operating income increased $13.8 million, or 157%, to $22.6 million during the year ended December 31, 2003 compared to $8.8 million during the year ended December 31, 2002. The increase in non-operating income was primarily due to appreciation on Rabbi trust assets related to the Company’s deferred compensation plans of $4.7 million, increased interest and dividend income on the Company’s corporate cash and investments of $4.1 million, the recognition of impairment losses totaling approximately $4.0 million on the Company’s CDO and mutual fund investments during 2002 and $1.0 million in gains on investments. Income tax expense was $95.2 million and $90.7 million, representing effective tax rates of 38% and 40.5% for the years ended December 31, 2003 and December 31, 2002, respectively. The decrease in the Company’s effective tax rate was due to a previously disclosed decision that the Company will file certain combined and unitary state income tax returns with PNC Bank, N.A. (PNC Bank) and/or one or more PNC Bank subsidiaries. Net income totaled $155.4 million for the year ended December 31, 2003, compared with $133.2 million for the year ended December 31, 2002, representing an increase of $22.2 million, or 17%.

[1]

	Year ended December 31,
	2003	2002
Operating income, as reported, and used for operating margin measurement	$228,276	$215,139
Add back: investment income on Rabbi trust assets	3,257	(1,443)

Operating income, as adjusted	231,533	213,696

Revenue, as reported	598,212	576,977
Less: fund administration and servicing costs	(32,773)	(41,779)

Revenue used for operating margin measurement	565,439	535,198

Adjusted operating margin	38.2%	37.3%

Operating margin, as reported in BlackRock, Inc.’s financial highlights	40.4%	40.2%

Operating margin, as adjusted	40.9%	39.9%

Management believes that operating margin, as adjusted, is an effective indicator of its ability to effectively employ the Company’s resources. Appreciation on Rabbi trust assets related to the Company’s deferred compensation plans has been excluded because investment performance of these assests has a nominal impact on net income. Investment income and compensation and benefits expense related to these plans increase and decrease in equal amounts except for minor timing differences.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2002 as compared with the year ended December 31, 2001.

Revenue

Total revenue for the year ended December 31, 2002 increased $43.8 million, or 8%, to $577.0 million, compared with $533.1 million for the year ended December 31, 2001. Investment advisory and administration fees increased $23.7 million, or 5%, to $519.2 million for the year ended December 31, 2002, compared with $495.5 million for the year ended December 31, 2001. The growth in investment advisory and administration fees was primarily due to a 14% increase in assets under management to $272.8 billion at December 31, 2002. Other income of $57.8 million increased $20.2 million, or 54%, for the year ended December 31, 2002, compared with $37.7 million for the year ended December 31, 2001. The increase was the result of increased sales of BlackRock Solutions products and services but included approximately $6 million for a consulting assignment that was terminated late in 2002 subsequent to the client being acquired.

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2002	2001	Amount	%
Investment advisory and administration fees:
Mutual funds	$212,214	$217,361	($5,147)	(2.4%)
Separate accounts	306,951	278,126	28,825	10.4

Total investment advisory and administration fees	519,165	495,487	23,678	4.8
Other income	57,812	37,657	20,155	53.5

Total revenue	$576,977	$533,144	$43,833	8.2%

Mutual fund advisory and administration fees decreased $5.1 million, or 2%, to $212.2 million for the year ended December 31, 2002, compared with $217.4 million for the year ended December 31, 2001. The decrease in mutual fund revenue was due to a decline in BlackRock Fund fees of $38.8 million, partially offset by increases of BlackRock Liquidity Fund and closed-end fund fees of $22.4 million and $11.1 million, respectively. The decrease in BlackRock Fund revenue was due to a $6.1 billion, or 25%, decline in assets of which 79% related to withdrawals by PNC-related accounts. The increase in BlackRock Liquidity Fund revenue was the result of a $9.2 billion, or 20%, increase in average assets due to expanded marketing efforts, flight to quality considerations and declining interest rates. Closed-end fund revenue increased $11.1 million due to an increase in assets of $2.6 billion due to BlackRock’s new fund offerings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2002 as compared with the year ended December 31, 2001. (continued)

Revenue (continued)

Separate account advisory fees increased $28.8 million, or 10%, to $307.0 million for the year ended December 31, 2002, compared with $278.1 million for the year ended December 31, 2001. Excluding performance fees, advisory fees on separate accounts increased $44.3 million, or 20%, to $266.3 million for the year ended December 31, 2002, compared with $222.0 million for the year ended December 31, 2001. The growth in separate account revenue excluding performance fees was attributable to solid relative investment returns resulting in a $37.1 billion, or 31%, increase in fixed income separate account assets, partially offset by a $5.7 billion decrease in low fee generating liquidity and liquidity-securities lending account assets. Performance fees of $40.7 million for the year ended December 31, 2002 decreased $15.4 million, or 28%, compared with $56.1 million for the year ended December 31, 2001. Fund investment losses during the second and third quarters of 2002 have resulted in a high water mark for the Company’s fixed income hedge fund, which resulted in a decrease in earned incentive fees of $16.3 million, or 35%, to $30.4 million for the year ended December 31, 2002 compared with $46.7 million for the year ended December 31, 2002. BlackRock will not earn additional performance fees on the fund until such time as positive investment performance exceeds the high water mark. The decrease in fixed income hedge fund performance fees during the year ended December 31, 2002 was partially offset by a $1.2 million increase in incentive fees earned from real estate alternative investment products.

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2002	2001	Amount	%
Mutual funds revenue
BlackRock Funds	$83,647	$122,476	($38,829)	(31.7%)
Closed-end Funds	41,591	30,474	11,117	36.5
BlackRock Liquidity Funds	86,115	63,688	22,427	35.2
STIF	861	723	138	19.1

Total mutual funds revenue	212,214	217,361	(5,147)	(2.4)

Separate accounts revenue
Separate accounts base fees	266,252	222,002	44,250	19.9
Separate accounts performance fees	40,699	56,124	(15,425)	(27.5)

Total separate accounts revenue	306,951	278,126	28,825	10.4

Total investment advisory and administration fees	519,165	495,487	23,678	4.8

Other income	57,812	37,657	20,155	53.5

Total revenue	$576,977	$533,144	$43,833	8.2%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2002 as compared with the year ended December 31, 2001. (continued)

Expense

Total expense decreased $1.1 million to $361.8 million for the year ended December 31, 2002, compared with $363.0 million for the year ended December 31, 2001. The change primarily reflects decreases in fund administration and servicing costs-affiliates and amortization of intangible assets partially offset by increases in employee compensation and benefits, general and administration expense and fund administration and servicing costs paid to third parties.

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2002	2001	Amount	%
Employee compensation and benefits	$230,634	$215,118	$15,516	7.2%
Fund administration and servicing costs
Affiliates	40,304	60,829	(20,525)	(33.7)
Other	1,475	—	1,475	NM
General and administration	88,601	76,567	12,034	15.7
Amortization of intangible assets	824	10,454	(9,630)	(92.1)

Total expense	$361,838	$362,968	($1,130)	(0.3%)

NM = Not meaningful

For the year ended December 31, 2002, affiliated fund administration and servicing costs declined $20.5 million, or 34%, due to the reduction of PNC client investments in the BlackRock Funds to $12.1 billion at December 31, 2002, compared with $16.9 billion at December 31, 2001, and the effect of a revised investment management services agreement with PNC that became effective on July 1, 2002. Amortization of intangible assets decreased due to the adoption of SFAS No. 142 effective on January 1, 2002, which changed the accounting for goodwill from an amortization method to an impairment-only approach. Employee compensation and benefits increased $15.5 million primarily due to a $15.1 million increase in incentive compensation based on the growth of operating income and $10.1 million related to salary and benefits, partially offset by decreases of $8.3 million related to direct incentives on alternative product performance fees and $1.4 million attributable to investment losses with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans. Salary and benefit cost increases reflected a 14% increase in full-time employees to support business growth. General and administration expenses increased $12.0 million, or 16%, to $88.6 million for the year ended December 31, 2002, compared with $76.6 million for the year ended December 31, 2001, largely due to new business activity, increased headcount and corporate space and technology investments. During 2002, the Company incurred $1.5 million in fund administration and servicing costs to third parties in connection with servicing of newly-launched closed-end funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2002 as compared with the year ended December 31, 2001. (continued)

Expense (continued)

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2002	2001	Amount	%
General and administration expense:
Marketing and promotional	$23,854	$20,341	$3,513	17.3%
Occupancy	19,263	12,560	6,703	53.4
Technology	17,822	14,398	3,424	23.8
Other general and administration	27,662	29,268	(1,606)	(5.5)

Total general and administration expense	$88,601	$76,567	$12,034	15.7%

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

Operating Income and Net Income

Operating income was $215.1 million for the year ended December 31, 2002, representing a $45.0 million, or 26%, increase compared with the year ended December 31, 2001. During the year ended December 31, 2002, operating margin increased to 40.2% as compared to 36.0% during the year ended December 31, 2001. The increase in operating margin was due to scale benefits associated with higher fixed income, liquidity and BlackRock Solutions revenue and a reduction in amortization of intangible assets expense due to the Company’s adoption of SFAS No. 142. Non-operating income decreased $2.0 million, or 19%, to $8.8 million for the year ended December 31, 2002, compared with the year ended December 31, 2001. The decrease in non-operating income was primarily due to a decrease in interest income of $2.2 million attributable to falling interest rates, the recognition of $1.8 million in incremental impairment losses on the Company’s available-for-sale securities and $1.4 million in investment losses associated with senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans, partially offset by $3.2 million in securities gains. Income tax expense was $90.7 million and $73.6 million, representing effective tax rates of 40.5% and 40.6% for the years ended December 31, 2002 and December 31, 2001, respectively. Net income totaled $133.2 million for the year ended December 31, 2002, compared with $107.4 million for the year ended December 31, 2001, representing an increase of $25.8 million, or 24%.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash provided by the Company’s operating activities totaled $179.6 million, $172.0 million and $167.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Operating activities for the years ended December 31, 2003 and 2002 included net purchases of investments, trading, of approximately $17.1 million and $17.4 million, respectively, which represented initial investments associated with senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans and $6.0 million in seed investments made in two quantitative equity products during 2003. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital.

Net cash flow used in investing activities was $19.6 million, $96.8 million and $167.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Capital expenditures in 2003 for property and equipment were $13.5 million, compared to $42.8 million during the year ended December 31, 2002, and reflected the purchase of equipment to support corporate expansion and the growth of BlackRock Solutions. Cash paid for acquisitions of $8.9 million during the year ended December 31, 2003 consists of the acquisition of an 80% interest in a hedge fund of funds manager and the settlement of a contingent payment related to the acquisition of an equity hedge fund manager in 2002. Net sales of investments were $2.7 million for the year ended December 31, 2003, which primarily reflected a $74.1 million incremental divestiture of investments in the Company’s fixed income mutual funds, partially offset by a $63.2 million net investment in municipal bonds and $7.1 million in seed investments made in certain new alternative investment products.

Net cash flow used in financing activities was $102.3 million, $8.2 million and $6.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Financing activities primarily represented treasury stock activity and the payment of BlackRock’s first two quarterly dividends of $0.20 per share during the year ended December 31, 2003. On February 26, 2004, BlackRock’s Board of Directors approved a 25% increase in BlackRock’s quarterly dividend to $0.25 per share. Under the Company’s share repurchase program, BlackRock acquired approximately 1.6 million shares at a total cost of $75.1 million during the year ended December 31, 2003. In addition, in connection with the BlackRock Long-Term Deferred Compensation Plan, BlackRock repurchased approximately 157,000 shares of class A common stock at a total cost of $6.8 million from certain employees to facilitate required employee income tax payments during 2003. Approximately $7.5 million received by the Company, related primarily to the exercise of stock options, partially offset these transactions during the year ended December 31, 2003.

Subsequent to December 31, 2003, BlackRock’s Board of Directors approved a 2 million share repurchase program. The Company may make repurchases from time to time as market conditions warrant in open market or privately negotiated transactions at the full discretion of the Company’s management. The authority to purchase 310,000 shares available under pre-existing programs terminated with the approval of this program. In addition to authorizing the new share repurchase program, the Board of Directors also approved a management stock buy-back (the Management Buy-Back) that authorized BlackRock to purchase shares owned by senior management through the repurchase program. Shares repurchased by the Company under the Management Buy-Back reduced the current 2 million share repurchase authorization. Eligible participants elected to sell an aggregate of 690,575 shares which, based on BlackRock’s average closing price for the five days ended January 28, 2004 approximated $40.4 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

During the year ended December 31, 2003, the Company’s free cash flow, defined as cash provided by operating activities ($179.6 million and $172.0 million during the years ended December 31, 2003 and 2002, respectively) less purchases of property and equipment ($13.5 million and $42.9 million during the years ended December 31, 2003 and 2002, respectively), increased by $37.0 million to $166.1 million as compared to $129.1 million during the year ended December 31, 2002. The increase in the Company’s free cash flow is primarily attributable to significant capital expenditures of $42.9 million made during the year ended December 31, 2002, which reflected construction costs and purchases of equipment for 40 East 52nd Street, New York, New York, the Company’s corporate headquarters which was completed in mid-2002, compared to $13.5 million during the current period. We believe that free cash flow may be useful to investors as an indicator of the Company’s ability to meet working capital requirements.

Total capital at December 31, 2003 and 2002 was $714.5 million and $634.7 million, respectively, and was comprised primarily of stockholders’ equity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations and Commercial Commitments

The Company leases its primary office space under agreements that expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments.

In connection with the management contract acquired on May 15, 2000 associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite, a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition. For the year ended December 31, 2003, the related expense was $0.6 million. At December 31, 2003, the future commitment under the agreement is $8.0 million. If Anthracite’s management contract with BlackRock is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

In the ordinary course of business, BlackRock enters into contracts (purchase obligations) with third parties pursuant to which the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts which are either noncancelable or cancelable with penalty. At December 31, 2003, the Company’s obligations primarily reflect shareholder servicing arrangements related to client investments in the BlackRock Closed-end Funds, subadvisory agreements and standard service contracts with third parties for portfolio, market data and office services.

In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

The Company has entered into a commitment to invest $7.7 million in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock of which $3.5 million remained unfunded at December 31, 2003.

Summary of Commitments:

(Dollar amounts in thousands)	Total	2004	2005	2006	2007	2008	Thereafter
Lease Commitments	$162,142	$11,796	$11,021	$11,000	$10,966	$10,966	$106,393
Purchase Obligations	27,030	14,566	4,640	4,381	2,891	552	—
Acquired Management Contract	8,000	1,500	1,500	1,000	1,000	1,000	2,000
Investment Commitments	3,537	3,537	—	—	—	—	—

Total Commitments	$200,709	$31,399	$17,161	$16,381	$14,857	$12,518	$108,393

On April 30, 2003, the Company purchased 80% of the outstanding equity interests of an investment manager of a hedge fund of funds for approximately $4.1 million in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum or the continued employment of former employees of the investment manager with the Company. The Company is unable to estimate its potential obligation at this time. Therefore, it is not included in the table above.

As previously disclosed, BlackRock has received subpoenas from the various federal and state governmental and regulatory authorities and various information requests from the Securities and Exchange Commission in connection with industry-wide investigations of mutual fund matters. BlackRock is continuing to cooperate fully in these matters, and has incurred or reserved approximately $4.0 million to cover the currently estimated aggregate costs in connection with these regulatory matters.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Tax Matters

The Company’s New York state income tax returns are under examination for the years ended December 31, 1998, 1999, 2000 and 2001. The primary issues raised by the state taxing authority are whether certain BlackRock subsidiaries should have filed in the state and whether BlackRock is permitted to be included in a combined tax return filing with PNC. Management does not expect the results of this examination to adversely affect the Company’s consolidated financial statements.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management considers the following accounting policies critical to an informed review of BlackRock’s consolidated financial statements. For a summary of these and additional accounting policies see Note 1 of the Notes to Consolidated Financial Statements beginning on page F-8.

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If BlackRock does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s intent on holding the security. If BlackRock holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. Company management’s conclusion that BlackRock holds significant influence over an issuer whose security was previously classified as an available for sale security has a significant impact on the Company’s net income due to the related accounting treatment. Under the equity method, the Company’s share of the investee’s net income is recorded in investment income (loss) while unrealized gains and losses on available for sale securities are recorded in the accumulated other comprehensive income or loss component of stockholders’ equity until the securities are sold. Unrealized losses incurred during the year ended December 31, 2003 on readily marketable available for sale securities were approximately $1.7 million.

Nonmarketable Equity Securities

Investments, other, are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense) for alternative investment products and other income for operating joint ventures. If the Company does not maintain significant influence over the investee’s operations, the cost method of accounting is used. Under the cost method of accounting, investment income is recognized as received or upon the sale of the security. Therefore, Company management’s conclusion that BlackRock holds significant influence over an issuer has a significant impact on the Company’s net income. Unrealized gains on investments accounted for under the cost method totaled approximately $0.7 million during the year ended December 31, 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

Investments (continued)

Impairment of Securities

The Company’s management periodically assesses impairment on investments to determine if it is other than temporary.

Several of the Company’s available for sale investments represent interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amount) is less than the last revised estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value.

In evaluating impairments on all other available for sale and other securities, the Company considers the length of time and the extent to which the security’s market value, if determinable, has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security.

BlackRock Long Term Retention and Incentive Plan (LTIP)

The LTIP permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by the Company no later than March 2007. The Compensation Committee of the Company’s Board of Directors may vest a portion of the LTIP Awards, in its sole discretion, if the Company achieves certain alternative performance hurdles during the vesting period. For a more detailed discussion of the LTIP, refer to Note 10 in the Notes to the Consolidated Financial Statements.

There will be no expense recognition associated with the LTIP Awards unless vesting occurs or a partial vesting determination is considered probable and estimable. The Compensation and Audit Committees have determined, based on current conditions, that the probability of indicating any partial vesting prior to the opportunity for commencement of full vesting of the program at the conclusion of the first quarter of 2005 is unlikely. The LTIP was constructed such that the expected increase in value to stockholders necessary to fully vest the program had to result from continued growth in the Company’s earnings rather than from changes in the financial markets. As such, the Compensation Committee established a minimum performance period (through December 31, 2004) under which no vesting of the program would occur. At such time, the Compensation and Audit Committees will evaluate the likelihood that the Company will complete the program term with alternative vesting criteria performance in excess of LTIP requirements. The Company will accrue expense for this contingency accordingly.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. A change in an asset class’s estimated useful life by management would have a significant impact on the Company’s depreciation expense (approximately $20.4 million for the year ended December 31, 2003) due to the concentration of the Company’s property and equipment in relatively short-lived assets (useful lives of three to five years). A summary of the estimated useful lives used, by asset class, is included in Note 3 in the Notes to the Consolidated Financial Statements.

Recent Accounting Developments

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (“VIE”) and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”).

An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity’s activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity that either will absorb a majority of the VIE’s expected losses or has the right to receive a majority of the VIE’s expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concept No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.”

A public enterprise with a variable interest in a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after March 15, 2004, with the exception of special purpose entities (“SPEs”), as defined. A public enterprise with a variable interest in an SPE that has been deemed a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after December 15, 2003. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003. The Company has included the required disclosures for VIEs in which it has significant involvement in the notes to the consolidated financial statements, which begin on page F-3 of this filing.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Developments (continued)

Pursuant to the conceptual framework set forth in FIN 46R, the Company’s management has concluded that it is not the primary beneficiary of any SPEs that have been deemed VIEs. Therefore, the adoption of FIN 46R has not had a material impact on the Company’s consolidated financial statements.

Under previous guidance, the Company’s management determined that the Company was the primary beneficiary of six collateralized debt obligations (CDO) and consolidated the results of operations, financial position and cash flow for these entities during the three months ended September 30, 2003. The CDOs were subsequently deconsolidated under FIN 46R. A reconciliation of BlackRock’s adjusted condensed consolidated statements of financial condition and operations as of and for the three months ended September 30, 2003 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 is included in Note 1 to the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132R”). This statement requires additional disclosures about the assets, obligations, cash flows and net period benefit costs of a Company’s defined benefit pension and postretirement plans but does not change the measurement or recognition requirements set forth in preexisting guidance. The Company participates in PNC’s defined benefit pension and postretirement plans and does not maintain its own plans. No separate financial obligation data for the Company is available with respect to such plans. Therefore, the adoption of SFAS No. 132R, which is effective for all fiscal years ending after December 15, 2003, did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 became effective for all instruments issued after May 1, 2003 and is required to be applied to all financial instruments as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amended and clarified financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions

The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, the BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other commingled funds. Revenues for services provided to these mutual funds, including amounts earned from PNC-related accounts, are as follows:

	Year ended December 31,
(Dollar amounts in thousands)	2003	2002	2001
Investment advisory and administration fees:
BlackRock Funds:
PNC	$39,771	$58,145	$88,524
Other	29,590	25,502	33,952
BlackRock Closed-end Funds - Other	52,685	41,591	30,474
BlackRock Liquidity Funds
PNC	13,131	14,203	11,900
Other*	69,904	71,912	51,788
STIF - PNC	1,055	861	723

	$206,136	$212,214	$217,361

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (Nomura), a strategic joint venture partner, and affiliates of Nomura for a fee, based on assets under management. In addition, the Company provides risk management and private client services to PNC.

Revenues for such services are as follows:

	Year ended December 31,
(Dollar amounts in thousands)	2003	2002	2001
Separate accounts - Nomura	$13,021	$10,856	$8,316
Separate accounts - PNC	7,585	5,883	5,663
Private Client Services - PNC	5,525	5,525	5,525
Other income-risk management - PNC	5,000	5,000	5,000

	$31,131	$27,264	$24,504

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions (continued)

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the years ended December 31, 2003, 2002 and 2001 totaled $72.1 million, $89.6 million and $117.3 million, respectively.

PNC subsidiaries and PNC-related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	Year ended December 31,
(Dollar amounts in millions)	2003	2002	2001
BlackRock Funds	$9,850	$11,498	$17,468
BlackRock Liquidity Funds	8,280	9,415	9,527
STIF	744	655	575
Separate accounts	13,060	9,818	14,876

	$31,934	$31,386	$42,446

The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for the BlackRock Liquidity Funds and certain other commingled funds and service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

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

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Year ended December 31,
(Dollar amounts in thousands)	2003	2002	2001
Fund administration and servicing costs	$26,949	$40,304	$60,829
General and administration	5,773	6,397	6,728
General and administration-consulting	1,447	1,616	1,270

	$34,169	$48,317	$68,827

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions (continued)

Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock Funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable is approximately $9.8 million at both December 31, 2003 and 2002, which primarily represents investment advisory and administration services provided to Nomura and PNC subsidiaries and affiliates.

Receivable from affiliates was $0.1 million and $0.3 million at December 31, 2003 and 2002, respectively. These amounts primarily represent expenses paid on behalf of the BlackRock Funds and the BlackRock closed-end funds.

Accounts payable and accrued liabilities-affiliates was $40.7 million and $24.0 million at December 31, 2003 and 2002, respectively. These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable and do not bear interest.

Under the Management Buy-Back, eligible participants elected to sell 690,575 shares, representing 5.4% of the total holdings (defined as vested and unvested stock and stock options and, subject to satisfaction of performance goals, shares issuable under the LTIP) of senior management (8.3% of vested stock and stock options). Among the eligible participants, Laurence D. Fink, Chief Executive Officer, sold 250,000 shares; Ralph L. Schlosstein, president, sold 100,000 shares; Robert S. Kapito, Vice Chairman, sold 50,000 shares and Paul L. Audet, Chief Financial Officer, sold 25,000 shares. In all cases, the sales by these executives represented less than 10% of their total holdings.

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

Inflation

The majority of BlackRock’s revenues are based on the value of assets under management. There is no predictable relationship between the rate of inflation and the value of assets under management by BlackRock, except as inflation may affect interest rates. BlackRock does not believe inflation will significantly affect its compensation costs, as they are substantially variable in nature. However, the rate of inflation may affect BlackRock’s expenses, such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect BlackRock’s results of operations by reducing BlackRock’s assets under management, revenues or otherwise.

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, forward-looking statements are subject, among others, to the following risks and uncertainties that could cause actual results or future events to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in reduced demand for products or services or reduced value of assets under management or of investments; (3) the investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms; (11) terrorist activities, which may adversely affect the general economy, financial and capital markets, specific industries and BlackRock; (12) the ability to attract and retain highly talented professionals; and (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock’s investments, available for sale and other, consist primarily of BlackRock Funds and municipal debt securities. Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. As of December 31, 2003, the fair market value of seed investments was $42.1 million. The carrying value of BlackRock’s other investments included in the mutual funds total, as stated below, was $74.7 million as of December 31, 2003 and is comprised of $49.9 million in the Low Duration Bond Portfolio and $24.8 million in the GNMA Portfolio of the BlackRock Funds. These investments expose BlackRock to equity price risk. BlackRock does not hold any derivative securities to hedge its investments. The following table summarizes the fair values of the investments and provides a sensitivity analysis of the estimated fair values of all financial instruments subject to equity price risk, assuming a 10% increase or decrease in equity prices:

December 31, 2003	Carrying Value	Carrying value assuming 10% increase	Carrying value assuming 10% decrease
Mutual funds	$10,648	$11,713	$9,583
Equity securities	8,021	8,823	7,219

Total investments, trading	18,669	20,536	16,802

Mutual funds	78,226	86,049	70,403
Collateralized bond obligations	15,822	17,404	14,240

Total investments, available for sale	94,048	103,453	84,643

Mutual funds	5,801	6,381	5,221
Other	39,427	43,370	35,484

Total investments, other	45,228	49,751	40,705

Total investments	$157,945	$173,740	$142,151

December 31, 2002
Mutual funds	$5,131	$5,644	$4,618

Total investments, trading	5,131	5,644	4,618

Mutual funds	158,418	174,260	142,576
Collateralized bond obligations	10,375	11,413	9,338
Other	9,782	10,760	8,804

Total investments, available for sale	178,575	196,433	160,718

Other	12,582	13,840	11,324

Total investments, other	12,582	13,840	11,324

Total investments	$196,288	$215,917	$176,660

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

At December 31, 2003 and 2002, total investments, trading, of $10.6 million and $5.1 million, respectively, and total investments, other, of $19.0 million and $10.8 million, respectively, reflect investments by BlackRock with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans. Therefore, any change in the fair market value of these investments is offset by a corresponding change in the related deferred compensation liability.

The following table summarizes the carrying value of the Company’s investments in municipal debt securities, which expose BlackRock to interest rate risk, at December 31, 2003 and 2002. The table also provides a sensitivity analysis of the estimated carrying value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

December 31, 2003	Carrying Value	Carrying value assuming +100 basis point shift	Carrying value assuming - 100 basis point shift
Municipal debt securities	$76,978	$70,099	$84,414

December 31, 2002
Municipal debt securities	$14,271	$10,921	$18,535

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The independent auditor’s report and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to Financial Statements on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosure matters.

Item 9A.	CONTROLS AND PROCEDURES

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated its disclosure controls and procedures and internal control over financial reporting and concluded that (i) its disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors – Information Concerning the Nominees and Directors” and “Item 1: Election of Directors – Other Executive Officers” of the Proxy Statement in connection with the 2004 Annual Meeting of Stockholders (the Proxy Statement) is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Item 1: Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information regarding BlackRock’s Code of Ethics for its Chief Executive and other senior financial officers under the caption “Item 1: Election of Directors-Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

The information contained in the sections captioned “Item 1: Election of Directors-Compensation of Executive Officers” and “Item 1: Election of Directors-Compensation of Directors” of the Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the sections captioned “Item 1: Election of Directors-Ownership of BlackRock Common Stock,” “Item 1: Election of Directors-Ownership of PNC Common Stock” and “Item 2: Approval of an Amendment to the BlackRock, Inc. 2002 Long Term Retention and Incentive Plan” of the Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned “Item 1: Election of Directors-Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding BlackRock’s independent auditor fees and services in the section captioned “Independent Auditors” of the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

Included herein at pages F-1 through F-40.

The report of the Company’s former independent auditors follows:

Report of Independent Auditors

The Board of Directors and Stockholders

BlackRock, Inc.

We have audited BlackRock, Inc.’s consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of BlackRock Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of BlackRock, Inc.’s operations and its cash flows for year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

New York, New York

January 31, 2002

2.	Financial Data Schedules

All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(8)	Amended and Restated Bylaws of the Registrant.

3.3(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen of Common Stock Certificate (per class).

4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(1)	1999 Stock Award and Incentive Plan. +

10.3(1)	1999 Annual Incentive Performance Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16(11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17(11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21(9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002 +

10.22(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

3.	Exhibits (continued)

Exhibit No.	Description

10.23(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.25(10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10.26(10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.27(10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Powers of Attorney (included on signature page hereto).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.

(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.

(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.

(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.

(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.

(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.

(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.

+	Denotes compensatory plan.

(b)	Reports on Form 8-K

The registrant filed a report on Form 8-K on October 15, 2003 to report results of operations for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK

Laurence D. Fink Chairman, Chief Executive Officer and Director

March 12, 2004

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

Signature	Title	Date

/s/ LAURENCE D. FINK	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

Laurence D. Fink

/s/ PAUL L. AUDET	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

Paul L. Audet

/s/ JOSEPH FELICIANI, JR.	Managing Director (Principal Accounting Officer)	March 12, 2004

Joseph Feliciani, Jr.

/s/ WILLIAM O. ALBERTINI	Director	March 12, 2004

William O. Albertini

/s/ WILLIAM DEMCHAK	Director	March 12, 2004

William Demchak

/s/ MURRY S. GERBER	Director	March 12, 2004

Murry S. Gerber

/s/ JAMES GROSFELD	Director	March 12, 2004

James Grosfeld

/s/ DAVID KOMANSKY	Director	March 12, 2004

David Komansky

/s/ WILLIAM MUTTERPERL	Director	March 12, 2004

William Mutterperl

/s/ FRANK T. NICKELL	Director	March 12, 2004

Frank T. Nickell

/s/ THOMAS H. O’BRIEN	Director	March 12, 2004

Thomas H. O’Brien

/s/ JAMES E. ROHR	Director	March 12, 2004

James E. Rohr

/s/ RALPH L. SCHLOSSTEIN	Director	March 12, 2004

Ralph L. Schlosstein

/s/ LAWRENCE M. WAGNER Lawrence M. Wagner	Director	March 12, 2004

59

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Management’s Responsibility for Financial Reporting

BlackRock, Inc. is responsible for the preparation, quality and fair presentation of its published financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include judgments and estimates of management. BlackRock, Inc. also prepared the other information included in the Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

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

Management assessed BlackRock, Inc.’s internal control over financial reporting as of December 31, 2003. Based on this assessment management believes that BlackRock, Inc. maintained an effective internal control system over financial reporting as of December 31, 2003.

/s/ LAURENCE D. FINK	/s/ PAUL L. AUDET

Laurence D. Fink	Paul L. Audet
Chairman & Chief Executive Officer	Chief Financial Officer

February 18, 2004	February 18, 2004

Report of Independent Auditors

The Board of Directors and Stockholders

BlackRock, Inc.

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors whose report, dated January 31, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of BlackRock, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142. In addition, in 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 18, 2004

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$315,941	$255,234
Accounts receivable	127,235	113,789
Investments (cost: $226,566 and $214,652, respectively)	234,923	210,559
Property and equipment, net	87,006	93,923
Intangible assets	192,079	182,827
Receivable from affiliates	81	281
Other assets	9,958	7,575

Total assets	$967,223	$864,188

Liabilities
Accrued compensation	$172,447	$173,047
Accounts payable and accrued liabilities
Affiliate	40,668	23,977
Other	19,430	13,986
Acquired management contract obligation	5,736	6,578
Other liabilities	14,395	11,946

Total liabilities	252,676	229,534

Minority interest	1,239	—
Stockholders’ equity
Common stock, class A, 19,243,878 and 17,606,801 shares issued, respectively	192	176
Common stock, class B, 46,120,737 and 47,629,373 shares issued, respectively	461	476
Additional paid-in capital	196,446	199,990
Retained earnings	570,535	440,747
Unearned compensation	(10,270)	(1,535)
Accumulated other comprehensive income	6,027	231
Treasury stock, class A, at cost 954,067 and 38,714 shares held, respectively	(45,054)	(1,469)
Treasury stock, class B, at cost 313,626 and 281,281 shares held, respectively	(5,029)	(3,962)

Total stockholders’ equity	713,308	634,654

Total liabilities, minority interest and stockholders’ equity	$967,223	$864,188

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

	Year ended December 31,
	2003	2002	2001
Revenue
Investment advisory and administration fees
Mutual funds	$206,136	$212,214	$217,361
Separate accounts	322,556	306,951	278,126
Other income
Affiliate	5,000	5,000	5,000
Other	64,520	52,812	32,657

Total revenue	598,212	576,977	533,144

Expense
Employee compensation and benefits	228,905	230,634	215,118
Fund administration and servicing costs
Affiliates	26,949	40,304	60,829
Other	5,824	1,475	—
General and administration
Affiliates	7,220	8,013	7,998
Other	100,113	80,588	68,569
Amortization of intangible assets	925	824	10,454

Total expense	369,936	361,838	362,968

Operating income	228,276	215,139	170,176
Non-operating income (expense)
Investment income	23,346	9,492	11,576
Interest expense	(720)	(683)	(761)

Total non-operating income (expense)	22,626	8,809	10,815

Income before income taxes and minority interest	250,902	223,948	180,991
Income taxes	95,247	90,699	73,557

Income before minority interest	155,655	133,249	107,434
Minority interest	253	—	—

Net income	$155,402	$133,249	$107,434

Earnings per share
Basic	$2.40	$2.06	$1.67
Diluted	$2.36	$2.04	$1.65
Weighted-average shares outstanding
Basic	64,653,352	64,756,290	64,271,538
Diluted	65,860,368	65,307,548	64,926,199

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock		Total Stockholders’ Equity
	Class A	Class B					Class A	Class B
January 1, 2001	$95	$545	$172,156	$200,064	($2,126)	($2,477)	(16)	—	$368,241
Net income	—	—	—	107,434	—	—	—	—	107,434
Conversion of class B common stock to class A common stock	56	(56)	—	—	—	—	—	—	—
Issuance of class A common stock	6	—	8,817	—	—	—	—	—	8,823
Issuance of class B common stock	—	—	502	—	(206)	—	—	—	296
Amortization of discount on issuance of class B common stock	—	—	—	—	1,100	—	—	—	1,100
Treasury stock transactions	2	(2)	(3,063)	—	(695)	—	16	(604)	(4,346)
Tax benefit from stock options exercised	—	—	5,629	—	—	—	—	—	5,629
Foreign currency translation loss	—	—	—	—	—	(294)	—	—	(294)
Unrealized loss on investments, net	—	—	—	—	—	(766)	—	—	(766)

December 31, 2001	159	487	184,041	307,498	(1,927)	(3,537)	—	(604)	486,117
Net income	—	—	—	133,249	—	—	—	—	133,249
Conversion of class B common stock to class A common stock	11	(11)	—	—	—	—	—	—	—
Issuance of class A common stock	6	—	11,969	—	(864)	—	—	—	11,111
Issuance of class B common stock	—	—	331	—	—	—	—	—	331
Amortization of discount on issuance of class B common stock	—	—	(149)	—	1,256	—	—	—	1,107
Treasury stock transactions	—	—	(3,881)	—	—	—	(1,469)	(3,358)	(8,708)
Tax benefit from stock options exercised	—	—	7,679	—	—	—	—	—	7,679
Foreign currency translation gain	—	—	—	—	—	1,715	—	—	1,715
Unrealized gain on investments, net	—	—	—	—	—	2,053	—	—	2,053

December 31, 2002	176	476	199,990	440,747	(1,535)	231	(1,469)	(3,962)	634,654
Net income	—	—	—	155,402	—	—	—	—	155,402
Dividends paid	—	—	—	(25,614)	—	—	—	—	(25,614)
Conversion of class B common stock to class A common stock	12	(15)	(15,263)	—	—		15,266	—	—
Issuance of class A common stock	4	—	4,511	—	(9,693)		23,199	—	18,021
Amortization of discount on issuance of class B common stock	—	—	—	—	958	—	—	—	958
Stock based compensation	—	—	802	—	—	—	—	—	802
Forfeiture of restricted class B common stock	—	—	(100)	—	—	—	—	—	(100)
Treasury stock transactions	—	—	—	—	—	—	(82,050)	(1,067)	(83,117)
Tax benefit from stock options exercised	—	—	6,506	—	—	—	—	—	6,506
Foreign currency translation gain	—	—	—	—	—	3,097	—	—	3,097
Unrealized gain on investments, net	—	—	—	—	—	2,699	—	—	2,699

December 31, 2003	$192	$461	$196,446	$570,535	($10,270)	$6,027	($45,054)	($5,029)	$713,308

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$155,402	$133,249	$107,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,366	20,238	26,021
Minority interest	220	—	—
Stock-based compensation	6,351	4,926	4,483
Deferred income taxes	(2,311)	7,053	(8,460)
Tax benefit from stock-based compensation	6,506	7,679	5,629
Purchase of investments, trading, net	(17,071)	(17,350)	—
Net (gain) loss on investments	(7,947)	2,031	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,198)	(19,699)	(10,722)
Decrease (increase) in receivable from affiliates	200	2,288	(2,653)
Decrease (increase) in other assets	(540)	946	29
Increase in accrued compensation	5,493	33,349	22,775
Increase (decrease) in accounts payable and accrued liabilities	23,193	(4,137)	16,493
Increase in other liabilities	1,931	1,472	6,344

Cash provided by operating activities	179,595	172,045	167,373

Cash flows from investing activities
Purchase of property and equipment	(13,453)	(42,827)	(40,479)
Purchase of investments	(177,775)	(353,762)	(163,758)
Sale of investments	180,509	301,517	37,182
Acquisition of businesses, net of cash acquired	(8,930)	(1,733)	—

Cash used in investing activities	(19,649)	(96,805)	(167,055)

Cash flows from financing activities
Issuance of class A common stock	623	2,658	1,199
Issuance of class B common stock	—	332	296
Dividends paid	(25,614)	—	—
Purchase of treasury stock	(83,418)	(12,444)	(7,407)
Reissuance of treasury stock	6,915	2,048	445
Acquired management contract obligation payment	(842)	(766)	(696)

Cash used in financing activities	(102,336)	(8,172)	(6,163)

Effect of exchange rate changes on cash and cash equivalents	3,097	1,715	(294)
Net increase (decrease) in cash and cash equivalents	60,707	68,783	(6,139)
Cash and cash equivalents, beginning of year	255,234	186,451	192,590

Cash and cash equivalents, end of year	$315,941	$255,234	$186,451

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

December 31, 2003

(Dollar amounts in thousands, except share data)

Business

BlackRock, Inc. (together, with its subsidiaries, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients, including certain subsidiaries and affiliates of The PNC Financial Services Group, Inc. (“PNC”), and to individual investors through various investment vehicles. Institutional investment management services primarily consists of the active management of fixed income, equity and liquidity client accounts and the management of the BlackRock Liquidity Funds (formerly the BlackRock Provident Institutional Funds) a money market mutual fund family serving the institutional market. Individual investor services primarily consists of the management of the Company’s sponsored open-end (“BlackRock Funds”) and closed-end mutual funds. BlackRock Advisors, Inc. (“BA”), BlackRock Institutional Management Corporation (“BIMC”), BlackRock Financial Management, Inc. (“BFM”), BlackRock International, Ltd. (“BI”) and BlackRock Capital Management, Inc. (“BCM”) are registered investment advisers under the Investment Advisers Act of 1940 while BlackRock Investments, Inc. (“BII”) is a registered broker dealer under the Securities Exchange Act of 1934.

Basis of Presentation

BlackRock is indirectly majority owned by PNC. The consolidated financial statements of BlackRock include the assets, liabilities and earnings of its wholly-owned subsidiaries BA, BIMC, BFM, BI, BCM, BII, BlackRock Funding, Inc., BlackRock Overseas Investments Corporation, BlackRock Portfolio Holdings, Inc. and their subsidiaries. Intercompany accounts and transactions between the consolidated entities have been eliminated.

1.	Significant Accounting Policies

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

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If BlackRock does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s intent on holding the security. Investments, trading, primarily represent investments made by the Company in certain of the BlackRock Funds which are held in a Rabbi trust with respect to senior employee elections under BlackRock deferred compensation plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense). Investments, available for sale, consist primarily of corporate investments in BlackRock funds and municipal bonds. The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. If BlackRock holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. BlackRock’s share of the investee’s net income is included in investment income (expense).

Nonmarketable Equity Securities

Investments, other, consists primarily of certain institutional and private placement portfolios (“alternative investment products”) and operating joint ventures undertaken by the Company and are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense) for alternative investment products and other income for operating joint ventures. If the Company does not maintain significant influence over the investee’s operations, the cost method of accounting is used.

Realized gains and losses on trading, available for sale and other investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (expense) in the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if it is other than temporary. Several of the Company’s available for sale investments represent interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amount) is less than the last revised estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value. In evaluating impairments on all other available for sale and other securities, the Company considers the length of time and the extent to which the security’s market value, if determinable, has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security. Any impairment on investments which is deemed other than temporary is recorded in non-operating income (expense) on the consolidated statements of income as a realized loss.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter.

Intangible Assets

Intangible assets are comprised of goodwill, indefinite-lived intangible assets and intangible assets with a finite life. For the year ended December 31, 2001, goodwill was amortized on a straight-line basis over 25 years. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective on January 1, 2002, as required. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill, including goodwill recognized relating to past business combinations, ceased upon adoption of the new statement. Impairment testing for goodwill at a reporting unit level is required on at least an annual basis. The Company performs its review of goodwill on September 30 of each fiscal year, barring adverse triggering events in the interim. As a result of the cessation of amortization expense related to the adoption of SFAS No. 142, the Company’s diluted earnings per share has increased by approximately $0.09 and $0.08 per share during the years ended December 31, 2003 and 2002, respectively.

The Company periodically evaluates the carrying value of all other intangible assets. Any impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value. In such instances, impairment, if any, is measured on a discounted future cash flow basis.

Software Costs

The Company follows Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs of approximately $6,136 and $5,370 have been capitalized for the years ended December 31, 2003 and 2002, respectively, and are being amortized over an estimated useful life of three years.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Stock-based Compensation

Prior to 2003, the Company accounted for all awards issued under its 1999 Stock Award and Incentive Plan (the “Award Plan”) and shares issued under the BlackRock, Inc. 2001 Employee Stock Purchase Plan (“ESPP”) under the intrinsic method of accounting. No stock-based employee compensation cost related to these plans has been reflected in the Company’s net income for the years ended December 31, 2002 and 2001, as all awards granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. Fair value disclosures are included in the notes to the consolidated financial statements.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2003, 2002 and 2001 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year ended December 31,
	2003	2002	2001
Net income, as reported	$155,402	$133,249	$107,434
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,162	657	783
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,667)	(8,985)	(7,411)

Pro forma net income	$141,897	$124,921	$100,806

Earnings per share:
Basic - as reported	$2.40	$2.06	$1.67
Basic - pro forma	$2.19	$1.93	$1.57
Diluted - as reported	$2.36	$2.04	$1.65
Diluted - pro forma	$2.15	$1.91	$1.55

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations.

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded as earned. Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal. At December 31, 2003, no performance fees recorded by the Company are subject to reversal.

BlackRock provides a variety of risk management, investment analytics and investment system services to insurance companies, finance companies, pension funds, asset managers, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on predetermined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments. The fees earned on risk management advisory and investment system assignments are recorded as other income.

Administration and Servicing Costs

In connection with mutual funds advised by the Company, certain administration and servicing costs are expensed as incurred.

Comprehensive Income

All changes in stockholders’ equity, except those resulting from investments by stockholders and distributions to stockholders, are included in comprehensive income (loss).

Earnings Per Share

Basic earnings per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the total weighted average number of shares of common stock outstanding and common stock equivalents. Diluted earnings per common share is computed using the treasury stock method.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Business Segments

The Company’s management directs BlackRock’s operations as one business, the asset management business. As part of its asset management related services, the Company offers risk management services, investment analytics and enterprise investment systems under the BlackRock Solutions brand name as a means to enhance its asset management relationships and to offset its technology-related expenses. Clients comprising approximately 71% of BlackRock Solutions revenue for 2003 also maintained separately managed investment advisory accounts.

Disclosure of Fair Value

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of estimated fair values of certain on- and off-balance sheet financial instruments. The methods and assumptions are set forth below:

•	Cash and cash equivalents, receivables, other assets, accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short maturities.

•	The fair value of readily marketable investments is based on quoted market prices. If securities are not readily marketable, fair values are determined by the Company’s management. At December 31, 2003, the carrying value of investments approximates its fair value.

•	At December 31, 2003, the estimated fair value of the acquired management contract obligation based on current rates offered to the Company for debt, assuming an investment rating of “AAA” or its equivalent, with a similar remaining maturity was approximately $7,038.

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

Recent Accounting Developments

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (“VIE”) and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”).

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

A public enterprise with a variable interest in a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after March 15, 2004, with the exception of special purpose entities (“SPEs”), as defined. A public enterprise with a variable interest in an SPE which has been deemed a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after December 15, 2003. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003. The Company has included the required disclosures for VIEs in which it has significant involvement in the notes to these consolidated financial statements.

Pursuant to the conceptual framework set forth in FIN 46R, the Company’s management has concluded that it is not the primary beneficiary of any SPEs which have been deemed VIEs. Therefore, the adoption of FIN 46R has not had a material impact on the Company’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Under previous guidance, the Company’s management determined that the Company was the primary beneficiary of six collateralized debt obligations (“CDO”) and consolidated the results of operations, financial position and cash flow for these entities during the three months ended September 30, 2003. The CDOs were subsequently deconsolidated under FIN 46R. A reconciliation of BlackRock’s adjusted condensed consolidated statements of financial condition and operations as of and for the three months ended September 30, 2003 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 is as follows:

Condensed Consolidated Statement of Financial Condition

September 30, 2003

(unaudited)

	Deconsolidation
	As Reported	Adjustments	As Adjusted
Assets
Cash and cash equivalents	$241,567	$0	$241,567
Restricted cash	148,383	(148,383)	—
Investments	2,550,443	(2,295,715)	254,728
Other assets	544,409	(121,010)	423,399

Total assets	$3,484,802	($2,565,108)	$919,694

Liabilities
Borrowings	$2,035,637	($2,035,637)	$0
Unrealized depreciation on derivative contracts	76,305	(76,305)	—
Other liabilities	301,872	(80,462)	221,410

Total liabilities	2,413,814	(2,192,404)	221,410

Mandatorily redeemable preferred stock of subsidiaries	105,547	(105,547)	—
Minority interest	269,181	(268,259)	922
Stockholders’ equity	696,260	1,102	697,362

Total liabilities, minority interest and stockholders’ equity	$3,484,802	($2,565,108)	$919,694

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Condensed Consolidated Statement of Operations

Three months ended September 30, 2003

(unaudited)

	Deconsolidation
	As Reported	Adjustments	As Adjusted
Revenue
Investment advisory and administration fees	$129,601	$3,436	$133,037
Other income	17,307	—	17,307

Total revenue	146,908	3,436	150,344

Expense
Employee compensation and benefits	58,956	—	58,956
Other operating expenses	36,242	(2,498)	33,744

Total expense	95,198	(2,498)	92,700

Operating income	51,710	5,934	57,644
Non operating income (expense)
Investment income	66,923	(60,837)	6,086
Interest expense	(24,165)	24,013	(152)

	42,758	(36,824)	5,934

Income before income taxes, minority interest and cumulative effect of accounting change	94,468	(30,890)	63,578
Income taxes	23,579	—	23,579

Income before minority interest and cumulative effect of accounting change	70,889	(30,890)	39,999
Minority interest	30,930	(30,984)	(54)

Income before cumulative effect of accounting change	39,959	94	40,053
Cumulative effect of accounting change	139	(139)	—

Net income	$40,098	($45)	$40,053

Earnings per share
Basic	$0.62	$0.00	$0.62
Diluted	$0.61	$0.00	$0.61

In December 2003, the FASB issued SFAS No. 132 (revised December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132R”). This statement requires additional disclosures about the assets, obligations, cash flows and net period benefit costs of a Company’s defined benefit pension and postretirement plans but does not change the measurement or recognition requirements set forth in preexisting guidance. The Company participates in PNC’s defined benefit pension and postretirement plans and does not maintain its own plans. No separate financial obligation data for the Company is available with respect to such plans. Therefore, the adoption of SFAS No. 132R, which is effective for all fiscal years ending after December 15, 2003, did not have an impact on the Company’s consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 became effective for all instruments issued after May 1, 2003 and is required to be applied to all financial instruments as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amended and clarified financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

2.	Investments

A summary of the cost and carrying value of investments, available for sale, is as follows:

	Cost	Gross Unrealized		Carrying Value
December 31, 2003		Gains	Losses
Mutual funds	$78,913	$147	($834)	$78,226
Municipal debt securities	77,061	638	(721)	76,978
Collateralized debt obligations	11,752	4,070	—	15,822

Total investments, available for sale	$167,726	$4,855	($1,555)	$171,026

December 31, 2002
Mutual funds	$158,262	$1,095	($939)	$158,418
Municipal debt securities	13,823	448	—	14,271
Collateralized debt obligations	12,108	—	(1,733)	10,375
Other	9,782	—	—	9,782

Total investments, available for sale	$193,975	$1,543	($2,672)	$192,846

At December 31, 2003, the Company holds investments, available for sale, with a fair market value of $111, the cost of which has been in excess ($4 at December 31, 2003) of its carrying value for a period of time in excess of twelve months. All other investments, available for sale, where the respective cost basis exceeds the investment’s carrying value ($113,945 at December 31, 2003) have been in an unrealized loss position for less than twelve months.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

2.	Investments (continued)

A summary of the cost and carrying value of investments, trading and other, is as follows:

December 31, 2003	Cost	Carrying Value
Mutual funds	$9,573	$10,648
Equity securities	5,976	8,021

Total investments, trading	15,549	18,669

Mutual funds	6,795	5,801
Other	36,496	39,427

Total investments, other	43,291	45,228

Total investments, trading and other	$58,840	$63,897

December 31, 2002
Mutual funds	$5,461	$5,131

Total investments, trading	5,461	5,131

Other	15,216	12,582

Total investments, other	15,216	12,582

Total investments, trading and other	$20,677	$17,713

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

2.	Investments (continued)

All municipal debt securities have a maturity date in excess of ten years and an investment rating (provided by major rating agencies) of “AAA” or its equivalent.

A summary of sale activity in the Company’s available for sale portfolio during the years ended December 31, 2003, 2002 and 2001 is as follows:

	Year ended December 31,
	2003	2002	2001
Sales proceeds	$180,509	$301,517	$37,182

Gross realized gains	$2,293	$3,871	$188
Gross realized losses	(676)	(4,120)	—

Net realized gain (loss)	$1,617	($249)	$188

During the year ended December 31, 2002, gross realized losses include impairments of the Company’s seed investments in mutual funds and CDOs of approximately $1,800 and $2,200, respectively.

3.	Property and Equipment

Property and equipment consists of the following:

	Estimated useful life - in years	December 31,
		2003	2002
Land	N/A	$3,564	$3,564
Building	39	16,972	16,972
Leasehold improvements	1-13	40,941	43,707
Building improvements	15	6,486	5,957
Equipment and computer software	3-5	80,492	71,587
Furniture and fixtures	7	18,507	17,478
Construction in progress	N/A	822	—

		167,784	159,265
Less accumulated depreciation		80,778	65,342

Property and equipment, net		$87,006	$93,923

N/A - Not applicable

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

3.	Property and Equipment (continued)

Building and building improvements reflect the Wilmington, Delaware office.

Depreciation expense was approximately $20,441, $19,414 and $15,567 for the years ended December 31, 2003, 2002 and 2001, respectively.

4.	Other Income

Other income consists of the following:

	Year ended December 31,
	2003	2002	2001
BlackRock Solutions	$58,715	$49,860	$31,826
Investment accounting	4,611	3,469	1,878
Other	6,194	4,483	3,953

	$69,520	$57,812	$37,657

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

5.	Intangible Assets

Intangible assets at December 31, 2003 and 2002 consist of the following:

		December 31, 2003
	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets
Goodwill	N/A	$243,787	$65,842	$177,945
Management contracts acquired	N/A	8,866	—	8,866

Total goodwill and unamortized intangible assets		252,653	65,842	186,811

Management contract acquired	10.0	8,040	2,915	5,125
Other	2.2	286	143	143

Total amortized intangible assets	9.7	8,326	3,058	5,268

Total intangible assets		$260,979	$68,900	$192,079

		December 31, 2002
	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets
Goodwill	N/A	$240,797	$65,842	$174,955
Management contracts acquired	N/A	1,677	—	1,677

Total goodwill and unamortized intangible assets		242,474	65,842	176,632

Management contract acquired	10.0	8,040	2,111	5,929
Other	2.2	286	20	266

Total amortized intangible assets	9.7	8,326	2,131	6,195

Total intangible assets		$250,800	$67,973	$182,827

N/A - Not applicable

a) Goodwill

The consolidated financial statements reflect the results of operations of the former BlackRock Financial Management, L.P. and BFM Advisory L.P., which were acquired by PNC on February 28, 1995. Goodwill recognized at acquisition approximated $240,000 and was amortized on a straight-line basis over 25 years prior to the adoption of SFAS No. 142 in 2002. During 2003, the Company recognized $2,990 of goodwill related to an acquisition of a hedge fund of funds manager.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

5.	Intangible Assets (continued)

b) Management Contract Acquired - Amortizable

On May 15, 2000, BlackRock entered into a contract in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed REIT. This agreement assigns the managerial rights and duties of CORE Cap, Inc.’s former manager to BlackRock for consideration in the amount of $12,500 to be paid by BlackRock over a ten-year period. The present value of the acquired contract using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition, was $8,040 on May 15, 2000. This amount was recorded as an intangible asset and is being amortized on a straight-line basis over ten years.

c) Management Contracts Acquired - Unamortized

During 2003 and 2002, the Company acquired an equity hedge fund manager and a hedge fund of funds manager. In conjunction with these acquisitions, the Company assumed management contracts over several commingled investment vehicles which are indefinite in nature. Therefore, the fair market value of these contracts was recorded as an intangible asset and is not subject to amortization.

The following table reflects the adoption of SFAS No. 142:

	Year ended December 31,
	2003	2002	2001
Reported net income	$155,402	$133,249	$107,434
Goodwill amortization, net of tax	—	—	5,166

Adjusted net income	$155,402	$133,249	$112,600

Basic earnings per share:
Reported	$2.40	$2.06	$1.67
Goodwill amortization, net of tax	—	—	0.08

Adjusted	$2.40	$2.06	$1.75

Diluted earnings per share:
Reported	$2.36	$2.04	$1.65
Goodwill amortization, net of tax	—	—	0.08

Adjusted	$2.36	$2.04	$1.73

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

5.	Intangible Assets (continued)

Future expected amortization of intangible assets expense is as follows:

2004	$906
2005	824
2006	804

6.	Derivative Financial Instruments

The Company currently enters into forward foreign currency exchange contracts with a major multinational financial institution to hedge foreign currency exposures related to non-dollar denominated seed investments in its consolidated statements of financial condition. At December 31, 2003 and 2002, the contracts had a notional amount of $24,801 and $20,904, respectively, and unrealized depreciation of ($171) and ($794), respectively. Unrealized depreciation on derivatives is included in other liabilities on the consolidated statements of financial condition with the respective change included in general and administration expense on the consolidated statements of operations. All contracts mature on June 28, 2004.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

7.	Commitments

a) Lease Commitments

The Company leases its primary office space under agreements which expire through 2017. Future minimum commitments under these operating leases, net of rental reimbursements of $3,138 through 2005 from a sublease arrangement, are as follows:

2004	$11,796
2005	11,021
2006	11,000
2007	10,966
2008	10,966
Thereafter	106,393

$162,142

In connection with certain lease agreements, the Company is responsible for escalation payments.

Occupancy expense amounted to $22,033, $19,263 and $12,559 for the years ended December 31, 2003, 2002 and 2001, respectively.

b) Acquired Management Contract Obligation

In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite, a BlackRock managed REIT, the Company recorded an $8,040 liability using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition. For the years ended December 31, 2003, 2002 and 2001, the related expense was $602, $683 and $761, respectively. At December 31, 2003, the future commitment under the agreement is as follows:

2004	$1,500
2005	1,500
2006	1,000
2007	1,000
2008	1,000
Thereafter	2,000

8,000
Less: imputed interest	2,264

Present value of management contract	$5,736

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

7.	Commitments (continued)

If Anthracite’s management contract with BlackRock, Inc. is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

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

d) Mutual Fund Investigations

As previously disclosed, BlackRock has received subpoenas from various federal and state governmental and regulatory authorities and various information requests from the Securities and Exchange Commission in connection with industry-wide investigations of mutual fund matters. BlackRock is continuing to cooperate fully in these matters, and has incurred or reserved approximately $4,000 to cover the currently estimated aggregate costs in connection with these regulatory matters.

e) Other

The Company has entered into a commitment to invest $7,678 in Carbon Capital, Inc., a BlackRock managed REIT, of which $3,537 remained unfunded at December 31, 2003.

On April 30, 2003, the Company purchased 80% of the outstanding equity interests of an investment manager of a hedge fund of funds, for approximately $4,100 in cash. Additionally, the Company has committed to purchase the investment manager’s remaining equity on March 31, 2008, subject to acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum or the continued employment of former employees of the investment manager with the Company. The Company is unable to estimate its potential obligation at this time.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

8.	Variable Interest Entities not Subject to Consolidation

BlackRock acts as collateral manager for six CDOs. The CDOs invest in high yield securities and bank loans, among other investments, and offer opportunity for high return and are subject to greater risk than traditional investment products. These CDOs are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity of eight to twelve years when issued. As of December 31, 2003, the aggregate assets and debt of the CDOs were approximately $2,740,000 and $2,370,000, respectively. BlackRock’s equity ownership, which represents the extent of the Company’s risk of loss, was approximately $15,800 at December 31, 2003. The Company’s management has concluded that BlackRock is not the primary beneficiary of the CDOs and therefore the Company has not consolidated the CDOs’ assets, liabilities and results of operations.

BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which the entity has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. As of December 31, 2003, the aggregate assets and debt of this entity (including the trusts) were approximately $375,000 and $227,000, respectively. BlackRock’s equity ownership, which represents the extent of the Company’s risk of loss, was $5,000 at December 31, 2003. The Company’s management has concluded that BlackRock is not the primary beneficiary of this entity and therefore the Company does not consolidate the entity.

9.	Employee Benefit Plans

Involuntary Deferred Compensation Plan

Effective January 2002, the Company adopted an Involuntary Deferred Compensation Plan for the purpose of providing deferred compensation and retention incentives to key officers and employees. The Involuntary Deferred Compensation Plan provides for a mandatory deferral of up to 15% of annual incentive compensation. The mandatory deferral is matched by BlackRock in an amount equal to 20% and vests on a straight-line basis over a three-year vesting period. The matching contribution and investment income related to the mandatory deferral vests on the third-year anniversary of the deferral date. The Company funds the obligation through the establishment of a Rabbi trust on behalf of the participants in the plan.

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

The Rabbi trust established for the Involuntary and Voluntary Deferred Compensation Plans is reflected in investments as trading securities in the Company’s consolidated statements of financial condition. The corresponding liability is reflected in the Company’s consolidated statements of financial condition as accrued compensation. Earnings in the Rabbi trust, including unrealized appreciation (depreciation), are reflected as non-operating income or loss and employee compensation and benefits in equal amounts in the accompanying consolidated statements of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

9.	Employee Benefit Plans (continued)

Defined Contribution Plans

The Company’s employees participate in PNC’s Incentive Savings Plan (“ISP”), a defined contribution plan. Under the ISP, employee contributions of up to 6% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company. ISP expenses for the Company were $4,224, $3,872 and $3,397 for the years ended December 31, 2003, 2002 and 2001, respectively. Contributions to the ISP were matched primarily by shares of BlackRock’s common stock in 2003 and 2002 and PNC’s common stock in 2001, respectively. 500,000 shares of BlackRock’s common stock have been reserved for the ISP of which 263,188 shares have been issued as of December 31, 2003.

BI contributes to the BlackRock Group Personal Pension Plan (the “Pension Plan”), a defined contribution plan, for all employees who have been employed with BI for greater than three months. Under the Pension Plan, BI contributes 11% of each employee’s eligible compensation, which totaled $663, $542 and $545 during the years ended December 31, 2003, 2002 and 2001, respectively.

Postretirement Benefits

PNC provides certain health care and life insurance benefits for eligible employees. Expenses for postretirement benefits allocated to the Company by PNC were $37, $354 and $276 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, accrued postretirement benefits included in the consolidated statements of financial condition totaled $1,025 and $1,149, respectively. No separate financial obligation data for the Company is available with respect to such plan.

Noncontributory Defined Benefit Pension Plan

Certain employees of the Company participate in PNC’s noncontributory defined benefit pension plan. Retirement benefits are based on compensation level, age and length of service. Pension contributions are based on actuarially determined amounts necessary to fund total benefits payable to plan participants. During 2000, the Company contributed approximately $1,600 to the plan and had prepaid balances of approximately $573 and $1,093 in pension benefit obligation as of December 31, 2003 and 2002, respectively. These amounts were recorded in other assets on the consolidated statements of financial condition. BlackRock incurred $522 and $111 in pension expense during the years ended December 31, 2003 and 2002, respectively and did not incur pension expense during the year ended December 31, 2001.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

10.	Stock Award and Incentive Plans

Stock Award and Incentive Plan

Pursuant to the Company’s Award Plan, options are granted at an exercise price not less than the market value of common stock on the date of grant. These options have a ten-year life, vest ratably over periods ranging from 2-4 years and become exercisable upon vesting.

Stock option activity during 2001 – 2003 is summarized below:

Outstanding at	Shares under option	Weighted-avg. exercise price
December 31, 2000	2,401,510	$31.98
Granted	9,693	39.80
Exercised	103,226	14.00
Canceled	68,669	33.21

December 31, 2001	2,239,308	32.80
Granted	3,731,000	37.36
Exercised	130,272	14.00
Canceled	33,672	30.54

December 31, 2002	5,806,364	36.17
Granted	15,000	41.39
Exercised	209,357	20.65
Canceled	164,000	40.48

December 31, 2003	5,448,007	$36.65

In December 2003, the Company issued 191,331 restricted shares of class A common stock, at a fair market value of $51.77 per share, to certain employees under the Award Plan. These restricted shares vest over four years and are expensed on a straight line method over the respective vesting period. Expense incurred during the year ended December 31, 2003 totaled $213.

A maximum of 9,000,000 shares of class A common stock are authorized for issuance under the Award Plan at December 31, 2003. Of this amount, 2,801,040 shares remain available for future awards. The number of shares vested at December 31, 2003 was 1,213,207.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

10.	Stock Award and Incentive Plans (continued)

Stock Award and Incentive Plan (continued)

Stock options outstanding and exercisable as of December 31, 2003 are as follows:

Range of exercise prices	Outstanding shares under option	Weighted-avg. remaining contractual life	Outstanding shares Weighted-avg. exercise price	Exercisable shares under option	Exercisable shares Weighted-avg. exercise price
$14.00	487,994	5.75	$14.00	487,994	$14.00
$32.47	3,000	7.29	32.47	—	—
$37.36	3,653,000	8.79	37.36	—	—
$40.03 - $44.22	1,304,013	6.99	43.13	725,213	43.03

	5,448,007	8.15	$36.65	1,213,207	$31.35

BlackRock Inc. Long-Term Retention and Incentive Plan

On October 15, 2002, the Company finalized the BlackRock, Inc. Long-Term Retention and Incentive Plan (the “LTIP”). The LTIP permits the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by the Company no later than March 2007. In conjunction with the LTIP, BlackRock may issue up to 3.5 million stock options under the Award Plan with an exercise price equal to market value subject to vesting at December 31, 2006. As of December 31, 2003, the Company has awarded approximately 3.4 million stock options and approximately $216,100 in LTIP Awards. If the performance hurdles are achieved, the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, less income tax withholding. In addition, distributed shares to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40,000 in cash.

The LTIP Awards will fully vest at the end of any three-month period beginning in 2005 or 2006 during which the daily average closing price of the Company’s common stock is at least $62 per share, subject to approval by BlackRock stockholders at the Company’s annual meeting in May 2004. If that performance hurdle is not achieved, the Company’s Compensation Committee of its Board of Directors may, in its sole discretion, vest a portion of the LTIP Awards if the Company realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and the Company’s publicly-traded stock performs in the top half of its peer group during that time.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

10.	Stock Award and Incentive Plans (continued)

BlackRock Inc. Long-Term Retention and Incentive Plan (continued)

There will be no expense recognition associated with the LTIP Awards unless vesting occurs or a partial vesting determination is considered probable and estimable. The Compensation and Audit Committees have determined, based on current conditions, that the probability of indicating any partial vesting prior to the opportunity for commencement of full vesting of the program at the conclusion of the first quarter of 2005 is unlikely. The LTIP was constructed such that the expected increase in value to stockholders necessary to fully vest the program had to result from continued growth in the Company’s earnings rather than from changes in the financial markets. As such, the Compensation Committee established a minimum performance period (through December 31, 2004) under which no vesting of the program would occur. At such time, the Compensation and Audit Committees will evaluate the likelihood that the Company will complete the program term with alternative vesting criteria performance in excess of the LTIP requirements. The Company will accrue expense for this contingency accordingly. Once vesting occurs or a partial vesting determination is made, BlackRock will record compensation expense for the pro rata portion of the LTIP Awards earned from January 1, 2002 to date. Compensation expense for the remaining LTIP Awards will be recognized ratably from the determination date through the final vesting date and could extend through March 31, 2007. In addition, at the time that the BlackRock common stock portion of the LTIP Awards are distributed, BlackRock will record an increase in stockholders’ equity equal to the fair market value of the BlackRock common stock distributed to employees from shares surrendered by PNC.

Employee Stock Purchase Plan

The terms of the ESPP allow eligible employees to purchase shares of the Company’s class A common stock at 85% of the lesser of fair market value on the first or last day of each six-month offering period. Eligible employees may not purchase more than 500 shares of class A common stock in any six-month offering period. In addition, for any calendar year in which the option to purchase shares is outstanding, Section 423 (b)(8) of the Internal Revenue Code restricts an ESPP participant from purchasing more than $25 worth of class A common stock based on its fair market value. Prior to January 1, 2003, no charge to earnings was recorded with respect to the ESPP. Effective January 1, 2003, the Company adopted the fair value method for measuring compensation cost related to stock options pursuant to SFAS No. 123, as amended, and incurred ESPP-related compensation expense of approximately $624 during the year ended December 31, 2003. A total of 1,250,000 shares of class A common stock are available for issuance under the ESPP. The number of shares issued at December 31, 2003 and estimated to be issued pursuant to the ESPP for the offering period ending February 1, 2004 is approximately 200,000.

Fair Value Disclosures

The fair value of option grants and ESPP shares are estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	18.76% to 24.63%	16.13% to 33.85%	30.04% to 30.69%
Risk-free interest	1.03% to 1.2%	1.69% to 1.76%	2.37% to 5.37%
Expected term	8 years	8 years	7 years

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

10.	Stock Award and Incentive Plans (continued)

Fair Value Disclosures (continued)

The fair value of ESPP shares granted during 2003 was measured on February 1, 2003 and August 1, 2003, the commencement of each grant’s offering period. The Company’s first dividend was not declared until August 18, 2003. Therefore, the Company’s estimated dividend yield, as used in the Black-Scholes option-pricing model, remained at 0% during 2003.

The weighted-average fair value of the options granted and ESPP shares in 2003, 2002 and 2001 was $9.82, $15.04 and $10.83 per share, respectively.

Deferred Compensation Plan

The Company has a Long-term Deferred Compensation Plan (the “Plan”) to provide a competitive long-term incentive for key officers and employees. The awards vested through 2003 and were expensed on a straight-line method over the respective vesting periods. Compensation expense (reversal of prior period expense) under the Plan for the years ended December 31, 2003, 2002 and 2001 was ($1,821), $2,396 and $3,592, respectively. There were no outstanding awards under the Plan at December 31, 2003.

11.	Related Party Transactions

The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, the BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds including amounts earned from PNC-related accounts are as follows:

	Year ended December 31,
	2003	2002	2001
Investment advisory and administration fees:
BlackRock Funds:
PNC	$39,771	$58,145	$88,524
Other	29,590	25,502	33,952
BlackRock Closed-end Funds - Other	52,685	41,591	30,474
BlackRock Liquidity Funds*
PNC	13,131	14,203	11,900
Other*	69,904	71,912	51,788
STIF - PNC	1,055	861	723

	$206,136	$212,214	$217,361

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

11.	Related Party Transactions (continued)

The Company provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura, for a fee, based on assets under management. In addition, the Company provides risk management and private client services to PNC.

Revenues for such services are as follows:

	Year ended December 31,
	2003	2002	2001
Separate accounts - Nomura	$13,021	$10,856	$8,316
Separate accounts - PNC	7,585	5,883	5,663
Private Client Services - PNC	5,525	5,525	5,525
Other income-risk management - PNC	5,000	5,000	5,000

	$31,131	$27,264	$24,504

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the years ended December 31, 2003, 2002 and 2001 totaled $72,067, $89,617 and $117,335, respectively.

The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for the BlackRock Liquidity Funds and certain other commingled funds and service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

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

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Year ended December 31,
	2003	2002	2001
Fund administration and servicing costs	$26,949	$40,304	$60,829
General and administration	5,773	6,397	6,728
General and administration-consulting	1,447	1,616	1,270

	$34,169	$48,317	$68,827

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

11.	Related Party Transactions (continued)

Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock Funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable is approximately $9,828 and $9,791 at December 31, 2003 and 2002, respectively, which primarily represents investment advisory and administration services provided to Nomura and PNC subsidiaries and affiliates.

Receivable from affiliates was $81 and $281 at December 31, 2003 and 2002, respectively. The amount primarily represents a receivable for administration fees earned in connection with services provided to the BlackRock Closed-end Funds and Anthracite.

Payable to affiliates was $40,668 and $23,977 at December 31, 2003 and 2002, respectively. These amounts primarily represent income taxes payable and fund administration and servicing costs-affiliates payable and are non-interest bearing.

12.	Net Capital Requirements

As a registered broker-dealer, BII is subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels. At December 31, 2003 and 2002, BII’s net capital was $4,976 and $6,010 in excess of regulatory requirements, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

13.	Common Stock

BlackRock’s class A, $0.01 par value, common shares authorized was 250,000,000 shares at December 31, 2003 and 2002. BlackRock’s class B, $0.01 par value, common shares authorized was 100,000,000 shares at December 31, 2003 and 2002. Holders of class A common stock have one vote per share and holders of class B common stock have five votes per share on all stockholder matters affecting both classes.

The Company’s common shares issued and outstanding and related activity consist of the following:

	Shares issued				Shares outstanding Class
	Common shares Class		Treasury shares Class
	A	B	A	B	A	B
January 1, 2001	9,487,297	54,509,875	(353)	—	9,486,944	54,509,875
Conversion of class B stock to class A stock	5,685,484	(5,685,484)	—	—	5,685,484	(5,685,484)
Issuance of class A common stock	601,105	—	265	—	601,370	—
Issuance of class B common stock	—	58,638	—	—	—	58,638
Purchase of treasury stock	143,058	(208,422)	88	(125,633)	143,146	(334,055)

December 31, 2001	15,916,944	48,674,607	—	(125,633)	15,916,944	48,548,974
Conversion of class B stock to class A stock	1,035,424	(1,098,873)	63,449	(16,607)	1,098,873	(1,115,480)
Issuance of class A common stock	648,471	—	—	—	648,471	—
Issuance of class B common stock	—	53,639	—	—	—	53,639
Treasury stock transactions	5,962	—	(102,163)	(139,041)	(96,201)	(139,041)

December 31, 2002	17,606,801	47,629,373	(38,714)	(281,281)	17,568,087	47,348,092

Conversion of class B stock to class A stock	1,144,059	(1,508,636)	364,577	—	1,508,636	(1,508,636)
Issuance of class A common stock	493,018	—	525,015	—	1,018,033	—
Treasury stock transactions	—	—	(1,804,945)	(32,345)	(1,804,945)	(32,345)

December 31, 2003	19,243,878	46,120,737	(954,067)	(313,626)	18,289,811	45,807,111

During the year ended December 31, 2003, the Company paid dividends of $0.40 per share, or $25,614. As a consolidated subsidiary of PNC Bank N.A. (“PNC Bank”), federal restrictions on the payment of dividends by PNC Bank might be applied to BlackRock. Under federal law, approval of the Office of the Comptroller of Currency is needed before PNC Bank may pay dividends in any year in which the total of all dividends paid would exceed the total of PNC Bank’s net profits for that year combined with its retained net profits from the prior two years. PNC Bank also may not pay dividends exceeding its capital surplus.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

14.	Income Taxes

PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

For the years ended December 31, 2003, 2002 and 2001, BlackRock has filed its own consolidated federal income tax return and has filed selected state and municipal income tax returns separately and selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

The provision (benefit) for income taxes consists of the following:

	Year ended December 31,
	2003	2002	2001
Current:
Federal	$83,711	$62,613	$63,398
State and local	11,865	18,256	17,272
Foreign	1,982	2,777	1,347

Total current	97,558	83,646	82,017

Deferred:
Federal	(1,920)	4,202	(5,289)
State and local	(391)	2,851	(3,171)

Total deferred	(2,311)	7,053	(8,460)

Total	$95,247	$90,699	$73,557

Federal, state and local taxes were not provided for on a cumulative total of approximately $17,600 of undistributed foreign earnings for subsidiaries domiciled outside the United States of America. The Company intends to reinvest these earnings indefinitely in operations outside the United States of America.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

14.	Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in accounts payable and accrued liabilities-affiliate in the consolidated statements of financial condition, consist of the following:

	December 31,
	2003	2002
Deferred tax assets:
Compensation and benefits	$28,942	$23,267
Depreciation	—	3,503
Deferred state income taxes	8,913	4,827
Deferred revenue	3,292	1,105
Other	1,769	2,709

Gross deferred tax asset	42,916	35,411

Deferred tax liabilities:
Goodwill	34,990	31,386
Depreciation	3,213	—
Other	3,620	4,217

Gross deferred tax liability	41,823	35,603

Net deferred tax asset (liability)	$1,093	($192)

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,
	2003	%	2002	%	2001	%
Expected income tax expense	$87,816	35.0%	$78,382	35.0%	$52,471	35.0%
Increase (decrease) in income taxes resulting from:
State and local taxes	7,458	3.0	13,719	6.1	9,166	5.1
Foreign taxes	(205)	(0.1)	(616)	(0.3)	(539)	(0.3)
Tax-exempt interest income	(1,072)	(0.4)	—	—	—	—
Other	1,250	0.5	(786)	(0.3)	1,583	0.8

Income tax expense	$95,247	38.0%	$90,699	40.5%	$73,557	40.6%

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

15.	Comprehensive Income

	Year ended December 31,
	2003	2002	2001
Net income	$155,402	$133,249	$107,434
Other comprehensive gain (loss):
Unrealized gain (loss) from investments, available for sale, net of taxes of $1,443, $1,243 and ($171), respectively	2,699	2,053	(766)
Foreign currency translation gain (loss)	3,097	1,715	(294)

Comprehensive income	$161,198	$137,017	$106,374

16.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2003	2002	2001
Net income	$155,402	$133,249	$107,434

Basic weighted-average shares outstanding	64,653,352	64,756,290	64,271,538
Dilutive potential shares from forward sales	—	53,639	107,130
Dilutive potential shares from stock options	1,207,016	497,619	547,531

Dilutive weighted-average shares outstanding	65,860,368	65,307,548	64,926,199

Basic earnings per share	$2.40	$2.06	$1.67

Diluted earnings per share	$2.36	$2.04	$1.65

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

17.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Year ended December 31,
	2003	2002	2001
Cash paid for interest	$775	$734	$804

Cash paid for income taxes	$72,181	$75,236	$65,778

Supplemental schedule of noncash transactions:

	Year ended December 31,
	2003	2002	2001
Stock-based compensation	$6,093	$6,321	$6,024

Reissuance of treasury stock, class A at a discount to its fair market value	$16,554	$587	$807

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

18.	Selected Quarterly Financial Data (unaudited):

	Quarter
	1st	2nd	3rd (a)	4th	Total
2003
Revenue	$142,751	$143,906	$150,344	$161,211	$598,212
Operating income	54,066	54,802	57,644	61,764	228,276
Net income	35,320	38,674	40,053	41,355	155,402
Earnings per share:
Basic	$0.54	$0.59	$0.62	$0.65	$2.40
Diluted	$0.54	$0.58	$0.61	$0.63	$2.36
Weighted-average shares outstanding:
Basic	65,056,537	65,028,337	64,497,117	64,072,629	64,653,352
Diluted	65,867,032	66,164,326	65,693,325	65,634,589	65,860,368
Common stock price per share:
High	$45.40	$48.56	$52.35	$53.63	$53.63
Low	$39.58	$43.20	$43.60	$48.73	$39.58
Close	$43.54	$45.04	$49.00	$53.11	$53.11
2002
Revenue	$146,113	$156,695	$137,132	$137,037	$576,977
Operating income	49,935	54,705	55,496	55,003	215,139
Net income	31,399	34,837	33,165	33,848	133,249
Earnings per share:
Basic	$0.49	$0.54	$0.51	$0.52	$2.06
Diluted	$0.48	$0.53	$0.51	$0.52	$2.04
Weighted-average shares outstanding:
Basic	64,648,511	64,726,856	64,798,908	64,848,221	64,756,290
Diluted	65,219,988	65,333,228	65,338,340	65,336,460	65,307,548
Common stock price per share:
High	$46.26	$47.35	$46.42	$41.28	$47.35
Low	$40.90	$40.45	$40.00	$34.30	$34.30
Close	$44.60	$44.30	$41.42	$39.40	$39.40

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

18.	Selected Quarterly Financial Data (unaudited) (continued):

Note to table:

(a)	In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, which revised the conceptual framework for determining which party holds a controlling interest in a variable interest entity. Under previous guidance, the Company’s management determined that the Company was the primary beneficiary of six collateralized debt obligations (“CDO”) and consolidated the results of operations, financial position and cash flow for these entities during the three months ended September 30, 2003. Under guidance set forth in FIN 46R, the Company’s management has determined that the Company is not the primary beneficiary of the CDOs and has elected to reflect its deconsolidation of the CDOs through an adjustment of previously reported financial results. Certain reclassifications were made to BlackRock’s third quarter 2003 results to conform with the current financial statement presentation. The impact of the deconsolidation of the CDOs was immaterial to BlackRock’s results of operations for the three months ended September 30, 2003.

19.	Subsequent Event

Subsequent to December 31, 2003, BlackRock’s Board of Directors has approved a 2 million share repurchase program. The Company may make repurchases from time to time as market conditions warrant in open market or privately negotiated transactions at the full discretion of the Company’s management. The authority to purchase 310,000 shares available under pre-existing programs terminated with the approval of this program. In addition to authorizing the new share repurchase program, the Board of Directors also approved a management stock buy-back that authorized BlackRock to purchase shares owned by senior management through the repurchase program. Shares repurchased by the Company under the senior management buy-back program reduced the current 2 million share repurchase authorization. Eligible participants elected to sell an aggregate of 690,575 shares which, based on BlackRock’s average closing price for the five days ended January 28, 2004, approximated $40,400.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(8)	Amended and Restated Bylaws of the Registrant.

3.3(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen of Common Stock Certificate (per class).

4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(1)	1999 Stock Award and Incentive Plan. +

10.3(1)	1999 Annual Incentive Performance Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16(11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17(11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21(9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002 +

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.22(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.25(10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10.26(10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.27(10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Powers of Attorney (included on signature page hereto).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.

(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.

(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.

(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.

(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.

(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.

(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2003.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.

+	Denotes compensatory plan