Form 10-Q
period 2004-03-31
BLACKROCK INC /NY
filed 2004-05-07
CIK 1060021

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 18,430,451 shares of the registrant’s class A common stock outstanding and 45,282,013 shares of the registrant’s class B common stock outstanding.

BlackRock Inc.

- ii -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$301,109	$315,941
Accounts receivable	147,038	127,235
Investments	177,288	234,923
Property and equipment, net	87,716	87,006
Intangible assets, net	185,824	192,079
Receivable from affiliates	118	81
Other assets	10,349	9,958

Total assets	$909,442	$967,223

Liabilities
Accrued compensation	$88,508	$172,447
Accounts payable and accrued liabilities
Affiliate	55,746	40,668
Other	19,071	19,430
Acquired management contract obligation	5,736	5,736
Other liabilities	13,130	14,395

Total liabilities	182,191	252,676

Minority interest	4,300	1,239

Stockholders’ equity
Common stock, class A, 19,243,878 shares issued	192	192
Common stock, class B, 46,073,214 and 46,120,737 shares issued, respectively	461	461
Additional paid - in capital	193,269	196,446
Retained earnings	609,836	570,535
Unearned compensation	(8,801)	(10,270)
Accumulated other comprehensive income	6,290	6,027
Treasury stock, class A, at cost, 896,903 and 954,067 shares issued, respectively	(45,427)	(45,054)
Treasury stock, class B, at cost, 789,201 and 313,626 shares issued, respectively	(32,869)	(5,029)

Total stockholders’ equity	722,951	713,308

Total liabilities and stockholders’ equity	$909,442	$967,223

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2004	2003
Revenue
Investment advisory and administration fees
Mutual funds	$56,446	$48,740
Separate accounts	103,872	77,625
Other income
Affiliate	1,250	1,250
Other	20,255	15,136

Total revenue	181,823	142,751

Expense
Employee compensation and benefits	66,069	55,386
Fund administration and servicing costs
Affiliate	5,068	6,943
Other	3,292	1,015
General and administration
Affiliate	3,925	2,061
Other	27,374	23,048
Amortization of intangible assets	231	232
Impairment of intangible assets	6,097	—

Total expense	112,056	88,685

Operating income	69,767	54,066
Non-operating income (expense)
Investment income, net	6,897	3,529
Interest expense	(1,084)	(164)

Total non-operating income	5,813	3,365

Income before income taxes and minority interest	75,580	57,431
Income taxes	20,089	22,111

Income before minority interest	55,491	35,320
Minority interest	284	—

Net income	$55,207	$35,320

Earnings per share
Basic	$0.87	$0.54
Diluted	$0.84	$0.54
Cash dividends declared per share	$0.25	—

Weighted-average shares outstanding
Basic	63,775,783	65,056,537
Diluted	65,807,605	65,867,032

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$55,207	$35,320
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,949	5,295
Impairment of intangible assets	6,097	—
Minority interest	284	—
Stock-based compensation	4,269	2,614
Deferred income taxes	6,467	1,101
Tax impact of stock-based compensation	(407)	4,167
Net gain on investments	(1,627)	(248)
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,926)	(1,231)
Increase in investments, trading, net	(10,281)	(17,836)
Increase in receivable from affiliates	(37)	(226)
Decrease (increase) in other assets	470	(558)
Decrease in accrued compensation	(83,939)	(75,071)
Increase in accounts payable and accrued liabilities	6,866	16,866
(Decrease) increase in other liabilities	(1,265)	1,160

Cash used in operating activities	(33,873)	(28,647)

Cash flows from investing activities
Purchase of property and equipment	(4,586)	(3,355)
Purchase of investments	(10,059)	(25,660)
Sale of investments	76,180	8,292
Deemed cash contribution upon consolidation of VIE	6,412	—
Acquisition of business, net of cash acquired	(73)	(260)

Cash provided by (used in) investing activities	67,874	(20,983)

Cash flows from financing activities
Issuance of class A common stock	—	562
Dividends paid	(15,906)	—
Dividends paid to minority interest holders	(110)	—
Purchase of treasury stock	(40,426)	(16,463)
Reissuance of treasury stock	6,643	1,866

Cash used in financing activities	(49,799)	(14,035)

Effect of exchange rate changes on cash and cash equivalents	966	(355)
Net decrease in cash and cash equivalents	(14,832)	(64,020)
Cash and cash equivalents, beginning of period	315,941	255,234

Cash and cash equivalents, end of period	$301,109	$191,214

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2004 and 2003

(Dollar amounts in thousands, except share data)

(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year’s results.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If the Company does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s intent on holding the security. Investments, trading, primarily represent investments made by the Company in certain of the BlackRock Funds which are held in a Rabbi trust with respect to senior employee elections under BlackRock deferred compensation plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense), net. Investments, available for sale, consist primarily of corporate investments in BlackRock funds and municipal bonds. The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. If the Company holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. The Company’s share of the investee’s net income is included in investment income (expense), net.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Investments (continued)

Nonmarketable Equity Securities

Items classified as investments, other, consist primarily of certain institutional and private placement portfolios (“alternative investment products”) and operating joint ventures undertaken by the Company and are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense), net, for alternative investment products and other income for operating joint ventures. If the Company does not maintain significant influence over the investee’s operations, the cost method of accounting is used.

Realized gains and losses on trading, available for sale and other investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (expense), net, in the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if it is other than temporary. Several of the Company’s available for sale investments represent interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amount) is less than the last revised estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value. In evaluating impairments on all other available for sale and other securities, the Company considers the length of time and the extent to which the security’s market value, if determinable, has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security. Any impairment on investments which is deemed other than temporary is recorded in investment income (expense), net, on the consolidated statements of income as a realized loss.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in net income for the three month periods ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2004	2003
Net income, as reported	$55,207	$35,320
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,063	240
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,635)	(3,658)

Pro forma net income	$52,635	$31,902

Earnings per share:
Basic - as reported	$0.87	$0.54
Basic - pro forma	$0.83	$0.49

Diluted - as reported	$0.84	$0.54
Diluted - pro forma	$0.80	$0.48

Recent Accounting Development

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

Recent Accounting Development (continued)

An entity is classified as a VIE if total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors lack the direct or indirect ability to make decisions about an entity’s activities through voting rights, absorb the expected losses of the entity if they occur or receive the expected residual returns of the entity if they occur. Once an entity is determined to be a VIE, its assets, liabilities and results of operations should be consolidated with those of its primary beneficiary. The primary beneficiary of a VIE is the entity which either will absorb a majority of the VIE’s expected losses or has the right to receive a majority of the VIE’s expected residual returns. The expected losses and residual returns of a VIE include expected variability in its net income or loss, fees to decision makers and fees to guarantors of substantially all VIE assets or liabilities and are calculated in accordance with Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.”

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

Pursuant to the conceptual framework set forth in FIN 46R, the Company’s management has concluded that BlackRock is the primary beneficiary of a strategic joint venture which was previously treated as an equity method investment. The aggregate statement of financial condition for the joint venture consolidated on January 1, 2004 is as follows:

January 1, 2004
Assets
Cash and cash equivalents	$6,412
Accounts receivable	2,564
Property and equipment, net	842
Other assets	936

Total assets	$10,754

Liabilities and Minority Interest
Accounts payable and accrued liabilities	$4,499
Other liabilities	75

Total liabilities	4,574

Minority interest	3,906

Total liabilities and minority interest	$8,480

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period presentation.

2.	Investments

A summary of the cost and carrying value of investments, available for sale, is as follows:

		Gross Unrealized		Carrying Value
March 31, 2004	Cost	Gains	Losses
Mutual funds	$53,638	$251	$0	$53,889
Municipal debt securities	27,361	—	(177)	27,184
Collateralized debt obligations	11,006	1,920	—	12,926

Total investments, available for sale	$92,005	$2,171	$(177)	$93,999

December 31, 2003
Mutual funds	$78,913	$147	$(834)	$78,226
Municipal debt securities	77,061	638	(721)	76,978
Collateralized debt obligations	11,752	4,070	—	15,822

Total investments, available for sale	$167,726	$4,855	$(1,555)	$171,026

All municipal debt securities have a maturity date in excess of ten years and an investment rating (provided by major rating agencies) of “AAA” or its equivalent.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2.	Investments (continued)

A summary of the cost and carrying value of investments, trading and other, is as follows:

March 31, 2004	Cost	Carrying Value
Mutual funds	$15,809	$17,129
Equity securities	5,977	8,348

Total investments, trading	21,786	25,477

Mutual funds	6,795	6,193
Other	49,886	51,619

Total investments, other	56,681	57,812

Total investments, trading and other	$78,467	$83,289

December 31, 2003
Mutual funds	$9,573	$10,648
Equity securities	5,976	8,021

Total investments, trading	15,549	18,669

Mutual funds	6,795	5,801
Other	36,496	39,427

Total investments, other	43,291	45,228

Total investments, trading and other	$58,840	$63,897

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Other Income

Other income consists of the following:

	Three months ended March 31,
	2004	2003
BlackRock Solutions	$19,039	$13,981
Investment accounting	1,491	1,152
Other	976	1,253

	$21,506	$16,386

4.	Intangible Assets

Intangible assets at March 31, 2004 and December 31, 2003 consist of the following:

		March 31, 2004
	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets
Goodwill	N/A	$243,787	$65,842	$177,945
Management contracts acquired	N/A	2,842	—	2,842

Total goodwill and unamortized intangible assets		246,629	65,842	180,787

Management contract acquired	10.0	8,040	3,115	4,925
Other	2.2	286	174	112

Total amortized intangible assets	9.7	8,326	3,289	5,037

Total intangible assets		$254,955	$69,131	$185,824

		December 31, 2003
	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets
Goodwill	N/A	$243,787	$65,842	$177,945
Management contracts acquired	N/A	8,866	—	8,866

Total goodwill and unamortized intangible assets		252,653	65,842	186,811

Management contract acquired	10.0	8,040	2,915	5,125
Other	2.2	286	143	143

Total amortized intangible assets	9.7	8,326	3,058	5,268

Total intangible assets		$260,979	$68,900	$192,079

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

4.	Intangible Assets (continued)

The $6,024 decrease in management contracts acquired, not subject to amortization, during the three months ended March 31, 2004 primarily represents the write-off of the carrying value attributable to a management contract acquired during 2002. During the three months ended March 31, 2004, the respective funds’ portfolio manager resigned from the Company. As a result, the Company commenced an orderly liquidation of those funds and recognized an impairment charge of $6,097 in impairment of intangible assets on the Company’s consolidated statement of income.

5.	BlackRock Inc. Long Term Retention and Incentive Plan (“LTIP”)

The LTIP permits the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by the Company no later than March 2007. As of March 31, 2004, the Company has awarded approximately $216,100 in LTIP Awards. If the performance hurdles are achieved, the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by The PNC Financial Services Group, Inc. (“PNC”) and distributed to LTIP participants, less income tax withholding. In addition, distributed shares to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40,000 in cash.

The LTIP Awards will fully vest at the end of any consecutive three-month period beginning in 2005 or 2006 during which the daily average closing price of the Company’s common stock is at least $62 per share, subject to approval by BlackRock stockholders at the Company’s annual meeting in May 2004. If that performance hurdle is not achieved, the Company’s Compensation Committee of its Board of Directors may, in its sole discretion, vest a portion of the LTIP Awards if the Company realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and the Company’s publicly-traded stock performs in the top half of its peer group during that time. There will be no expense recognition associated with the LTIP awards unless a full or partial vesting is considered probable and estimable.

Subsequent to March 31, 2004, the Company’s common stock has, at times, traded in excess of $62 per share. Assuming the LTIP Awards vest by March 31, 2005, the Company will record a one-time charge of approximately $97,500, net of tax, on March 31, 2005 and quarterly expense of approximately $7,500, net of tax, through December 31, 2006, the end of the plan’s service period. If the vesting date is later than March 31, 2005, the one-time charge will increase in an amount equal to the pro rata portion of the service period completed.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6.	Common Stock

BlackRock’s class A, $0.01 par value, common stock authorized was 250,000,000 shares as of March 31, 2004 and December 31, 2003, respectively. BlackRock’s class B, $0.01 par value, common stock authorized was 100,000,000 shares as of March 31, 2004 and December 31, 2003, respectively.

The Company’s common stock issued and outstanding and related activity during the three month period ended March 31, 2004 consists of the following:

	Shares issued
	Common shares Class		Treasury shares Class		Shares outstanding Class
	A	B	A	B	A	B
December 31, 2003	19,243,878	46,120,737	(954,067)	(313,626)	18,289,811	45,807,111
Conversion of class B stock to class A stock	—	(47,523)	47,523	—	47,523	(47,523)
Issuance of class A common stock	—	—	224,641	—	224,641	—
Treasury stock transactions	—	—	(215,000)	(475,575)	(215,000)	(475,575)

March 31, 2004	19,243,878	46,073,214	(896,903)	(789,201)	18,346,975	45,284,013

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2004	2003
Net income	$55,207	$35,320

Basic weighted-average shares outstanding	63,775,783	65,056,537
Dilutive potential shares from stock options	2,031,821	810,495

Dilutive weighted-average shares outstanding	65,807,605	65,867,032

Basic earnings per share	$0.87	$0.54

Diluted earnings per share	$0.84	$0.54

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Three months ended March 31,
	2004	2003
Cash paid for income taxes	$19,612	$2,635

Supplemental schedule of noncash transactions:

	Three months ended March 31,
	2004	2003
Stock-based compensation	$0	$5,395

Reissuance of treasury stock, class A, at a discount to its cost basis	$3,042	$9,728

9.	Income Taxes

PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

For the calendar year which includes the three months ended March 31, 2004, BlackRock will file its own consolidated federal income tax return and will file selected state and municipal income tax returns separately and selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

9.	Income Taxes (continued)

The provision (benefit) for income taxes consists of the following:

	Three months ended March 31,
	2004	2003
Current:
Federal	$18,443	$17,761
State and local	2,678	2,829
Foreign	1,169	420
Impact of New York State audit resolution	(8,659)	—

Total current	13,622	21,010

Deferred:
Federal	6,818	1,894
State and local	(351)	(793)

Total deferred	6,467	1,101

Total	$20,089	$22,111

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in accounts payable and accrued liabilities-affiliate in the consolidated statements of financial condition, consist of the following:

	March 31, 2004	December 31, 2003
Deferred tax assets:
Compensation and benefits	$26,725	$28,942
Deferred state income taxes	3,706	8,913
Deferred revenue	2,027	3,292
Other	2,402	1,769

Gross deferred tax asset	34,860	42,916

Deferred tax liabilities:
Goodwill	33,202	34,990
Depreciation	3,009	3,213
Other	4,612	3,620

Gross deferred tax liability	40,823	41,823

Net deferred tax asset (liability)	($5,963)	$1,093

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

9. Income Taxes (continued)

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Three months ended March 31,
	2004	%	2003	%
Expected income tax expense	$26,453	35.0%	$20,101	35.0%
Increase (decrease) in income taxes resulting from:
New York State audit resolution	(8,659)	(11.4)	—	—
Tax-exempt interest income	(392)	(0.5)	—	—
State and local taxes	1,652	2.1	1,323	2.3
Foreign taxes	299	0.4	(23)	—
Other	736	1.0	710	1.2

Income tax expense	$20,089	26.6%	$22,111	38.5%

10.	Variable Interest Entities Not Subject to Consolidation

BlackRock acts as collateral manager for six collateralized debt obligations (“CDO”). The CDOs invest in high yield securities and bank loans, among other investments, and offer opportunity for high return and are subject to greater risk than traditional investment products. These CDOs are structured to take advantage of the yield differential between their assets and liabilities and have terms to maturity of eight to twelve years when issued. As of March 31, 2004, the aggregate assets and debt of the CDOs were approximately $2,800,000 and $2,400,000, respectively. BlackRock’s equity ownership, which represents the extent of the Company’s risk of loss, was approximately $12,926 at March 31, 2004. Management has concluded that BlackRock is not the primary beneficiary of the CDOs and therefore the Company has not consolidated the CDOs’ assets, liabilities and results of operations.

BlackRock acts as trading adviser and special member to an entity which has created a series of municipal securities trusts in which the entity has retained interests. These trusts purchase fixed-rate, long-term, highly rated municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. A third party acts as placement agent for the entity and the trusts and as liquidity provider to the trusts. As of March 31, 2004, the aggregate assets and debt of this entity (including the trusts) were approximately $689,000 and $449,000, respectively. BlackRock’s equity ownership, which represents the extent of the Company’s risk of loss, was $11,000 at March 31, 2004. Management has concluded that BlackRock is not the primary beneficiary of this entity and therefore the Company has not consolidated this entity’s assets, liabilities and results of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

11.	Comprehensive Income

	Three months ended March 31,
	2004	2003
Net income	$55,207	$35,320
Other comprehensive gain (loss):
Unrealized gain (loss) from investments, available for sale, net of taxes of ($445) and $177, respectively	(704)	443
Foreign currency translation gain (loss)	966	(354)

Comprehensive income	$55,469	$35,409

12.	Subsequent Event

In April 2004, the Company sold its interest in Trepp LLC, a leading provider of commercial mortgage backed security information, analytics and technology. The Company will report a pretax gain of approximately $3,000 for the three months ended June 30, 2004 from this transaction, reflecting proceeds of $13,250 less minority interest and incentive compensation of approximately $9,900.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $320.7 billion of assets under management at March 31, 2004. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Liquidity Funds. In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the nation’s largest diversified financial services organizations providing regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund services. As of March 31, 2004, PNC indirectly owned approximately 71% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended March 31, 2004, December 31, 2003 and March 31, 2003:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data or otherwise stated)

(unaudited)

	Three months ended			Variance vs.
	March 31,		December 31, 2003	March 31, 2003		December 31, 2003
	2004	2003		Amount	%	Amount	%
Total revenue	$181,823	$142,751	$161,211	$39,072	27%	$20,612	13%
Total expense	$112,056	$88,685	$99,457	$23,371	26%	$12,599	13%
Operating income	$69,767	$54,066	$61,754	$15,701	29%	$8,013	13%
Net income	$55,207	$35,320	$41,355	$19,887	56%	$13,852	33%
Diluted earnings per share	$0.84	$0.54	$0.63	$0.30	56%	$0.21	33%
Average diluted shares outstanding	65,807,605	65,867,032	65,634,589	(59,427)	0%	173,016	0%
Operating margin (a)	40.2%	40.1%	40.7%
Assets under management ($ in millions)	$320,672	$273,599	$309,356	$47,073	17%	$11,316	4%

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Financial Highlights (continued)

(Dollar amounts in thousands, except share data or otherwise stated)

(unaudited)

(a) Operating income divided by total revenue less fund administration and servicing costs. Computations for all periods presented include affiliated and non-alliliated fund administration and servicing expense reported as a separate income statement line item and are derived from the Company’s consolidated financial statements, as follows:

	Three months ended
	March 31,		December 31,
	2004	2003	2003
Operating income, as reported	$69,767	$54,066	$61,754

Revenue, as reported	181,823	142,751	161,211
Less: fund administration and servicing costs	(8,360)	(7,958)	(9,393)

Revenue used for operating margin measurement	173,463	134,793	151,818

Operating margin	38.4%	37.9%	38.3%

Operating margin, as reported	40.2%	40.1%	40.7%

We believe that operating margin, as reported, is a more relevant indicator of management’s ability to effectively employ the Company’s resources. Fund administration and servicing costs have been excluded from operating margin because these costs represent fixed, asset-based expenses which can fluctuate based on the discretion of a third party.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of assets under management and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients, withdrawals of assets from, and termination of, client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on, and changes in, the fair value of securities held in client accounts.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on assets under management. Performance fees are earned when investment performance exceeds a contractual threshold and, accordingly, may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management, investment analytics and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on predetermined percentages of the market value of assets subject to the services or fixed monthly or quarterly payments, and may include performance fees. The fees earned on risk management advisory and investment system assignments are recorded as other income.

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs, and general and administration expense. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Fund administration and servicing costs expense reflects payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in the BlackRock Funds and BlackRock Closed-end Funds. Intangible assets at March 31, 2004 and December 31, 2003 were approximately $185.8 million and approximately $192.1 million, respectively, with amortization expense of approximately $0.2 million for the three month periods ended March 31, 2004 and 2003. Impairment of intangible assets represents a write-off of an acquired management contract during the three months ended March 31, 2004 due to the resignation of the respective funds’ portfolio manager and the Company’s liquidation of the funds. Intangible assets primarily reflect PNC’s acquisition of BlackRock Financial Management, L.P. (“BFM”) on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc., a BlackRock managed REIT, on May 15, 2000.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

Assets under management (“AUM”) increased approximately $47.1 billion or 17% to $320.7 billion at March 31, 2004, compared with $273.6 billion at March 31, 2003. The growth in assets under management was primarily attributable to an increase of $37.6 billion or 19% in separate accounts and $9.4 billion or 12% in mutual fund assets.

The increase in separate accounts at March 31, 2004, as compared with March 31, 2003, was the result of net subscriptions of $22.0 billion and market appreciation of $15.6 billion. Net subscriptions were primarily attributable to fixed income sales, increased liquidity-securities lending assets and net subscriptions in the Company’s alternative investment products during the year ended March 31, 2004 which were $22.4 billion, $2.1 billion and $1.0 billion, respectively. The rise in fixed income separate account assets was attributable to new client sales and increased fundings from existing clients. The increase in liquidity-securities lending assets during the period reflects the impact of improved equity markets during the period. During the year ended March 31, 2004, the increase in alternative investment products primarily reflects net new business in the Company’s leveraged municipal strategy and fund of fund products, each totaling $0.5 billion. These increases in separate account AUM were partially offset by $3.8 billion in net redemptions of equity accounts since March 31, 2003, reflecting outflows in the Company’s international equity products during the period due to poor relative performance. Market appreciation of $22.0 billion in separate accounts largely reflected appreciation earned on fixed income assets of $15.6 billion due to current income and declining interest rates and market appreciation in equity assets of $3.8 billion as equity markets improved during the period.

The $9.4 billion increase in mutual fund assets since March 31, 2003 reflected net subscriptions of $7.6 billion and market appreciation of $1.8 billion. During the period, net subscriptions in the BlackRock Liquidity Funds and the BlackRock Closed-end Funds totaled $4.7 billion and $2.6 billion, respectively. Growth in the BlackRock Liquidity Funds reflects enhanced cross-selling efforts with BlackRock’s institutional client base and declines in short term interest rates since March 31, 2003. BlackRock has launched $2.6 billion in closed-end fund assets since March 31, 2003, including the offering by the Company of the first two equity BlackRock Closed-end Funds, which raised $1.1 billion during the period. Market appreciation on the Company’s mutual fund AUM primarily consisted of market appreciation in the Company’s equity and fixed income mandates of approximately $1.2 billion and $0.7 billion, respectively.

AUM in the first quarter of 2004 increased $11.3 billion or 4% as compared to the fourth quarter of 2003, representing $6.3 billion in net subscriptions and $5.0 billion in market appreciation. The $6.3 billion in net subscriptions during the first quarter of 2004 reflected separate account and mutual fund net subscriptions of $5.0 billion and $1.4 billion, respectively. Net subscriptions in separate accounts primarily consisted of fundings in fixed income accounts of $7.1 billion, partially offset by net redemptions in liquidity-securities lending and equity accounts of $1.4 billion and $0.7 billion, respectively. Net subscriptions in fixed income separate accounts included approximately $0.4 billion in market rebalancing inflows as pension plans rebalanced into bonds during the first quarter of 2004. Mutual fund net subscriptions for the first quarter of 2004 were primarily attributable to $0.4 billion raised in an equity closed-end fund launched during the quarter and net subscriptions in the BlackRock Funds and the BlackRock Liquidity Funds totaling $0.4 billion and $0.3 billion, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	March 31,		December 31,
	2004	2003	2003
All Accounts
Fixed income	$226,797	$188,058	$214,356
Liquidity	73,769	67,978	74,345
Equity	13,764	12,165	13,721
Alternative investment products	6,342	5,398	6,934

Total	$320,672	$273,599	$309,356

Separate Accounts
Fixed income	$202,055	$167,778	$190,432
Liquidity	6,304	6,040	5,855
Liquidity-Securities lending	8,479	6,344	9,925
Equity	9,003	8,995	9,443
Alternative investment products	6,342	5,398	6,934

Subtotal	232,183	194,555	222,589

Mutual Funds
Fixed income	24,742	20,280	23,924
Liquidity	58,986	55,594	58,565
Equity	4,761	3,170	4,278

Subtotal	88,489	79,044	86,767

Total	$320,672	$273,599	$309,356

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the three months ended March 31, 2004 and 2003, respectively. The data reflects certain reclassifications to conform with the current period’s presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(unaudited)

	Quarter ended March 31,
	2004	2003
All Accounts
Beginning assets under management	$309,356	$272,841
Net subscriptions (redemptions)	6,340	(788)
Market appreciation	4,976	1,546

Ending assets under management	$320,672	$273,599

Separate Accounts
Beginning assets under management	$222,589	$183,513
Net subscriptions	4,971	9,521
Market appreciation	4,623	1,521

Ending assets under management	232,183	194,555

Mutual Funds
Beginning assets under management	86,767	89,328
Net subscriptions (redemptions)	1,369	(10,309)
Market appreciation	353	25

Ending assets under management	88,489	79,044

Total	$320,672	$273,599

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Quarter Ended 2003				2004 March 31
	March 31	June 30	September 30	December 31
Separate Accounts
Fixed Income
Beginning assets under management	$156,574	$167,778	$174,480	$178,390	$190,432
Net subscriptions	8,889	1,682	3,700	9,842	7,141
Market appreciation	2,315	5,020	210	2,200	4,482

Ending assets under management	167,778	174,480	178,390	190,432	202,055

Liquidity
Beginning assets under management	5,491	6,040	5,366	5,707	5,855
Net subscriptions (redemptions)	541	(677)	328	135	446
Market appreciation	8	3	13	13	3

Ending assets under management	6,040	5,366	5,707	5,855	6,304

Liquidity-Securities lending
Beginning assets under management	6,433	6,344	8,374	9,996	9,925
Net subscriptions (redemptions)	(89)	2,030	1,622	(71)	(1,446)

Ending assets under management	6,344	8,374	9,996	9,925	8,479

Equity
Beginning assets under management	9,736	8,995	9,105	9,143	9,443
Net subscriptions (redemptions)	174	(1,526)	(334)	(1,234)	(684)
Market appreciation (depreciation)	(915)	1,636	372	1,534	244

Ending assets under management	8,995	9,105	9,143	9,443	9,003

Alternative investment products
Beginning assets under management	5,279	5,398	6,352	6,676	6,934
Net subscriptions (redemptions)	6	900	385	237	(486)
Market appreciation (depreciation)	113	54	(61)	21	(106)

Ending assets under management	5,398	6,352	6,676	6,934	6,342

Total Separate Accounts
Beginning assets under management	183,513	194,555	203,677	209,912	222,589
Net subscriptions	9,521	2,409	5,701	8,909	4,971
Market appreciation	1,521	6,713	534	3,768	4,623

Ending assets under management	$194,555	$203,677	$209,912	$222,589	$232,183

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Quarter Ended 2003				2004 March 31
	March 31	June 30	September 30	December 31
Mutual Funds
Fixed Income
Beginning assets under management	$19,012	$20,280	$21,480	$22,974	$23,924
Net subscriptions	1,104	788	1,426	977	598
Market appreciation (depreciation)	164	412	68	(27)	220

Ending assets under management	20,280	21,480	22,974	23,924	24,742

Liquidity
Beginning assets under management	66,588	55,594	57,845	57,334	58,565
Net subscriptions (redemptions)	(10,995)	2,247	(512)	1,225	420
Market appreciation	1	4	1	6	1

Ending assets under management	55,594	57,845	57,334	58,565	58,986

Equity
Beginning assets under management	3,728	3,170	3,307	3,281	4,278
Net subscriptions (redemptions)	(418)	(346)	(147)	579	351
Market appreciation (depreciation)	(140)	483	121	418	132

Ending assets under management	3,170	3,307	3,281	4,278	4,761

Total Mutual Funds
Beginning assets under management	89,328	79,044	82,632	83,589	86,767
Net subscriptions (redemptions)	(10,309)	2,689	767	2,781	1,369
Market appreciation	25	899	190	397	353

Ending assets under management	$79,044	$82,632	$83,589	$86,767	$88,489

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Quarter Ended 2003				2004 March 31
	March 31	June 30	September 30	December 31
Mutual Funds
BlackRock Funds
Beginning assets under management	$18,115	$18,013	$18,410	$18,044	$18,354
Net subscriptions (redemptions)	18	(213)	(385)	57	427
Market appreciation (depreciation)	(120)	610	19	253	204

Ending assets under management	18,013	18,410	18,044	18,354	18,985

BlackRock Global Series
Beginning assets under management	211	500	589	794	838
Net subscriptions (redemptions)	287	44	193	(3)	181
Market appreciation	2	45	12	47	7

Ending assets under management	500	589	794	838	1,026

BlackRock Liquidity Funds
Beginning assets under management	59,576	48,489	51,163	51,078	52,870
Net subscriptions (redemptions)	(11,087)	2,674	(85)	1,792	289

Ending assets under management	48,489	51,163	51,078	52,870	53,159

Closed End
Beginning assets under management	10,771	11,294	11,723	12,920	13,961
Net subscriptions	380	185	1,038	944	449
Market appreciation	143	244	159	97	142

Ending assets under management	11,294	11,723	12,920	13,961	14,552

Short Term Investment Funds (STIF)
Beginning assets under management	655	748	747	753	744
Net subscriptions (redemptions)	93	(1)	6	(9)	23

Ending assets under management	748	747	753	744	767

Total Mutual Funds
Beginning assets under management	89,328	79,044	82,632	83,589	86,767
Net subscriptions (redemptions)	(10,309)	2,689	767	2,781	1,369
Market appreciation	25	899	190	397	353

Ending assets under management	$79,044	$82,632	$83,589	$86,767	$88,489

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003.

Revenue

Total revenue for the three months ended March 31, 2004 increased $39.1 million or 27% to $181.8 million, compared with $142.8 million for the three months ended March 31, 2003. Investment advisory and administration fees increased $34.0 million or 27% to $160.3 million for the three months ended March 31, 2004, compared with $126.4 million for the three months ended March 31, 2003. The increase in investment advisory and administration fees was due to increases in fees earned across all asset classes. Other income of $21.5 million increased $5.1 million or 31% for the three months ended March 31, 2004 compared with $16.4 million for the three months ended March 31, 2003 primarily due to increased sales of BlackRock Solutions products and services.

	Three months ended March 31,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Investment advisory and administration fees:
Mutual funds	$56,446	$48,740	$7,706	15.8%
Separate accounts	103,872	77,625	26,247	33.8

Total investment advisory and administration fees	160,318	126,365	33,953	26.9
Other income	21,505	16,386	5,119	31.2

Total revenue	$181,823	$142,751	$39,072	27.4%

Mutual fund advisory and administration fees increased $7.7 million, or 16%, to $56.4 million for the three months ended March 31, 2004, compared with $48.7 million for the three months ended March 31, 2003. The increase in mutual fund revenue was primarily the result of increases in closed-end fund revenue and BlackRock Funds fees of $5.5 million and $2.6 million, respectively. Since March 31, 2003, the Company has raised approximately $2.6 billion in new closed-end funds which, coupled with declining interest rates, resulted in a $3.3 billion increase in AUM during the period and the increase in closed-end fund revenue. The increase in BlackRock Funds fees is primarily attributable to net subscriptions and a shift in asset mix from liquidity portfolios to higher fee earning fixed income portfolios.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. (continued)

Revenue (continued)

Separate account revenue increased $26.2 million or 34% to $103.9 million for the three months ended March 31, 2004, compared with $77.6 million for the three months ended March 31, 2003. Separate account base fees increased $13.6 million or 18% to $88.1 million for the three months ended March 31, 2004, compared with $74.5 million for the three months ended March 31, 2003, as a result of a $37.6 billion or 19% increase in separate account assets under management. Performance fees of $15.8 million for the three months ended March 31, 2004 increased $12.7 million compared with $3.1 million for the three months ended March 31, 2003. The increase in performance fees was primarily related to fees earned on a collateralized debt obligation (“CDO”), the Company’s long-short equity hedge funds and several separate accounts. The CDO performance fee, which totaled $7.9 million, represents a portion of returns realized by its investors since the CDO’s inception in January 2001 and, therefore, is not indicative of future CDO performance fees.

	Three months ended March 31,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Mutual funds revenue
BlackRock Funds	$18,782	$16,187	$2,595	16.0%
Closed End Funds	16,789	11,312	5,477	48.4
BlackRock Liquidity Funds	20,612	20,999	(387)	(1.8)
STIF	263	242	21	8.7

Total mutual funds revenue	56,446	48,740	7,706	15.8

Separate accounts revenue
Separate account base fees	88,066	74,514	13,552	18.2
Separate account performance fees	15,806	3,111	12,695	408.1

Total separate accounts revenue	103,872	77,625	26,247	33.8

Total investment advisory and administration fees	160,318	126,365	33,953	26.9

Other income	21,505	16,386	5,119	31.2

Total revenue	$181,823	$142,751	$39,072	27.4%

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. (continued)

Expense

Total expense rose $23.4 million to $112.1 million in the first quarter of 2004 compared with $88.7 million during the first quarter of 2003. The increase was attributable to increases in employee compensation and benefits, general and administration expense and fund administration and servicing expense paid to third parties and the recognition of an impairment on the Company’s intangible assets during the first quarter of 2004, partially offset by a decrease in affiliated fund administration and servicing costs.

	Three months ended March 31,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Employee compensation and benefits	$66,069	$55,386	$10,683	19.3%
Fund administration and servicing costs
Affiliates	5,068	6,943	(1,875)	(27.0)
Other	3,292	1,015	2,277	224.3
General and administration	31,299	25,109	6,190	24.7
Amortization of intangible assets	231	232	(1)	(0.4)
Impairment of intangible assets	6,097	—	6,097	NM

Total expense	$112,056	$88,685	$23,371	26.4%

NM = Not meaningful.

The $10.7 million increase in employee compensation and benefits from $55.4 million during the three months ended March 31, 2003 to $66.1 million during the three months ended March 31, 2004 was largely due to an increase of $6.4 million in incentive compensation expense and an increase of $2.7 million in salaries and benefits. The increase in incentive compensation was primarily related to higher alternative product performance fees, operating income growth and costs associated with the December 2003 grants of restricted shares to employees while the increase in salaries and benefits was related to staffing needs. Fund administration and servicing costs paid to third parties increased $2.3 million during the first quarter of 2004 due to a $1.2 million increase in transfer agent services related to the BlackRock Funds and a $1.1 million rise in third party servicing costs associated with closed-end fund launches. General and administration expense increased $6.2 million, or 25%, during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to marketing and promotional costs and other expenses. During the first quarter of 2004, the portfolio manager of BlackRock’s long-short equity hedge funds resigned from the firm. As a result, BlackRock commenced an orderly liquidation of the Cyllenius funds and recognized a $6.1 million impairment charge representing the carrying value of the funds’ acquired management contract. After adjusting for the benefit of a $2.7 million performance fee, the funds’ liquidation resulted in an after-tax loss of approximately $2.0 million. These expense increases were partially offset by a $1.9 million decline in affiliated fund administration and servicing costs associated with the restructuring of BlackRock’s co-administration agreements with PFPC, Inc., a PNC subsidiary, related to services provided to the BlackRock Liquidity Funds and BlackRock Funds.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. (continued)

Expense (continued)

	Three months ended March 31,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
General and administration expense:
Marketing and promotional	$8,206	$6,667	$1,539	23.1%
Occupancy expense	5,651	5,612	39	0.7
Technology	4,372	4,579	(207)	(4.5)
Other general and administration	13,070	8,251	4,819	58.4

Total general and administration expense	$31,299	$25,109	$6,190	24.7%

During the three months ended March 31, 2004, marketing and promotional expense of $8.2 million increased $1.5 million, or 23%, compared to $6.7 million during the three months ended March 31, 2003 primarily due to closed-end fund launches and increased institutional liquidity marketing activities during the period. Other expense of $13.1 million increased $4.8 million, or 58%, during the three months ended March 31, 2004 compared to $8.3 million during the three months ended March 31, 2003 primarily due to $2.2 million in affiliated subadvisory fees related to the performance fee earned on a CDO, increased professional fees of $1.5 million for legal and accounting services related to mutual fund regulatory inquiries and efforts to comply with the Sarbanes-Oxley Act of 2002, a $0.6 million rise in insurance costs and $0.6 million of foreign currency remeasurement expense due to the decline of the U.S. dollar during the period.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. (continued)

Operating Income and Net Income

Operating income was $69.8 million for the three months ended March 31, 2004, representing a $15.7 million increase compared with the three months ended March 31, 2003. Non-operating income increased $2.4 million or 73% to $5.8 million for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. The rise was primarily due to $2.9 million in distributions from alternative investment product seed investments, net securities gains of $1.8 million and increased appreciation on Rabbi trust assets associated with BlackRock’s deferred compensation plans of $0.6 million, partially offset by $1.9 million in decreased interest and dividend income on lower levels of corporate investments, a $1.0 impairment loss on a CDO investment during the first quarter of 2004 and $0.8 million in interest expense related to the Company’s obligation to purchase a subsidiary’s minority interest in 2008. Under accounting guidance, fluctuations in the settlement amount of the related obligation, which is driven by the subsidiary’s revenue, will be reflected in the Company’s statement of operations as interest expense. Income tax expense was $20.1 million and $22.1 million, representing effective tax rates of 26.6% and 38.5% for the three months ended March 31, 2004 and March 31, 2003, respectively. The decrease in the Company’s effective tax rate relates to a previously disclosed net income benefit of approximately $8.7 million, or $0.13 per diluted share, associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001. Including the income tax benefit, net income totaled $55.2 million for the three months ended March 31, 2004 compared with $35.3 million for the three months ended March 31, 2003, representing an increase of $19.9 million or 56%.

In April 2004, the Company sold its interest in Trepp LLC, a leading provider of commercial mortgage backed security information, analytics and technology. The Company will report a pretax gain of approximately $3.0 million for the three months ended June 30, 2004 from this transaction, reflecting proceeds of $13.3 million less minority interest and incentive compensation of approximately $9.9 million.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash used in the Company’s operating activities totaled $33.9 million for the period ended March 31, 2004, including a $121.0 million net payment of the Company’s 2003 incentive compensation programs. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

Net cash flow provided by investing activities was $67.9 million for the three months ended March 31, 2004, primarily consisting of $66.1 million in net investment sales. During the three months ended March 31, 2004, the Company sold several municipal bonds and its investment in the BlackRock Funds GNMA Portfolio for approximately $49.6 million and $25.4 million, respectively, which was partially offset by a $6.7 million seed investment in two alternative investment products.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. (continued)

Liquidity and Capital Resources (continued)

Net cash flow used in financing activities was $49.8 million for the three months ended March 31, 2004 and primarily represented treasury stock activity and the payment of a $15.9 million quarterly dividend. During January 2004, BlackRock’s Board of Directors approved a two million share repurchase program. Pursuant to the repurchase program, the Company may make repurchases from time to time as market conditions warrant in open market or privately negotiated transactions at the discretion of the Company’s management. The authority to purchase 310,000 shares available under pre-existing programs terminated with the approval of this program. In addition to authorizing the new share repurchase program, the Board of Directors also approved a management stock buy-back (the Management Buy-Back) that authorized BlackRock to purchase shares owned by senior management through the repurchase program. Shares repurchased by the Company under the Management Buy-Back reduced the current two million share repurchase authorization. Eligible participants elected to sell an aggregate of 690,575 shares which, based on BlackRock’s average closing price for the five days ended January 28, 2004, approximated $40.4 million. As a result, the Company is currently authorized to repurchase approximately 1.3 million shares under its repurchase program. Cash paid in conjunction with the Management Buy-Back was partially offset by the receipt of $6.6 million by the Company due to the exercise of employee stock options during the three months ended March 31, 2004.

Total capital at March 31, 2004 was $727.3 million and was primarily comprised of stockholders’ equity.

Contractual Obligations and Commercial Commitments

The Company leases its primary office space under agreements that expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments.

In the ordinary course of business, BlackRock enters into contracts (purchase obligations) with third parties pursuant to which the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts which are either noncancelable or cancelable with penalty. At March 31, 2004, the Company’s obligations primarily reflected shareholder servicing arrangements related to client investments in the BlackRock Closed-end Funds, subadvisory agreements and standard service contracts with third parties for portfolio, market data and office services.

In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

In connection with the management contract acquired on May 15, 2000 associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite, a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition. For the three months ended March 31, 2004, the related expense was $0.1 million. At March 31, 2004, the future commitment under the agreement is $8.0 million. If Anthracite’s management contract with BlackRock is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

The Company has entered into a commitment to invest $7.7 million in Carbon Capital, Inc., an alternative investment fund sponsored by BlackRock, of which $2.9 million remained unfunded at March 31, 2004.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. (continued)

Contractual Obligations and Commercial Commitments (continued)

On April 30, 2003, the Company purchased 80% of the outstanding equity interests of an investment manager of a hedge fund of funds for approximately $4.1 million in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if settled at March 31, 2004, would be approximately $1.8 million.

Summary of Commitments:

	Total	2004	2005	2006	2007	2008	Thereafter
(Dollar amounts in thousands, unaudited)
Lease Commitments	$159,504	$8,864	$11,046	$11,028	$10,994	$10,994	$106,578
Purchase Obligations	23,954	10,599	5,184	4,728	2,891	552	—
Acquired Management Contract	8,000	1,500	1,500	1,000	1,000	1,000	2,000
Investment Commitments	2,869	2,869	—	—	—	—	—
Acquisition Forward Commitment	1,793	—	—	—	—	1,793	—

Total Commitments	$196,120	$23,832	$17,730	$16,756	$14,885	$14,339	$108,578

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management considers the following accounting policies critical to an informed review of BlackRock’s consolidated financial statements. A summary of additional accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If the Company does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s intent on holding the security. If BlackRock holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. Management’s conclusion that the Company holds significant influence over an issuer whose security was previously classified as an available for sale security has a significant impact on the Company’s net income due to the related accounting treatment. Under the equity method, the Company’s share of the investee’s net income is recorded in investment income (expense), net, while unrealized gains and losses on available for sale securities are recorded in the accumulated other comprehensive income or loss component of stockholders’ equity until the securities are sold. Gross unrealized losses incurred during the three months ended March 31, 2004 on readily marketable available for sale securities were approximately $1.3 million.

Nonmarketable Equity Securities

Items classified as investments, other, are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense), net, for alternative investment products and other income for operating joint ventures. If the Company does not maintain significant influence over the investee’s operations, the cost method of accounting is used. Under the cost method of accounting, investment income is recognized as received or upon the sale of the security. Therefore, management’s conclusion that BlackRock holds significant influence over an issuer has a significant impact on the Company’s net income. Unrealized losses on investments accounted for under the cost method totaled approximately $0.5 million during the three months ended March 31, 2004.

Impairment of Securities

Management periodically assesses impairment on investments to determine if it is other than temporary.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical	Accounting Policies (continued)

Impairment of Securities (continued)

Several of the Company’s available for sale investments represent interests in collateralized debt obligations for which the Company acts in the capacity of collateral manager. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amount) is less than the last revised estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value.

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

BlackRock Long Term Retention and Incentive Plan (LTIP)

The LTIP permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by the Company no later than March 2007. The Compensation Committee of the Company’s Board of Directors may vest a portion of the LTIP Awards, in its sole discretion, if the Company achieves certain alternative performance hurdles during the vesting period. For a more detailed discussion of the LTIP, refer to Note 10 in the Notes to the Consolidated Financial Statements in BlackRock’s 2003 Annual Report on Form 10-K.

There will be no expense recognition associated with the LTIP Awards unless a full or partial vesting determination is considered probable and estimable. The Compensation and Audit Committees have determined, based on current conditions, that the probability of any partial vesting prior to the opportunity for commencement of full vesting of the program at the conclusion of the first quarter of 2005 is unlikely. The LTIP was constructed such that the expected increase in value to stockholders necessary to fully vest the program had to result from continued growth in the Company’s earnings rather than from changes in the financial markets. As such, the Compensation Committee established a minimum performance period (through December 31, 2004) under which no vesting of the program would occur. At such time, the Compensation and Audit Committees will evaluate the likelihood that the Company will complete the program term with alternative vesting criteria performance in excess of LTIP requirements. The Company will accrue expense for this contingency accordingly. Assuming the LTIP Awards vest by March 31, 2005, the Company will record a one-time charge of approximately $98 million, net of tax, or $1.50 per diluted share in the first quarter of 2005, and quarterly expense of approximately $8 million, net of tax, or $0.12 per diluted share, through December 31, 2006, the end of the plan’s service period. If the vesting date is later than March 31, 2005, the one-time charge will increase in an amount equal to the pro rata portion of the service period completed.

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

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. A change in an asset class’s estimated useful life by management would have a significant impact on the Company’s depreciation expense (approximately $4.7 million for the three months ended March 31, 2004) due to the concentration of the Company’s property and equipment in relatively short-lived assets (useful lives of three to five years). A summary of the estimated useful lives used, by asset class, is included in Note 3 in the Notes to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K.

Related Party Transactions

The Company provides investment advisory and administration services to the BlackRock Funds, BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Three months ended March 31,
	2004	2003
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
BlackRock Funds:
PNC	$9,296	$10,117
Other	9,486	6,070
BlackRock Closed-end Funds - Other	16,789	11,312
BlackRock Liquidity Funds
PNC	3,101	3,287
Other*	17,511	17,712
STIF - PNC	263	242

	$56,446	$48,740

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

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

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Revenues for such services are as follows:

	Three months ended March 31,
	2004	2003
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
Separate accounts - PNC	$1,873	$1,664
Separate accounts - Nomura	2,272	3,261
Private client services - PNC	1,381	1,382
Other income-risk management - PNC	1,250	1,250

	$6,776	$7,557

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three month periods ended March 31, 2004 and 2003 totaled approximately $17.2 million and $17.9 million, respectively.

PNC subsidiaries and PNC-related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	March 31,
	2004	2003
(Dollar amounts in millions)	(unaudited)
BlackRock Funds	$9,880	$11,079
BlackRock Liquidity Funds	8,301	8,674
STIF	767	748
Separate accounts	11,747	10,265

	$30,695	$30,766

The Company has entered into various memoranda of understanding and administration agreements with affiliates of PNC pursuant to which the Company pays administration fees for certain commingled funds and service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

PNC also provides general and administration services to the Company. Charges for such services were based on actual usage or on defined formulas which, in management’s view, resulted in reasonable allocations.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Related Party Transactions (continued)

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended March 31,
	2004	2003
(Dollar amounts in thousands)	(unaudited)
Fund administration and servicing costs-affiliates	$5,068	$6,943
General and administration	1,239	1,610
General and administration-consulting	2,686	6 451

	$8,993	$9,004

Additionally, an indirect wholly owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable is approximately $3.9 million and $9.8 million at March 31, 2004 and December 31, 2003, respectively, which primarily represents investment and administration services provided to Nomura, PNC subsidiaries and affiliates.

Receivable from affiliates was approximately $0.1 million at both March 31, 2004 and December 31, 2003. These amounts primarily represent reimbursed expenses due from the BlackRock Funds and affiliates.

Payable to affiliates was approximately $55.8 million and approximately $40.7 million at March 31, 2004 and December 31, 2003, respectively. These amounts primarily represent income taxes payable.

Interest Rates

The value of assets under management is affected by, among other things, changes in interest rates. Since BlackRock derives the majority of its revenues from investment advisory fees based on the value of assets under management, BlackRock’s revenues may be adversely affected by changing interest rates. In a period of rising interest rates, BlackRock’s assets under management would likely be negatively affected by reduced asset values and increased redemptions.

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, forward-looking statements are subject, among others, to the following risks and uncertainties that could cause actual results or future events to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in reduced demand for products or services or reduced value of assets under management or of investments; (3) the investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms; (11) terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock; and (14) the impact of changes to tax legislation and, generally, the tax position of the Company.

BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2003 and BlackRock’s subsequent reports filed with the SEC, accessible on the SEC’s website at http://www.sec.gov and on BlackRock’s website at http://www.blackrock.com, discuss these factors in more detail and identify additional factors that can affect forward-looking statements.

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock’s investments, available for sale, consist primarily of BlackRock funds and municipal bonds. Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. As of March 31, 2004, the carrying value of seed investments was $50.7 million. The carrying value of BlackRock’s other investments, available for sale, included in the mutual funds total, as stated below, was $50.1 million as of March 31, 2004 and represents an investment in the Low Duration Bond Portfolio of the BlackRock Funds. These investments expose BlackRock to equity price risk. BlackRock does not hold any derivative securities to hedge its investments. The following table summarizes the fair values of the investments and provides a sensitivity analysis of the estimated carrying values of all financial instruments subject to equity price risk, assuming a 10% increase or decrease in equity prices:

	Carrying Value	Carrying value assuming 10% increase in market price	Carrying value assuming 10% decrease in market price
March 31, 2004
Mutual funds	$17,129	$18,842	$15,416
Equity securities	8,348	9,183	7,513

Total investments, trading	25,477	28,025	22,929

Mutual funds	53,889	59,278	48,500
Collateralized debt obligations	12,926	14,219	11,633

Total investments, available for sale	66,815	73,497	60,134

Mutual funds	6,193	6,812	5,574
Other	51,619	56,781	46,457

Total investments, other	57,812	63,593	52,031

Total investments	$150,104	$165,114	$135,094

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

	Carrying Value	Carrying value assuming 10% increase in market price	Carrying value assuming 10% decrease in market price
December 31, 2003
Mutual funds	$10,648	$11,713	$9,583
Equity securities	8,021	8,823	7,219

Total investments, trading	18,669	20,536	16,802

Mutual funds	78,226	86,049	70,403
Collateralized debt obligations	15,822	17,404	14,240

Total investments, available for sale	94,048	103,453	84,643

Mutual funds	5,801	6,381	5,221
Other	39,427	43,370	35,484

Total investments, other	45,228	49,751	40,705

Total investments	$157,945	$173,740	$142,151

As discussed previously, total investments, trading, primarily reflects investments by BlackRock with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans. Therefore, any change in the fair market value of these investments is offset by a corresponding change in the related deferred compensation liability. At March 31, 2004, equity securities represent a seed investment made by the Company during 2003 in two quantitative equity products.

The following table summarizes the carrying value of the Company’s investments in municipal debt securities, which expose BlackRock to interest rate risk, at March 31, 2004 and December 31, 2003. The table also provides a sensitivity analysis of the estimated carrying value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Carrying Value	Carrying value assuming +100 basis point shift	Carrying value assuming - 100 basis point shift
March 31, 2004
Municipal debt securities	$27,184	$24,694	$30,008

December 31, 2003
Municipal debt securities	$76,978	$70,099	$84,414

PART I — FINANCIAL INFORMATION (continued)

Item 4. Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated its disclosure controls and procedures and internal control over financial reporting and concluded that (i) its disclosure controls and procedures were effective as of March 31, 2004 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, BlackRock has received subpoenas from various federal and state governmental and regulatory authorities and various information requests from the Securities and Exchange Commission in connection with industry-wide investigations of mutual fund matters. BlackRock is continuing to cooperate fully in these matters.

BlackRock and persons to whom BlackRock may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits, in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not currently anticipate that the aggregate liability, if any, arising out of such lawsuits will have a material adverse effect on BlackRock’s financial position, although at the present time, management is not in a position to determine whether any such pending or threatened litigation will have a material adverse effect on BlackRock’s results of operations in any future reporting period.

PART II — OTHER INFORMATION (continued)

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended March 31, 2004, the Company made the following purchases of its equity securities that are registered pursuant to Section 12A of the Securities Exchange Act of 1934.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 through January 31, 2004	215,000	$58.54	215,000	1,309,425

February 1, 2004 through February 29, 2004	—	—	—	1,309,425

March 1, 2004 through March 31, 2004	—	—	—	1,309,425

Total	215,000	$58.54	215,000

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(8)	Amended and Restated Bylaws of the Registrant.

3.3	(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4	(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1	(1)	Specimen of Common Stock Certificate (per class).

4.2	(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3	(9)

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1	(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock, Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2	(1)	1999 Stock Award and Incentive Plan. +

10.3	(1)	1999 Annual Incentive Performance Plan. +

10.4	(1)	Nonemployee Directors Stock Compensation Plan. +

10.5	(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6	(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7	(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8	(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9	(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10	(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11	(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12	(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13	(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14	(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15	(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16	(11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17	(11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18	(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19	(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20	(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits and Reports on Form 8-K (continued)

(a)	Exhibits (continued)

Exhibit No.		Description

10	.21(9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002. +

10	.22(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10	.23(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10	.24(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10	.25(10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10	.26(10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10	.27(10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10	.28(12)	Third, Fourth and Fifth Amendments to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.29		First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

21	.1(13)	Subsidiaries of the Registrant.

31.1		Section 302 Certification of Chief Executive Officer.

31.2		Section 302 Certification of Chief Financial Officer.

32.1		Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2003.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits and Reports on Form 8-K (continued)

(a)	Exhibits (continued)

(12)	Incorporated by reference to the PNC Financial Services Group, Inc.’s Annual Report on Form 10K (Commission File No. 001-9718) for the year ended December 31, 2003.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2003

+	Denotes compensatory plan.

(b)	Reports on Form 8-K

Since December 31, 2003, the Company has furnished or filed the following Current Reports on Form 8-K:

Form 8-K dated as of January 21, 2004, reporting the Company’s Results of Operations and Financial Condition, furnished pursuant to Item 12 of Form 8-K and announcing the approval of a share repurchase program and a buy-back of shares pursuant to the repurchase program of the Company’s common stock held by management, filed pursuant to Item 5 of Form 8-K.

Form 8-K dated as of March 31, 2004, announcing that the Company had raised its earnings outlook for the first quarter and full year 2004 and setting the first quarter 2004 earnings release date, filed pursuant to Item 5 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

Date: May 7, 2004	By:	/s/ Paul L. Audet
Paul L. Audet
Managing Director &
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(8)	Amended and Restated Bylaws of the Registrant.

3.3(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen of Common Stock Certificate (per class).

4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock, Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(1)	1999 Stock Award and Incentive Plan. +

10.3(1)	1999 Annual Incentive Performance Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16(11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17(11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21(9)	Employment Agreement, between the Registrant and Laurence Fink, dated October 10, 2002. +

10.22(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.25(10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10.26(10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.27(10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.28(12)	Third, Fourth and Fifth Amendments to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.29	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

21.1(13)	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2003.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(12)	Incorporated by reference to the PNC Financial Services Group, Inc.’s Annual Report on Form 10K (Commission File No. 001-9718) for the year ended December 31, 2003.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2003
+	Denotes compensatory plan.