Form 10-Q
period 2004-06-30
BLACKROCK INC /NY
filed 2004-08-06
CIK 1060021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, there were 18,604,515 shares of the registrant’s class A common stock outstanding and 45,046,662 shares of the registrant’s class B common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$296,696	$315,941
Accounts receivable	145,895	127,235
Investments	236,369	234,923
Property and equipment, net	88,098	87,006
Intangible assets, net	185,592	192,079
Receivable from affiliates	290	81
Other assets	13,512	9,958

Total assets	$966,452	$967,223

Liabilities
Accrued compensation	$135,577	$172,447
Accounts payable and accrued liabilities
Affiliate	28,288	40,668
Other	21,631	19,430
Acquired management contract obligation	4,810	5,736
Other liabilities	11,906	14,395

Total liabilities	202,212	252,676

Minority interest	8,987	1,239

Stockholders’ equity
Common stock, class A, 19,243,878 shares issued	192	192
Common stock, class B, 45,842,196 and 46,120,737 shares issued, respectively	459	461
Additional paid - in capital	183,991	196,446
Retained earnings	641,981	570,535
Unearned compensation	(7,288)	(10,270)
Accumulated other comprehensive income	5,203	6,027
Treasury stock, class A, at cost, 669,118 and 954,067 shares held, respectively	(36,321)	(45,054)
Treasury stock, class B, at cost, 795,261 and 313,626 shares held, respectively	(32,964)	(5,029)

Total stockholders’ equity	755,253	713,308

Total liabilities and stockholders’ equity	$966,452	$967,223

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Investment advisory and administration fees
Mutual funds	$54,981	$48,496	$111,427	$97,236
Separate accounts	107,032	79,517	210,904	157,142
Other income
Affiliate	1,378	1,250	2,636	2,500
Other	20,421	14,643	40,668	29,779

Total revenue	183,812	143,906	365,635	286,657

Expense
Employee compensation and benefits	81,618	55,819	147,687	111,205
Fund administration and servicing costs - affiliates
Affiliate	4,948	6,686	10,016	13,629
Other	3,070	892	6,362	1,907
General and administration
Affiliate	1,411	1,984	5,336	4,045
Other	29,952	23,492	57,326	46,540
Amortization of intangible assets	232	231	463	463
Impairment of intangible assets	—	—	6,097	—

Total expense	121,231	89,104	233,287	177,789

Operating income	62,581	54,802	132,348	108,868

Non-operating income (expense)
Investment income	16,038	8,233	22,935	11,762
Interest expense	(550)	(151)	(1,634)	(315)

Total non-operating income	15,488	8,082	21,301	11,447

Income before income taxes and minority interest	78,069	62,884	153,649	120,315
Income taxes	26,521	24,210	46,610	46,321

Income before minority interest	51,548	38,674	107,039	73,994
Minority interest	3,552	—	3,836	—

Net income	$47,996	$38,674	$103,203	$73,994

Earnings per share
Basic	$0.75	$0.59	$1.62	$1.14
Diluted	$0.73	$0.58	$1.57	$1.12

Cash dividends declared per share	$0.25	—	$0.50	—

Weighted-average shares outstanding
Basic	63,647,316	65,028,337	63,701,625	65,042,359
Diluted	65,766,979	66,164,326	65,776,975	66,018,501

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$103,203	$73,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,105	10,464
Impairment of intangible assets	6,097	—
Minority interest	3,836	—
Stock-based compensation	6,942	4,610
Deferred income taxes	7,210	2,278
Tax benefit from stock-based compensation	1,761	4,167
Net gain on investments	(11,889)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(19,783)	(5,307)
Increase in investments, trading	(9,156)	(22,085)
Decrease (increase) in receivable from affiliates	(209)	177
Increase in other assets	(914)	(3,756)
Decrease in accrued compensation	(36,870)	(49,452)
(Decrease) increase in accounts payable and accrued liabilities	(18,069)	6,936
(Decrease) increase in other liabilities	(2,489)	759

Cash provided by operating activities	39,775	22,785

Cash flows from investing activities
Purchase of property and equipment	(9,892)	(6,299)
Purchase of investments	(36,006)	(103,448)
Sale of investments	89,742	35,967
Deemed cash contribution upon consolidation of VIE	6,412	—
Consolidation of sponsored investment funds	(41,193)	—
Acquisitions, net of cash acquired	(73)	(4,584)

Cash provided by (used in) investing activities	8,990	(78,364)

Cash flows from financing activities
Issuance of class A common stock	—	623
Dividends paid	(31,757)	—
Distributions paid to minority interest holders	(3,975)	—
Subscriptions to consolidated sponsored investment funds	5,000	—
Purchase of treasury stock	(47,429)	(22,333)
Reissuance of treasury stock	10,049	2,661
Acquired management contract obligation payment	(926)	(842)

Cash used in financing activities	(69,038)	(19,891)

Effect of exchange rate changes on cash and cash equivalents	1,028	1,069

Net decrease in cash and cash equivalents	(19,245)	(74,401)
Cash and cash equivalents, beginning of period	315,941	255,234

Cash and cash equivalents, end of period	$296,696	$180,833

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2004 and 2003

(Dollar amounts in thousands, except share data)

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year’s results.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If the Company does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s ability and intent to hold the security. Investments, trading, are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense), net. Investments, available for sale, consist primarily of corporate investments in BlackRock funds and municipal bonds. The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. If the Company holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. The Company’s share of the investee’s net income is included in investment income (expense), net.

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

Occasionally, the Company will acquire a controlling equity interest in a sponsored investment fund as a seed investment. These funds are organized as investment companies, as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide, Audits of Investment Companies (the “IC Guide”). As required by the IC Guide, all investments are carried at fair value, regardless of the Company’s ownership and the availability of a readily determinable market value for the investment, with the corresponding changes in the securities’ fair values reflected in investment income in the Company’s consolidated statement of income. In the absence of a publicly-available market value, fair value for an investment is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the net asset value provided by the fund’s investment manager. At June 30, 2004, these investments represent 17%, or approximately $41,000, of total investments.

Realized gains and losses on trading, available for sale and other investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (expense), net, in the consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if it is other than temporary. Several of the Company’s available for sale investments represent interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amount) is less than the last revised estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value. In evaluating impairments on all other available for sale and other securities, the Company considers the length of time and the extent to which the security’s market value, if determinable, has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security. Any impairment on investments which is deemed other than temporary is recorded in investment income (expense), net, on the consolidated statements of income as a realized loss.

PART I – FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1. Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in net income for the three and six month periods ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$47,996	$38,674	$103,203	$73,994
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,075	297	2,336	538
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,746)	(3,659)	(8,056)	(7,319)

Pro forma net income	$45,325	$35,312	$97,483	$67,213

Earnings per share:
Basic - as reported	$0.75	$0.59	$1.62	$1.14
Basic - pro forma	$0.71	$0.54	$1.53	$1.03

Diluted - as reported	$0.73	$0.58	$1.57	$1.12
Diluted - pro forma	$0.69	$0.53	$1.48	$1.02

Segment Reporting

Historically, the Company’s management has viewed BlackRock as one business segment, the asset management business. The Company also offers risk management and investment systems services under the BlackRock Solutions brand name as a means to offset its technology-related expenses. As a result of recent changes in BlackRock’s corporate governance structure and potential growth in BlackRock Solutions revenue, management has commenced a process to determine the basis under which historical and future operations of BlackRock would be evaluated based on two segments (Asset Management and BlackRock Solutions). Currently, the Company does not prepare nor does the Company’s chief operating decision maker receive any financial results specific to the BlackRock Solutions business.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Segment Reporting (continued)

Accordingly, segment financial information for BlackRock Solutions may be included in the Company’s future filings with the Securities and Exchange Commission. Third party revenue for BlackRock Solutions products and services is disclosed in Note 3 to these consolidated financial statements.

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

A public enterprise with a variable interest in a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after March 15, 2004, with the exception of special purpose entities (“SPEs”), as defined. A public enterprise with a variable interest in an SPE which has been deemed a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after December 15, 2003. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003. The Company has included the required disclosures for VIEs in which it has significant involvement in Note 10 to these consolidated financial statements.

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

Reclassification of Prior Period’s Statements

Certain items previously reported may have been reclassified to conform with the current period presentation.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2. Investments

A summary of the cost and carrying value of investments, available for sale, is as follows:

		Gross Unrealized
June 30, 2004	Cost	Gains	Losses	Carrying Value
Mutual funds	$50,869	$14	($614)	$50,269
Municipal debt securities	48,833	12	(1,300)	47,545
Collateralized debt obligations	10,743	2,021	—	12,764

Total investments, available for sale	$110,445	$2,047	($1,914)	$110,578

December 31, 2003
Mutual funds	$78,913	$147	($834)	$78,226
Municipal debt securities	77,061	638	(721)	76,978
Collateralized debt obligations	11,752	4,070	—	15,822

Total investments, available for sale	$167,726	$4,855	($1,555)	$171,026

At June 30, 2004, municipal bonds with a carrying value of $26,033 have a maturity date in excess of ten years while the remaining municipal bonds mature in two to four years. All municipal debt securities have an investment rating (provided by major rating agencies) of “AAA” or its equivalent.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2. Investments (continued)

A summary of the cost and carrying value of investments, trading and other, is as follows:

June 30, 2004	Cost	Carrying Value
U.S. government securities	$18,930	$18,991
Mutual funds	14,022	14,900
Equity securities	5,977	8,492

Total investments, trading	38,929	42,383

Mutual funds	4,995	6,011
Other	76,871	77,397

Total investments, other	81,866	83,408

Total investments, trading and other	$120,795	$125,791

December 31, 2003
Mutual funds	$9,573	$10,648
Equity securities	5,976	8,021

Total investments, trading	15,549	18,669

Mutual funds	6,795	5,801
Other	36,496	39,427

Total investments, other	43,291	45,228

Total investments, trading and other	$58,840	$63,897

In April 2004, the Company sold its interest in Trepp LLC, a leading provider of commercial mortgage backed security information, analytics and technology. This investment was previously recorded in investments, other, in the Company’s consolidated statement of financial condition. The Company received approximately $13,000 in cash consideration and recognized an equivalent gain on the transaction, included in investment income in the Company’s consolidated statement of income. Approximately $1,500 of the cash consideration received is being held in escrow and is reflected in other assets in the Company’s consolidated statement of financial condition.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3. Other Income

Other income consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
BlackRock Solutions	$18,220	$13,119	$37,260	$27,100
Investment accounting	1,447	1,169	2,938	2,312
Other	2,132	1,605	3,106	2,867

	$21,799	$15,893	$43,304	$32,279

4. Intangible Assets

		June 30, 2004
	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets
Goodwill	N/A	$243,787	$65,842	$177,945
Management contract acquired	N/A	2,842	—	2,842

Total goodwill and unamortized intangible assets		246,629	65,842	180,787

Management contract acquired	10.0	8,040	3,317	4,723
Other	2.2	286	204	82

Total amortized intangible assets	9.7	8,326	3,521	4,805

Total intangible assets		$254,955	$69,363	$185,592

		December 31, 2003
	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets
Goodwill	N/A	$243,787	$65,842	$177,945
Management contracts acquired	N/A	8,866	—	8,866

Total goodwill and unamortized intangible assets		252,653	65,842	186,811

Management contract acquired	10.0	8,040	2,915	5,125
Other	2.2	286	143	143

Total amortized intangible assets	9.7	8,326	3,058	5,268

Total intangible assets		$260,979	$68,900	$192,079

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

4. Intangible Assets (continued)

The $6,024 decrease in management contracts acquired, not subject to amortization, during the six months ended June 30, 2004 primarily represents the write-off of the carrying value attributable to management contracts of certain funds acquired during 2002. In February 2004, the respective funds’ portfolio manager resigned from the Company. As a result, the Company commenced an orderly liquidation of those funds and recognized an impairment charge of $6,097 in impairment of intangible assets on the Company’s consolidated statement of income.

5. BlackRock, Inc. Long Term Retention and Incentive Plan (“LTIP”)

The LTIP permits the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by the Company no later than March 2007. As of June 30, 2004, the Company has awarded approximately $216,100 in LTIP Awards. If the performance hurdles are achieved, up to $200,000 of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by The PNC Financial Services Group, Inc. (“PNC”) and distributed to LTIP participants, less income tax withholding. In addition, distributed shares to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40,000 in cash.

The LTIP Awards will fully vest at the end of any period of one calendar quarter beginning in 2005 or 2006 or any three-month period commencing prior to and including December 31, 2006 during which the average closing price of the Company’s common stock is at least $62 per share. If that performance hurdle is not achieved, the Company’s Compensation Committee of its Board of Directors may, in its sole discretion, vest a portion of the LTIP Awards if the Company realizes compound annual growth in diluted earnings per share of at least 10% from January 1, 2002 to December 31, 2006 and the Company’s publicly-traded stock performs in the top half of its peer group during that time. There will be no expense recognition associated with the LTIP Awards unless a full or partial vesting is considered probable and estimable.

During the three months ended June 30, 2004, the Company’s common stock has, at times, traded in excess of $62 per share. Assuming the LTIP Awards fully vest by March 31, 2005 by achieving the $62 average price target, the Company will record a one-time charge of approximately $98,500, net of tax, on March 31, 2005 and quarterly expense of approximately $7,600, net of tax, through December 31, 2006, the end of the LTIP’s service period. If the vesting date is later than March 31, 2005, the one-time charge will increase in an amount equal to the pro rata portion of the service period completed.

With respect to partial vesting, as of June 30, 2004, the Company’s compound annual growth in diluted earnings per share exceeds 10%. In addition, as of June 30, 2004, the Company’s publicly-traded stock price performance was 4th out of 14 peer group companies. The Company continues to evaluate the likelihood of achieving the partial vesting criteria each quarter and has concluded that, as of June 30, 2004, such an event is not probable. If it becomes probable, by September 30, 2004, that the LTIP Awards could partially vest by at least 50%, the Company would record a one-time charge of approximately $42,000, net of tax, on September 30, 2004 and quarterly expense of approximately $3,800, net of tax, through December 31, 2006, the end of the LTIP’s service period. If a partial vesting decision becomes probable subsequent to September 30, 2004, the one-time charge will increase in an amount equal to the pro rata portion of the service period completed.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6. Common Stock

BlackRock’s class A, $0.01 par value, common stock authorized was 250,000,000 shares as of June 30, 2004 and December 31, 2003, respectively. BlackRock’s class B, $0.01 par value, common stock authorized was 100,000,000 shares as of June 30, 2004 and December 31, 2003, respectively.

The Company’s common stock issued and outstanding and related activity during the six month period ended June 30, 2004 consists of the following:

	Shares issued
	Common shares Class		Treasury shares Class		Shares outstanding Class
	A	B	A	B	A	B
December 31, 2003	19,243,878	46,120,737	(954,067)	(313,626)	18,289,811	45,807,111
Conversion of class B stock to class A stock	—	(278,541)	278,541	—	278,541	(278,541)
Issuance of class A common stock	—	—	338,428	—	338,428	—
Treasury stock transactions	—	—	(332,020)	(481,635)	(332,020)	(481,635)

June 30, 2004	19,243,878	45,842,196	(669,118)	(795,261)	18,574,760	45,046,935

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$47,996	$38,674	$103,203	$73,994
Basic weighted-average shares outstanding	63,647,316	65,028,337	63,701,625	65,042,359
Dilutive potential shares from stock options	2,119,663	1,135,988	2,075,350	976,142

Dilutive weighted-average shares outstanding	65,766,979	66,164,325	65,776,975	66,018,501

Basic earnings per share	$0.75	$0.59	$1.62	$1.14

Diluted earnings per share	$0.73	$0.58	$1.57	$1.12

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8. Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Six months ended June 30,
	2004	2003
Cash paid for interest	$574	$658

Cash paid for income taxes	$57,479	$14,487

Supplemental schedule of noncash transactions:

	Six months ended June 30,
	2004	2003
Stock-based compensation	$0	$5,395

Reissuance of treasury stock, class A, at a discount to its cost basis	$14,765	$14,487

9. Income Taxes

PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

For the calendar year which includes the three and six months ended June 30, 2004, BlackRock will file its own consolidated federal income tax return and will file selected state and municipal income tax returns separately and selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

9. Income Taxes (continued)

The provision (benefit) for income taxes consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Current:
Federal	$21,599	$20,532	$40,033	$38,293
State and local	3,210	2,055	5,888	4,884
Foreign	831	447	2,000	867
Impact of New York State audit resolution	140	—	(8,519)	—

Total current	25,780	23,034	39,402	44,044

Deferred:
Federal	632	993	7,450	2,887
State and local	109	183	(242)	(610)

Total deferred	741	1,176	7,208	2,277

Total	$26,521	$24,210	$46,610	$46,321

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in accounts payable and accrued liabilities-affiliate in the consolidated statements of financial condition, consist of the following:

	June 30, 2004	December 31, 2003
Deferred tax assets:
Compensation and benefits	$27,271	$28,942
Deferred state income taxes	3,947	8,913
Deferred revenue	1,937	3,292
Other	1,802	1,769

Gross deferred tax asset	34,957	42,916

Deferred tax liabilities:
Goodwill	34,927	34,990
Depreciation	2,896	3,213
Other	3,682	3,620

Gross deferred tax liability	41,505	41,823

Net deferred tax asset (liability)	($6,548)	$1,093

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

9. Income Taxes (continued)

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Three months ended June 30,				Six months ended June 30,
	2004	%	2003	%	2004	%	2003	%
Expected income tax expense	$27,324	35.0%	$22,009	35.0%	$53,777	35.0%	$42,110	35.0%

Increase (decrease) in income taxes resulting from:
New York State audit resolution	140	0.2	—	—	(8,519)	(5.5)	—	—
Minority interest	(1,244)	(1.6)	—	—	(1,343)	(0.9)	—	—
Tax-exempt interest income	(321)	(0.4)	—	—	(713)	(0.5)	—	—
State and local taxes	2,507	3.2	1,230	1.9	4,159	2.7	2,553	2.1
Foreign taxes	174	0.2	166	0.3	473	0.3	143	0.1
Other	(2,059)	(2.6)	805	1.3	(1,224)	(0.8)	1,515	1.3

Income tax expense	$26,521	34.0%	$24,210	38.5%	$46,610	30.3%	$46,321	38.5%

10. Variable Interest Entities Not Subject to Consolidation

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including investment advisory agreements and equity securities, which may be considered variable interests. The Company engages in these transactions principally to address client needs through the launch of collateralized debt obligations and private investment funds. At June 30, 2004 and December 31, 2003, the aggregate assets, debt and BlackRock’s equity ownership, which represents the extent of the Company’s risk of loss, in VIEs in which BlackRock has not been deemed primary beneficiary is as follows:

June 30, 2004	Assets	Debt	BlackRock Equity Ownership
Collaterized debt obligations	$2,940,000	$2,580,000	$12,763
Private investment funds	689,000	288,000	13,000

Total	$3,629,000	$2,868,000	$25,763

December 31, 2003
Collaterized debt obligations	$2,740,000	$2,370,000	$15,800
Private investment funds	375,000	227,000	5,000

Total	$3,115,000	$2,597,000	$20,800

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

11. Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$47,996	$38,674	$103,203	$73,994
Other comprehensive income (loss):
Unrealized gain (loss) from investments, available for sale, net	(1,149)	3,705	(1,852)	4,147
Foreign currency translation gain	62	1,424	1,028	1,069

Comprehensive income	$46,909	$43,803	$102,379	$79,210

12. Subsequent Event

In July 2004, BlackRock signed a lease through February 28, 2017 with Park Avenue Plaza Company L.P. for approximately 88,000 square feet of office space located at 55 East 52nd Street, New York, New York. Total rent payments over the lease term will be approximately $52,000, with annual lease payments for the first four years of the lease term of approximately $4,100. Future minimum commitments under BlackRock’s operating leases, following the signing of this lease and net of rental reimbursements of $2,354 through 2005 from a sublease arrangement, are as follows:

2004	$5,904
2005	13,801
2006	15,334
2007	15,302
2008	15,307
Thereafter	145,827

$211,475

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $309.7 billion of assets under management at June 30, 2004. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Liquidity Funds. In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the nation’s largest diversified financial services organizations providing regional community banking; wholesale banking, including corporate banking, real estate finance and asset-based lending; wealth management; asset management and global fund services. As of June 30, 2004, PNC indirectly owned approximately 71% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended June 30, 2004, March 31, 2004 and June 30, 2003 and the six months ended June 30, 2004 and 2003:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data or otherwise stated)

(unaudited)

	Three months ended			Variance vs.
	June 30,		March 31,	June 30, 2003		March 31, 2004
	2004	2003	2004	Amount	%	Amount	%
Total revenue	$183,812	$143,906	$181,823	$39,906	28%	$1,989	1%
Total expense	$121,231	$89,104	$112,056	$32,127	36%	$9,175	8%
Operating income	$62,581	$54,802	$69,767	$7,779	14%	$(7,186)	-10%
Net income	$47,996	$38,674	$55,207	$9,322	24%	$(7,211)	-13%
Diluted earnings per share	$0.73	$0.58	$0.84	$0.15	26%	$(0.11)	-13%
Average diluted shares outstanding	65,766,979	66,164,326	65,807,605	(397,347)	-1%	(40,626)	0%
Operating margin (a)	35.6%	40.2%	40.2%

Assets under management ($ in millions)	$309,654	$286,309	$320,672	$23,345	8%	($11,018)	-3%

	Six months ended
	June 30,		Variance
	2004	2003	Amount	%
Total revenue	$365,635	$286,657	$78,978	28%
Total expense	$233,287	$177,789	$55,498	31%
Operating income	$132,348	$108,868	$23,480	22%
Net income	$103,203	$73,994	$29,209	39%
Diluted earnings per share	$1.57	$1.12	$0.45	40%
Average diluted shares outstanding	65,776,975	66,018,501	(241,526)	0%
Operating margin (a)	37.9%	40.2%
Assets under management ($ in millions)	$309,654	$286,309	$23,345	8%

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Financial Highlights (continued)

(Dollar amounts in thousands, except share data or otherwise stated)

(unaudited)

(a)	Operating income divided by total revenue less fund administration and servicing costs. Computations for all periods presented include affiliated and non-affiliated fund administration and servicing expense reported as a separate income statement line item and are derived from the Company’s consolidated financial statements, as follows:

	Three months ended			Six months ended June 30,
	June 30,		March 31, 2004
	2004	2003		2004	2003
Operating income, as reported	$62,581	$54,802	$69,767	$132,348	$108,868

Revenue, as reported	183,812	143,906	181,823	365,635	286,657
Less: fund administration and servicing costs	(8,018)	(7,578)	(8,360)	(16,378)	(15,536)

Revenue used for operating margin measurement	175,794	136,328	173,463	349,257	271,121

Operating margin	34.0%	38.1%	38.4%	36.2%	38.0%

Operating margin, as reported	35.6%	40.2%	40.2%	37.9%	40.2%

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

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs, and general and administration expense. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Fund administration and servicing costs expense reflects payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in the BlackRock Funds and BlackRock Closed-end Funds. Intangible assets at June 30, 2004 and December 31, 2003 were approximately $185.6 million and approximately $192.1 million, respectively, with amortization expense of approximately $0.2 million for the three months ended June 30, 2004 and 2003 and approximately $0.5 million for the six months ended June 30, 2004 and 2003. Impairment of intangible assets represents a write-off of an acquired management contract during the six months ended June 30, 2004 due to the resignation of the respective funds’ portfolio manager and the Company’s liquidation of the funds. Intangible assets primarily reflect PNC’s acquisition of BlackRock Financial Management, L.P. on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed REIT, on May 15, 2000.

PART I – FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

Assets under management (“AUM”) increased approximately $23.3 billion, or 8%, to $309.7 billion at June 30, 2004, compared with $286.3 billion at June 30, 2003. The growth in assets under management was primarily attributable to an increase of $27.2 billion, or 13%, in separate accounts, partially offset by a decrease of $3.8 billion, or 5%, in mutual fund assets.

The increase in separate accounts at June 30, 2004, as compared with June 30, 2003, was the result of net subscriptions of $21.9 billion and market appreciation of $5.3 billion. Net subscriptions were primarily attributable to fixed income sales and increased liquidity assets, which were $22.0 billion and $1.5 billion, respectively, partially offset by $2.5 billion of net redemptions in equity separate accounts. The rise in fixed income separate account assets was attributable to new client sales and increased fundings from existing clients. The increase in liquidity assets represents enhanced cross-selling efforts with BlackRock’s institutional client base during the period. Net redemptions of equity accounts reflected outflows in the Company’s international equity products during the period due to investment performance which underperformed the benchmark. Market appreciation of $5.3 billion in separate accounts largely reflected appreciation earned on fixed income assets of $3.2 billion due to current income and declining interest rates and market appreciation in equity assets of $2.1 billion as equity markets improved during the period.

The $3.8 billion decrease in mutual fund assets since June 30, 2003 primarily reflected net redemptions of $4.1 billion. During the period, net redemptions in the BlackRock Liquidity Funds and the BlackRock Funds money market portfolios totaled $7.9 billion, which was partially offset by net subscriptions in BlackRock Closed-end Funds and BlackRock Funds fixed income portfolios of $2.5 billion and $1.0 billion, respectively. Liquidity mutual fund outflows are primarily attributable to the increase in the Federal Funds rate during the second quarter of 2004, which results in a temporary yield advantage for direct investments in the money markets versus mutual funds. Net subscriptions in BlackRock Closed-end Funds reflected the launch of $2.5 billion in closed-end fund assets since June 30, 2003, including the offering by the Company of the first three equity BlackRock Closed-end Funds, which raised $1.3 billion during the period. The BlackRock Funds fixed income portfolios had $1.0 billion in net subscriptions primarily due to strong relative investment performance.

AUM in the second quarter of 2004 decreased $11.0 billion, or 3%, as compared to the first quarter of 2004, representing $6.7 billion in net redemptions and $4.3 billion in market depreciation. The $6.7 billion in net redemptions during the second quarter of 2004 reflected mutual fund net redemptions of $9.0 billion, of which $8.7 billion was attributable to liquidity assets due to the second quarter 2004 increase in the Federal Funds rate, partially offset by separate account net subscriptions of $2.3 billion. Average assets in liquidity mutual funds during the second quarter of 2004 were approximately $55.3 billion, as compared to $50.3 billion at quarter-end. Separate account net subscriptions primarily consisted of fundings in fixed income and liquidity separate accounts of $1.4 billion and $0.6 billion, respectively. Net subscriptions in fixed income accounts were partially offset by $3.2 billion of outflows resulting from two client mergers and a macro-driven decision by a multi-billion dollar AUM client to substantially restructure their exposure to fixed income securities. Market depreciation during the second quarter of 2004 was primarily attributable to declines in fixed income separate account and mutual fund assets due to rising interest rates.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets under Management (continued)

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	June 30,		December 31, 2003
	2004	2003
All Accounts
Fixed income	$223,542	$195,960	$214,356
Liquidity	65,943	71,585	74,345
Equity	13,543	12,412	13,721
Alternative investment products	6,626	6,352	6,934

Total	$309,654	$286,309	$309,356

Separate Accounts
Fixed income	$199,762	$174,480	$190,432
Liquidity	6,896	5,366	5,855
Liquidity-Securities lending	8,771	8,374	9,925
Equity	8,790	9,105	9,443
Alternative investment products	6,626	6,352	6,934

Subtotal	230,845	203,677	222,589

Mutual Funds
Fixed income	23,780	21,480	23,924
Liquidity	50,276	57,845	58,565
Equity	4,753	3,307	4,278

Subtotal	78,809	82,632	86,767

Total	$309,654	$286,309	$309,356

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the three and six months ended June 30, 2004 and 2003, respectively. The data reflects certain reclassifications to conform with the current period’s presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
All Accounts
Beginning assets under management	$320,672	$273,599	$309,356	$272,841
Net subscriptions (redemptions)	(6,697)	5,098	(357)	4,310
Market appreciation (depreciation)	(4,321)	7,612	655	9,158

Ending assets under management	$309,654	$286,309	$309,654	$286,309

Separate Accounts
Beginning assets under management	$232,183	$194,555	$222,589	$183,513
Net subscriptions	2,273	2,409	7,244	11,930
Market appreciation (depreciation)	(3,611)	6,713	1,012	8,234

Ending assets under management	230,845	203,677	230,845	203,677

Mutual Funds
Beginning assets under management	88,489	79,044	86,767	89,328
Net subscriptions (redemptions)	(8,970)	2,689	(7,601)	(7,620)
Market appreciation (depreciation)	(710)	899	(357)	924

Ending assets under management	78,809	82,632	78,809	82,632

Total	$309,654	$286,309	$309,654	$286,309

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2003			2004		Six months ended June 30, 2004
	June 30	September 30	December 31	March 31	June 30
Separate Accounts
Fixed Income
Beginning assets under management	$167,778	$174,480	$178,390	$190,432	$202,055	$190,432
Net subscriptions	1,682	3,700	9,842	7,141	1,365	8,506
Market appreciation (depreciation)	5,020	210	2,200	4,482	(3,658)	824

Ending assets under management	174,480	178,390	190,432	202,055	199,762	199,762

Liquidity
Beginning assets under management	6,040	5,366	5,707	5,855	6,304	5,855
Net subscriptions (redemptions)	(677)	328	135	446	591	1,037
Market appreciation	3	13	13	3	1	4

Ending assets under management	5,366	5,707	5,855	6,304	6,896	6,896

Liquidity-Securities lending
Beginning assets under management	6,344	8,374	9,996	9,925	8,479	9,925
Net subscriptions (redemptions)	2,030	1,622	(71)	(1,446)	292	(1,154)

Ending assets under management	8,374	9,996	9,925	8,479	8,771	8,771

Equity
Beginning assets under management	8,995	9,105	9,143	9,443	9,003	9,443
Net redemptions	(1,526)	(334)	(1,234)	(684)	(195)	(879)
Market appreciation (depreciation)	1,636	372	1,534	244	(18)	226

Ending assets under management	9,105	9,143	9,443	9,003	8,790	8,790

Alternative investment products
Beginning assets under management	5,398	6,352	6,676	6,934	6,342	6,934
Net subscriptions (redemptions)	900	385	237	(486)	220	(266)
Market appreciation (depreciation)	54	(61)	21	(106)	64	(42)

Ending assets under management	6,352	6,676	6,934	6,342	6,626	6,626

Total Separate Accounts
Beginning assets under management	194,555	203,677	209,912	222,589	232,183	222,589
Net subscriptions	2,409	5,701	8,909	4,971	2,273	7,244
Market appreciation (depreciation)	6,713	534	3,768	4,623	(3,611)	1,012

Ending assets under management	$203,677	$209,912	$222,589	$232,183	$230,845	$230,845

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2003			2004		Six months ended June 30, 2004
	June 30	September 30	December 31	March 31	June 30
Mutual Funds
Fixed Income
Beginning assets under management	$20,280	$21,480	$22,974	$23,924	$24,742	$23,924
Net subscriptions (redemptions)	788	1,426	977	598	(264)	334
Market appreciation (depreciation)	412	68	(27)	220	(698)	(478)

Ending assets under management	21,480	22,974	23,924	24,742	23,780	23,780

Liquidity
Beginning assets under management	55,594	57,845	57,334	58,565	58,986	58,565
Net subscriptions (redemptions)	2,247	(512)	1,225	420	(8,710)	(8,290)
Market appreciation	4	1	6	1	—	1

Ending assets under management	57,845	57,334	58,565	58,986	50,276	50,276

Equity
Beginning assets under management	3,170	3,307	3,281	4,278	4,761	4,278
Net subscriptions (redemptions)	(346)	(147)	579	351	4	355
Market appreciation (depreciation)	483	121	418	132	(12)	120

Ending assets under management	3,307	3,281	4,278	4,761	4,753	4,753

Total Mutual Funds
Beginning assets under management	79,044	82,632	83,589	86,767	88,489	86,767
Net subscriptions (redemptions)	2,689	767	2,781	1,369	(8,970)	(7,601)
Market appreciation (depreciation)	899	190	397	353	(710)	(357)

Ending assets under management	$82,632	$83,589	$86,767	$88,489	$78,809	$78,809

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2003			2004		Six months ended June 30, 2004
	June 30	September 30	December 31	March 31	June 30
Mutual Funds
BlackRock Funds
Beginning assets under management	$18,013	$18,410	$18,044	$18,354	$18,985	$18,354
Net subscriptions (redemptions)	(213)	(385)	57	427	(2,110)	(1,683)
Market appreciation (depreciation)	610	19	253	204	(272)	(68)

Ending assets under management	18,410	18,044	18,354	18,985	16,603	16,603

BlackRock Global Series
Beginning assets under management	500	589	794	838	1,026	838
Net subscriptions (redemptions)	44	193	(3)	181	275	456
Market appreciation (depreciation)	45	12	47	7	(8)	(1)

Ending assets under management	589	794	838	1,026	1,293	1,293

BlackRock Liquidity Funds
Beginning assets under management	48,489	51,163	51,078	52,870	53,159	52,870
Net subscriptions (redemptions)	2,674	(85)	1,792	289	(7,305)	(7,016)

Ending assets under management	51,163	51,078	52,870	53,159	45,854	45,854

Closed End
Beginning assets under management	11,294	11,723	12,920	13,961	14,552	13,961
Net subscriptions	185	1,038	944	449	111	560
Market appreciation (depreciation)	244	159	97	142	(430)	(288)

Ending assets under management	11,723	12,920	13,961	14,552	14,233	14,233

Other Commingled Funds
Beginning assets under management	748	747	753	744	767	744
Net subscriptions (redemptions)	(1)	6	(9)	23	59	82

Ending assets under management	747	753	744	767	826	826

Total Mutual Funds
Beginning assets under management	79,044	82,632	83,589	86,767	88,489	86,767
Net subscriptions (redemptions)	2,689	767	2,781	1,369	(8,970)	(7,601)
Market appreciation (depreciation)	899	190	397	353	(710)	(357)

Ending assets under management	$82,632	$83,589	$86,767	$88,489	$78,809	$78,809

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003.

Revenue

Total revenue for the three months ended June 30, 2004 increased $39.9 million, or 28%, to $183.8 million, compared with $143.9 million for the three months ended June 30, 2003. Investment advisory and administration fees increased $34.0 million, or 27%, to $162.0 million for the three months ended June 30, 2004, compared with $128.0 million for the three months ended June 30, 2003. The increase in investment advisory and administration fees was due to increases in fees earned across all asset classes. Other income of $21.8 million increased $5.9 million, or 37%, for the three months ended June 30, 2004 compared with $15.9 million for the three months ended June 30, 2003 primarily due to increased sales of BlackRock Solutions products and services.

	Three months ended June 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Investment advisory and administration fees:
Mutual funds	$54,981	$48,496	$6,485	13.4%
Separate accounts	107,032	79,517	27,515	34.6

Total investment advisory and administration fees	162,013	128,013	34,000	26.6
Other income	21,799	15,893	5,906	37.2

Total revenue	$183,812	$143,906	$39,906	27.7%

Mutual fund advisory and administration fees increased $6.5 million, or 13%, to $55.0 million for the three months ended June 30, 2004, compared with $48.5 million for the three months ended June 30, 2003. The increase in mutual fund revenue was primarily the result of increases in closed-end fund revenue and BlackRock Funds fees of $5.2 million and $1.0 million, respectively. Since June 30, 2003, the Company has raised approximately $2.5 billion in new closed-end funds that resulted in the increase in closed-end fund revenue. The increase in BlackRock Funds fees is primarily attributable to net subscriptions and a shift in asset mix from liquidity portfolios to higher fee earning fixed income portfolios.

Separate account revenue increased $27.5 million, or 35%, to $107.0 million for the three months ended June 30, 2004, compared with $79.5 million for the three months ended June 30, 2003. Separate account base fees increased $11.5 million, or 15%, to $89.4 million for the three months ended June 30, 2004, compared with $78.0 million for the three months ended June 30, 2003, as a result of a $27.2 billion, or 13%, increase in separate account assets under management. Performance fees of $17.6 million for the three months ended June 30, 2004 increased $16.0 million compared with $1.6 million for the three months ended June 30, 2003. The increase in performance fees was primarily attributable to alternative investment product performance fees related to investment returns on the Company’s fixed income hedge fund, which exceeded its high water mark during the period.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. (continued)

Revenue (continued)

	Three months ended June 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Mutual funds revenue
BlackRock Funds	$18,058	$17,056	$1,002	5.9%
Closed End Funds	17,484	12,301	5,183	42.1
BlackRock Liquidity Funds	19,160	18,854	306	1.6
Other commingled funds	279	285	(6)	(2.1)

Total mutual funds revenue	54,981	48,496	6,485	13.4

Separate accounts revenue
Separate account base fees	89,436	77,957	11,479	14.7
Separate account performance fees	17,596	1,560	16,036	NM

Total separate accounts revenue	107,032	79,517	27,515	34.6

Total investment advisory and administration fees	162,013	128,013	34,000	26.6

Other income	21,799	15,893	5,906	37.2

Total revenue	$183,812	$143,906	$39,906	27.7%

NM = Not meaningful

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. (continued)

Expense

Total expense rose $32.1 million, or 36%, to $121.2 million in the second quarter of 2004 compared with $89.1 million during the second quarter of 2003. The increase was attributable to increases in employee compensation and benefits, general and administration expense and fund administration and servicing expense paid to third parties, partially offset by a decrease in affiliated fund administration and servicing costs.

	Three months ended June 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Employee compensation and benefits	$81,618	$55,819	$25,799	46.2%
Fund administration and servicing costs
Affiliates	4,948	6,686	(1,738)	(26.0)
Other	3,070	892	2,178	244.2
General and administration	31,363	25,476	5,887	23.1
Amortization of intangible assets	232	231	1	0.4

Total expense	$121,231	$89,104	$32,127	36.1%

The rise in employee compensation and benefits of $25.8 million, or 46%, primarily reflects increased salary and incentive compensation expense, including increased direct incentives related to alternative investment product performance fees and the gain on the Company’s sale of Trepp LLC totaling $10.0 million and $7.0 million, respectively, $5.0 million in salaries and benefits to support staffing needs, a $3.0 million increase in incentive compensation reflecting operating income growth and $1.3 million in stock-based compensation related to restricted stock granted to employees during the fourth quarter of 2003. General and administration expense increased $5.9 million, or 23%, to $31.4 million during the three months ended June 30, 2004 compared to $25.5 million during the three months ended June 30, 2003 primarily due to increases in marketing and promotional and other expenses of $2.8 million and $2.5 million, respectively. During the three months ended June 30, 2004, marketing and promotional expense of $9.6 million increased $2.8 million, or 42%, compared to $6.8 million during the three months ended June 30, 2003 primarily due to closed-end fund launches and increased institutional marketing activities. Other expense of $11.2 million increased $2.5 million, or 28%, during the three months ended June 30, 2004 compared to $8.8 million during the three months ended June 30, 2003 primarily due to increased professional fees of $2.1 million for legal and accounting services related to mutual fund regulatory inquiries and costs incurred for complying with the Sarbanes-Oxley Act of 2002 as well as a $0.4 million rise in insurance costs. During the second quarter of 2004, fund administration and servicing expense paid to third parties of $3.1 million increased by $2.2 million compared to the second quarter of 2003 primarily due to increases in shareholder servicing fees related to new closed-end funds and transfer agency related expenses associated with the BlackRock Funds totaling $1.3 million and $0.9 million, respectively. The $1.7 million, or 26%, decrease in affiliated fund administration and servicing costs from $6.7 million during the three months ended June 30, 2003 to $4.9 million primarily relates to a restructuring of BlackRock’s co-administration agreements with PFPC Inc., an indirect, wholly-owned subsidiary of PNC.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. (continued)

Expense (continued)

	Three months ended June 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
General and administration expense:
Marketing and promotional	$9,637	$6,797	$2,840	41.8%
Occupancy expense	5,914	5,400	514	9.5
Technology	4,603	4,523	80	1.8
Other general and administration	11,209	8,756	2,453	28.0

Total general and administration expense	$31,363	$25,476	$5,887	23.1%

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. (continued)

Operating Income and Net Income

Operating income was $62.6 million for the three months ended June 30, 2004, representing a $7.8 million, or 14%, increase compared with the three months ended June 30, 2003. Non-operating income increased $7.4 million, or 92%, to $15.5 million for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. The rise was primarily due to the recognition of a $12.9 million gain on the Company’s sale of its interest in Trepp LLC, partially offset by $0.5 million in securities losses as compared to realizing $2.8 million of gains in the second quarter of 2003 and reduced investment income of $1.8 million. Income tax expense was $26.5 million and $24.2 million, representing effective tax rates of 34.0% and 38.6% for the three months ended June 30, 2004 and June 30, 2003, respectively, reflecting Company management’s decision to decrease the full year effective tax rate for 2004 to 36.5%. Net income totaled $48.0 million for the three months ended June 30, 2004 compared with $38.7 million for the three months ended June 30, 2003, representing an increase of $9.3 million, or 24%.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003.

Revenue

Total revenue for the six months ended June 30, 2004 increased $78.9 million or 28% to $365.6 million, compared with $286.7 million for the six months ended June 30, 2003. Investment advisory and administration fees increased $68.0 million, or 27%, to $322.3 million for the six months ended June 30, 2004, compared with $254.4 million for the six months ended June 30, 2003. The increase in investment advisory and administration fees was due to increases in fees earned from separate accounts of $53.8 million, or 34%, and mutual funds of $14.2 million, or 15%. Other income of $43.3 million increased $11.0 million, or 34%, for the six months ended June 30, 2004 compared with $32.3 million for the six months ended June 30, 2003 primarily due to increased sales of BlackRock Solutions products and services.

	Six months ended June 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Investment advisory and administration fees:
Mutual funds	$111,427	$97,236	$14,191	14.6%
Separate accounts	210,904	157,142	53,762	34.2

Total investment advisory and administration fees	322,331	254,378	67,953	26.7
Other income	43,304	32,279	11,025	34.2

Total revenue	$365,635	$286,657	$78,978	27.6%

Mutual fund advisory and administration fees increased $14.2 million, or 15%, to $111.4 million for the six months ended June 30, 2004, compared with $97.2 million for the six months ended June 30, 2003. The increase in mutual fund revenue was primarily the result of increases in closed-end fund revenue and BlackRock Funds fees of $10.7 million and $3.6 million, respectively. Since June 30, 2003, the Company has raised approximately $2.5 billion in new closed-end funds which resulted in the increase in closed-end fund revenue. The increase in BlackRock Funds fees is primarily attributable to an increase in average assets under management of approximately $1.1 billion.

Separate account revenue increased $53.8 million, or 34%, to $210.9 million for the six months ended June 30, 2004, compared with $157.1 million for the six months ended June 30, 2003. Separate account base fees increased $25.0 million, or 16%, to $177.5 million for the six months ended June 30, 2004, compared with $152.5 million for the six months ended June 30, 2003, as a result of a $27.2 billion, or 13%, increase in separate account assets under management. Performance fees of $33.4 million for the six months ended June 30, 2004 increased $28.7 million compared with $4.7 million for the six months ended June 30, 2003. The increase in performance fees was primarily related to fees earned on the Company’s fixed income hedge fund, which exceeded its high water mark during the second quarter of 2004, fees earned from a collateralized debt obligation (“CDO”) and several separate accounts. The CDO performance fee, which totaled $7.9 million, represents a portion of returns realized by its investors since the CDO’s inception in January 2001 and, therefore, is not indicative of future CDO performance fees.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. (continued)

Revenue (continued)

	Six months ended June 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Mutual funds revenue
BlackRock Funds	$36,840	$33,242	$3,598	10.8%
Closed End Funds	34,274	23,614	10,660	45.1
BlackRock Liquidity Funds	39,773	39,853	(80)	(0.2)
Other commingled funds	540	527	13	2.5

Total mutual funds revenue	111,427	97,236	14,191	14.6

Separate accounts revenue
Separate account base fees	177,502	152,470	25,032	16.4
Separate account performance fees	33,402	4,672	28,730	NM

Total separate accounts revenue	210,904	157,142	53,762	34.2

Total investment advisory and administration fees	322,331	254,378	67,953	26.7

Other income	43,304	32,279	11,025	34.2

Total revenue	$365,635	$286,657	$78,978	27.6%

NM = Not meaningful

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. (continued)

Expense

Total expense rose $55.5 million, or 31%, to $233.3 million in the six months ended June 30, 2004 compared with $177.8 million in the six months ended June 30, 2003. The increase was attributable to increases in employee compensation and benefits of $36.5 million, or 33%, general and administration expense of $12.1 million, or 24%, fund administration and servicing expense paid to third parties of $4.5 million and the recognition of an impairment on the Company’s intangible assets during the first quarter of 2004, partially offset by a decrease in affiliated fund administration and servicing costs of $3.6 million.

	Six months ended June 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Employee compensation and benefits	$147,687	$111,205	$36,482	32.8%
Fund administration and servicing costs
Affiliates	10,016	13,629	($3,613)	(26.5)
Other	6,362	1,907	4,455	233.6
General and administration	62,662	50,585	12,077	23.9
Amortization of intangible assets	463	463	—	0.0
Impairment of intangible assets	6,097	—	6,097	NM

Total expense	$233,287	$177,789	$55,498	31.2%

NM = Not meaningful

Operating margin for the six months ended June 30, 2004 decreased 2.3% to 37.9% from 40.2% during the comparable period in 2003, primarily due to increased incentive compensation. During the period, the Company sold its interest in Trepp LLC, a leading provider of commercial mortgage backed security information, analytics and technology, resulting in a $12.9 million gain, which was included in non-operating income. The decrease in operating margin was primarily due to the recognition of $7.0 million of incentive compensation expense related to the gain on the sale of the Company’s interest in Trepp LLC.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. (continued)

Expense (continued)

Higher employee compensation and benefits expense primarily reflects increased salary and incentive compensation expense, including an increase in direct incentives related to alternative investment product performance fees and the gain on the Company’s sale of Trepp LLC totaling $13.5 million and $7.0 million, respectively, $8.3 million in salaries and benefits to support staffing needs, a $7.0 million increase in incentive compensation reflecting operating income growth and $2.5 million in stock-based compensation related to restricted stock granted to employees during the fourth quarter of 2003. General and administration expense increased $12.1 million, or 24%, to $62.7 million during the six months ended June 30, 2004 compared to $50.6 million during the six months ended June 30, 2003 primarily due to increases in marketing and promotional and other expenses of $4.4 million and $7.1 million, respectively. During the six months ended June 30, 2004, marketing and promotional expense of $17.8 million increased $4.4 million, or 33%, compared to $13.5 million during the six months ended June 30, 2003 primarily due to closed-end fund launches and increased institutional marketing activities. Other expense of $24.1 million increased $7.1 million, or 42%, during the six months ended June 30, 2004 compared to $17.0 million during the six months ended June 30, 2003 primarily due to increased professional fees of $4.6 million for legal and accounting services related to mutual fund regulatory inquiries and costs incurred for complying with the Sarbanes-Oxley Act of 2002 as well as a $1.1 million rise in insurance costs. In February 2004, the portfolio manager of BlackRock’s long-short equity hedge funds resigned from the firm. As a result, BlackRock commenced an orderly liquidation of these hedge funds and recognized a $6.1 million impairment charge representing the carrying value of the funds’ acquired management contract. After adjusting for the benefit of a $2.7 million performance fee, the funds’ liquidation resulted in an after-tax loss of approximately $2.0 million. During the period, fund administration and servicing expense paid to third parties of $6.4 million increased by $4.5 million compared to the six months ended June 30, 2003 due to increases in shareholder servicing fees related to new closed-end funds and transfer agency related expenses associated with the BlackRock Funds totaling $2.4 million and $2.1 million, respectively. The $3.6 million, or 27%, decrease in affiliated fund administration and servicing costs from $13.6 million during the six months ended June 30, 2003 to $10.0 million primarily relates to a restructuring of BlackRock’s co-administration agreements with PFPC Inc.

	Six months ended June 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
General and administration expense:
Marketing and promotional	$17,840	$13,464	$4,376	32.5%
Occupancy expense	11,564	11,012	552	5.0
Technology	9,161	9,102	59	0.6
Other general and administration	24,097	17,007	7,090	41.7

Total general and administration expense	$62,662	$50,585	$12,077	23.9%

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. (continued)

Operating Income and Net Income

Operating income was $132.3 million for the six months ended June 30, 2004, representing a $23.5 million, or 22%, increase compared with the six months ended June 30, 2003. Non-operating income increased $9.9 million, or 86%, to $21.3 million for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. The rise was primarily due to the recognition of a $12.9 million gain on the Company’s sale of its interest in Trepp LLC and an $0.7 million increase in investment income related to municipal bonds acquired in mid 2003, partially offset by reduced securities gains of $1.8 million, $1.2 million in interest expense related to the Company’s obligation to purchase a subsidiary’s minority interest in 2008 and $1.1 million representing impairments of the Company’s collateralized bond obligation investments. Income tax expense was $46.6 million and $46.3 million, representing effective tax rates of 30.3% and 38.5% for the six months ended June 30, 2004 and June 30, 2003, respectively. The decrease in the Company’s effective tax rate relates to a previously disclosed net income benefit of approximately $8.7 million, associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001. In addition, during the second quarter of 2004, the Company adjusted its full year effective tax rate for 2004 to 36.5%. Including the income tax benefit, net income totaled $103.2 million for the six months ended June 30, 2004 compared with $74.0 million for the six months ended June 30, 2003, representing an increase of $29.2 million, or 39%.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash provided by the Company’s operating activities totaled $39.8 million for the period ended June 30, 2004, including a $121.0 million net payment of the Company’s 2003 incentive compensation programs. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

Net cash flow provided by investing activities was $9.0 million for the six months ended June 30, 2004, primarily consisting of $12.5 million in net investment sales, a $6.4 million increase in the Company’s cash and cash equivalents due to its consolidation of a joint venture under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, partially offset by $9.9 million in capital expenditures largely related to investments in technology. During the six months ended June 30, 2004, the Company sold several municipal bonds, its investment in the BlackRock Funds GNMA Portfolio and seed investments in several closed-end funds for approximately $56.3 million and sold its equity interest in Trepp LLC for approximately $11.5 million, which was partially offset by $55.1 million in seed investments of new product offerings, two of which represent consolidated investments to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. (continued)

Liquidity and Capital Resources (continued)

Net cash flow used in financing activities was $69.0 million for the six months ended June 30, 2004 and primarily represented treasury stock activity and the payment of $35.7 million in dividends. During January 2004, BlackRock’s Board of Directors approved a two million share repurchase program. Pursuant to the repurchase program, the Company may make repurchases from time to time as market conditions warrant in open market or privately negotiated transactions at the discretion of the Company’s management. The authority to purchase 310,000 shares available under pre-existing programs terminated with the approval of this program. In addition to authorizing the new share repurchase program, the Board of Directors also approved a management stock buy-back (the Management Buy-Back) that authorized BlackRock to purchase shares owned by senior management through the repurchase program. Shares repurchased by the Company under the Management Buy-Back reduced the current two million share repurchase authorization. Eligible participants elected to sell an aggregate of 690,575 shares which, based on BlackRock’s average closing price for the five days ended January 28, 2004, approximated $40.4 million. In addition, the Company repurchased approximately 115,000 shares under the program in open market transactions for approximately $6.7 million. As a result, the Company is currently authorized to repurchase approximately 1.2 million shares under its repurchase program. Cash paid in the repurchase program was partially offset by the receipt of $10.0 million by the Company due to the exercise of employee stock options during the six months ended June 30, 2004.

Total capital at June 30, 2004 was $764.2 million and was primarily comprised of stockholders’ equity.

Contractual Obligations and Commercial Commitments

The Company leases its primary office space under agreements that expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments.

In the ordinary course of business, BlackRock enters into contracts (purchase obligations) with third parties pursuant to which the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts which are either noncancelable or cancelable with penalty. At June 30, 2004, the Company’s obligations primarily reflected shareholder servicing arrangements related to client investments in the BlackRock Closed-end Funds, subadvisory agreements and standard service contracts with third parties for portfolio, market data and office services.

In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

In connection with the management contract acquired on May 15, 2000 associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite, a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition. For the three and six months ended June 30, 2004, the related expense was $0.1 million and $0.3 million, respectively. At June 30, 2004, the future commitment under the agreement is $6.5 million. If Anthracite’s management contract with BlackRock is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. (continued)

Contractual Obligations and Commercial Commitments (continued)

On April 30, 2003, the Company purchased 80% of the outstanding equity interests of an investment manager of a hedge fund of funds for approximately $4.1 million in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if settled at June 30, 2004, would be approximately $2.3 million.

Summary of Commitments (unaudited):

	Total	2004	2005	2006	2007	2008	Thereafter
(Dollar amounts in thousands)
Lease Commitments	$211,475	$5,904	$13,801	$15,334	$15,302	$15,307	$145,827
Purchase Obligations	21,833	7,307	5,867	5,054	3,054	552	—
Acquired Management Contract	6,500	—	1,500	1,000	1,000	1,000	2,000
Acquisition Forward Commitment	2,261	2,261	—	—	—	—	—

Total Commitments	$242,069	$15,472	$21,168	$21,388	$19,356	$16,859	$147,827

In July 2004, BlackRock signed a lease through February 28, 2017 with Park Avenue Plaza Company L.P. for approximately 88,000 square feet of office space located at 55 East 52nd Street, New York, New York. Total rent payments over the lease term will be approximately $52 million, with annual lease payments for the first four years of the lease term of approximately $4.1 million. Future minimum commitments under this lease have been reflected above.

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

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If the Company does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s ability and intent to hold the security. If BlackRock holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. Management’s conclusion that the Company holds significant influence over an issuer whose security was previously classified as an available for sale security has a significant impact on the Company’s net income due to the related accounting treatment. Under the equity method, the Company’s share of the investee’s net income is recorded in investment income (expense), net, while unrealized gains and losses on available for sale securities are recorded in the accumulated other comprehensive income or loss component of stockholders’ equity until the securities are sold. Accumulated gross unrealized losses on June 30, 2004 on readily marketable available for sale securities were approximately $1.9 million.

Nonmarketable Equity Securities

Items classified as investments, other, are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense), net, for alternative investment products and other income for operating joint ventures. If the Company does not maintain significant influence over the investee’s operations, the cost method of accounting is used. Under the cost method of accounting, investment income is recognized as received or upon the sale of the security. Therefore, management’s conclusion that BlackRock holds significant influence over an issuer has a significant impact on the Company’s net income. Unrealized gains related to investments accounted for under the cost method during the three and six months ended June 30, 2004 totaled approximately $1.0 million and $0.5 million, respectively.

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

BlackRock, Inc. Long Term Retention and Incentive Plan (LTIP)

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

There will be no expense recognition associated with the LTIP Awards unless a full or partial vesting determination is considered probable and estimable. The Compensation and Audit Committees of the Company’s Board of Directors have determined, based on current conditions, that the probability of any partial vesting prior to the opportunity for commencement of full vesting of the program at the conclusion of the first quarter of 2005 is unlikely. The LTIP was constructed such that the expected increase in value to stockholders necessary to fully vest the program had to result from continued growth in the Company’s earnings rather than from changes in the financial markets. As such, the Compensation Committee established a minimum performance period (through December 31, 2004) under which no vesting of the program would occur. At such time, the Compensation and Audit Committees will evaluate the likelihood that the Company will complete the program term with alternative vesting criteria performance in excess of LTIP requirements. In addition, the Company’s management supports the Compensation and Audit Committees’ determination through periodic assessments of this contingency based on the Company’s stock price and related volatility, market indicators for the Company’s future earnings relative to its peers and the Company’s current state of completion of the program term. The Company will accrue expense for this contingency accordingly. Assuming the LTIP Awards fully vest by March 31, 2005 by achieving the $62 average price target, the Company will record a one-time charge of approximately $98 million, net of tax, or $1.50 per diluted share in the first quarter of 2005, and quarterly expense of approximately $8 million, net of tax, or $0.12 per diluted share, through December 31, 2006, the end of the LTIP’s service period. If the vesting date is later than March 31, 2005, the one-time charge will increase in an amount equal to the pro rata portion of the service period completed.

With respect to partial vesting, as of June 30, 2004, the Company’s compound annual growth in diluted earnings per share exceeds 10%. In addition, as of June 30, 2004, the Company’s publicly-traded stock price performance was 4th out of 14 peer group companies. The Company continues to evaluate the likelihood of achieving the partial vesting criteria each quarter and has concluded that, as of June 30, 2004, such an event is not probable. If it becomes probable, by September 30, 2004, that the LTIP Awards could partially vest by at least 50%, the Company would record a one-time charge of approximately $42 million, net of tax, or $0.64 per diluted share, on September 30, 2004 and quarterly expense of approximately $7.5 million, net of tax, or $0.06 per diluted share, through December 31, 2006, the end of the LTIP’s service period. If a partial vesting decision becomes probable subsequent to September 30, 2004, the one-time charge will increase in an amount equal to the pro rata portion of the service period completed.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. A change in an asset class’s estimated useful life by management would have a significant impact on the Company’s depreciation expense (approximately $4.9 million and $9.6 million for the three and six months ended June 30, 2004, respectively) due to the concentration of the Company’s property and equipment in relatively short-lived assets (useful lives of three to five years). A summary of the estimated useful lives used, by asset class, is included in Note 3 in the Notes to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K.

Related Party Transactions

The Company provides investment advisory and administration services to the BlackRock Funds, BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$8,866	$9,999	$18,162	$20,116
Other	9,192	7,057	18,678	13,126
BlackRock Closed-end Funds - Other	17,484	12,301	34,274	23,614
BlackRock Liquidity Funds
PNC	3,107	3,131	6,208	6,420
Other*	16,053	15,723	33,565	33,433
STIF - PNC	270	285	531	527

	$54,972	$48,496	$111,418	$97,236

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

The Company provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura for a fee, based on assets under management. In addition, the Company provides risk management and private client services to PNC.

Revenues for such services are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
Separate accounts - Nomura	$2,021	$3,162	$4,293	$6,421
Separate accounts - PNC	1,564	1,904	3,437	3,568
Private client services - PNC	1,383	1,382	2,769	2,764
Other income-risk management - PNC	1,250	1,250	2,500	2,500

	$6,218	$7,698	$12,999	$15,253

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three month periods ended June 30, 2004 and 2003 totaled approximately $16.4 million and $18.0 million, respectively, and, for the six months ended June 30, 2004 and 2003 totaled approximately $33.6 million and $35.9 million, respectively.

PNC subsidiaries and PNC-related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	June 30,
	2004	2003
(Dollar amounts in millions)	(unaudited)
BlackRock Open-end Funds	$7,818	$10,595
BlackRock Liquidity Funds	9,361	8,442
STIF	751	747
Separate accounts	9,534	11,592

	$27,464	$31,376

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

Related Party Transactions (continued)

PNC also provides general and administration services to the Company. Charges for such services were based on actual usage or on defined formulas that, in management’s view, resulted in reasonable allocations.

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
(Dollar amounts in thousands)	(unaudited)
Fund administration and servicing costs	$4,948	$6,686	$10,016	$13,629
General and administration	1,011	1,534	2,250	3,144
General and administration-consulting	400	450	3,086	901

	$6,359	$8,670	$15,352	$17,674

Additionally, an indirect wholly owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable was approximately $3.2 million and $9.8 million at June 30, 2004 and December 31, 2003, respectively, which primarily represent investment and administration services provided to Nomura, PNC subsidiaries and affiliates.

Receivable from affiliates was approximately $0.3 million and $0.1 million at June 30, 2004 and December 31, 2003, respectively. These amounts primarily represent reimbursed expenses due from the BlackRock Funds and affiliates.

Payable to affiliates was approximately $28.3 million and $40.7 million at June 30, 2004 and December 31, 2003, respectively. These amounts primarily represent income taxes payable.

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

BlackRock’s investments consist primarily of BlackRock funds, private investment funds and municipal bonds. Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. As of June 30, 2004, the carrying value of seed investments was $82.1 million. The carrying value of BlackRock’s other investments, available for sale, included in the mutual funds total, as stated below, was $49.5 million as of June 30, 2004 and represents an investment in the Low Duration Bond Portfolio of the BlackRock Funds. These investments expose BlackRock to equity price risk. BlackRock does not hold any derivative securities to hedge its investments. The following table summarizes the fair values of the investments and provides a sensitivity analysis of the estimated carrying values of all financial instruments subject to equity price risk, assuming a 10% increase or decrease in equity prices:

June 30, 2004	Carrying Value	Carrying value assuming 10% increase in market price	Carrying value assuming 10% decrease in market price
Mutual funds	$14,900	$16,390	$13,410
Equity securities	8,492	9,341	7,643

Total investments, trading	23,392	25,731	21,053

Mutual funds	50,269	55,296	45,242
Collateralized debt obligations	12,764	14,040	11,488

Total investments, available for sale	63,033	69,336	56,730

Mutual funds	6,011	6,612	5,410
Other	77,397	85,137	69,657

Total investments, other	83,408	91,749	75,067

Total investments subject to equity price risk	$169,833	$186,816	$152,850

December 31, 2003
Mutual funds	$10,648	$11,713	$9,583
Equity securities	8,021	8,823	7,219

Total investments, trading	18,669	20,536	16,802

Mutual funds	78,226	86,049	70,403
Collateralized debt obligations	15,822	17,404	14,240

Total investments, available for sale	94,048	103,453	84,643

Mutual funds	5,801	6,381	5,221
Other	39,427	43,370	35,484

Total investments, other	45,228	49,751	40,705

Total investments subject to equity price risk	$157,945	$173,740	$142,151

PART I — FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

At June 30, 2004, investments, trading, and investments, other, with carrying values of approximately $14.9 million and $23.4 million, respectively, reflects investments by BlackRock with respect to senior employee elections under the Company’s deferred compensation plans. Therefore, any change in the fair market value of these investments is offset by a corresponding change in the related deferred compensation liability.

The following table summarizes the carrying value of the Company’s investments in municipal debt and U.S. Treasury securities, which expose BlackRock to interest rate risk, at June 30, 2004 and December 31, 2003. The table also provides a sensitivity analysis of the estimated carrying value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

June 30, 2004	Carrying Value	Carrying value assuming +100 basis point shift	Carrying value assuming -100 basis point shift
Municipal debt securities	$47,545	$44,616	$50,642
U.S. Treasury securities	18,991	17,387	20,846

	$66,536	$62,003	$71,488

December 31, 2003
Municipal debt securities	$76,978	$70,099	$84,414

PART I — FINANCIAL INFORMATION (continued)

Item 4.	Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated its disclosure controls and procedures and internal control over financial reporting and concluded that its disclosure controls and procedures were effective as of June 30, 2004. The Company’s management implemented a new general ledger system and related core financial modules during the second quarter of 2004. This system enhanced internal controls related to the financial close and reporting processes. There were no other significant changes in internal controls during the first six months of 2004.

Subsequent to June 30, 2004, the Company’s Management Committee established several product and infrastructure based operating committees to assist the Committee in conducting firm wide operations.

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

PART II — OTHER INFORMATION (continued)

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended June 30, 2004, the Company made the following purchases of its equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 through April 30, 2004	490	[2]	$62.57	—	1,309,425

May 1, 2004 through May 31, 2004	114,200		$58.94	114,200	1,195,225

June 1, 2004 through June 30, 2004	2,310	[2]	$63.57	—	1,195,225

Total	117,000		$59.04	114,200

[1]	On January 21, 2004, the Company announced a two million share repurchase program. The Company is currently authorized to repurchase approximately 1.2 million shares under this repurchase program.
[2]	Represents purchases made by the Company to satisfy income tax withholding obligations of certain employees.

PART II — OTHER INFORMATION (continued)

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of BlackRock was held on May 11, 2004, for the purpose of considering and acting upon the following:

(1) Election of Directors. Four Class II directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
	For	Withheld
Nominees
David H. Komansky	241,804,568	744,080
James E. Rohr	240,002,377	2,546,271
Ralph L. Schlosstein	240,490,698	2,057,950
Lawrence M. Wagner	241,925,102	623,546

(2) Compensation Plans. One matter was approved and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes
	For	Against	Abstained
Approval of the Amendment of the BlackRock, Inc. 2002 Long Term Retention and Incentive Plan	239,852,663	567,822	39,751

There were no broker non-votes. The continuing directors of BlackRock are William O. Albertini, William S. Demchak, Laurence D. Fink, Murry S. Gerber, James Grosfeld, William C. Mutterperl, Frank T. Nickell and Thomas H. O’Brien. Effective July 29, 2004, Linda Gosden Robinson was appointed to the Company’s Board of Directors and shall be a nominee for election at the 2005 Annual Meeting of Stockholders.

With respect to the preceding matters, holders of BlackRock’s class A common stock and class B common stock voted together as a single class. Holders of BlackRock’s class A common stock are entitled to one vote per share. Holders of BlackRock’s class B common stock are entitled to five votes per share.

PART II — OTHER INFORMATION (continued)

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(8)	Amended and Restated Bylaws of the Registrant.

3.3(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen of Common Stock Certificate (per class).

4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(1)	1999 Stock Award and Incentive Plan. +

10.3(1)	1999 Annual Incentive Performance Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16(11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17(11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

PART II — OTHER INFORMATION (continued)

Item 6.	Exhibits and Reports on Form 8-K (continued)

(a)	Exhibits (continued)

Exhibit No.	Description
10.21(9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.25(10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10.26(10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.27(10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.28(12)	Third, Fourth and Fifth Amendments to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.29(14)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31	Letter Agreement dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

21.1(13)	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2003.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.

PART II — OTHER INFORMATION (continued)

Item 6.	Exhibits and Reports on Form 8-K (continued)

(a)	Exhibits (continued)

(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(12)	Incorporated by reference to the PNC Financial Services Group, Inc.’s Annual Report on Form 10K (Commission File No. 001-9718) for the year ended December 31, 2003.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2003.
(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.

+	Denotes compensatory plan.

(b)	Reports on Form 8-K

Since March 31, 2004, the Company has filed the following Current Report on Form 8-K:

Form 8-K dated as of April 20, 2004, to report the results of operations and financial condition for the three months ended March 31, 2004, filed pursuant to Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

Date: August 6, 2004	By:	/s/ Paul L. Audet
Paul L. Audet
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.3 (1)	1999 Annual Incentive Performance Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21 (9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24 (11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.25 (10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10.26 (10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.27 (10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.28 (12)	Third, Fourth and Fifth Amendments to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.29 (14)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31	Letter Agreement dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

21.1 (13)	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2003.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(12)	Incorporated by reference to the PNC Financial Services Group, Inc.’s Annual Report on Form 10K (Commission File No. 001-9718) for the year ended December 31, 2003.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2003.
(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.

+	Denotes compensatory plan.