Form 10-Q
period 2004-11-05
BLACKROCK INC /NY
filed 2004-11-05
CIK 1060021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, there were 18,926,693 shares of the registrant’s class A common stock outstanding and 44,699,209 shares of the registrant’s class B common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- ii -

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$379,431	$315,941
Accounts receivable	149,110	127,235
Investments	240,513	234,923
Property and equipment, net	88,377	87,006
Intangible assets, net	184,288	192,079
Receivable from affiliates	21,597	81
Other assets	13,685	9,958

Total assets	$1,077,001	$967,223

Liabilities
Accrued compensation	$167,461	$172,447
Long-Term Retention and Incentive Plan	90,606	—
Accounts payable and accrued liabilities
Affiliate	33,580	40,668
Other	22,379	19,430
Acquired management contract obligation	4,810	5,736
Other liabilities	14,492	14,395

Total liabilities	333,328	252,676

Minority interest	8,724	1,239

Stockholders’ equity
Common stock, class A, 19,243,878 shares issued	192	192
Common stock, class B, 45,820,129 and 46,120,737 shares issued, respectively	458	461
Additional paid - in capital	182,375	196,446
Retained earnings	616,185	570,535
Unearned compensation	(5,911)	(10,270)
Accumulated other comprehensive income	5,970	6,027
Treasury stock, class A, at cost, 550,775 and 954,067 shares held, respectively	(30,511)	(45,054)
Treasury stock, class B, at cost, 806,667 and 313,626 shares held, respectively	(33,809)	(5,029)

Total stockholders’ equity	734,949	713,308

Total liabilities and stockholders’ equity	$1,077,001	$967,223

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue
Investment advisory and administration fees
Mutual funds	$54,073	$52,482	$165,500	$149,718
Separate accounts	93,482	80,555	304,386	237,697
Other income
Affiliate	1,338	1,256	3,975	3,776
Other	22,106	16,051	62,773	45,810

Total revenue	170,999	150,344	536,634	437,001

Expense
Employee compensation and benefits	64,950	58,956	212,637	170,161
Long-Term Retention and Incentive Plan	90,606	—	90,606	—
Fund administration and servicing costs
Affiliate	4,227	6,621	14,243	20,250
Other	4,050	1,223	10,412	3,130
General and administration
Affiliate	1,481	1,786	6,817	5,831
Other	27,778	23,883	85,104	70,413
Amortization of intangible assets	283	231	746	694
Impairment of intangible assets	—	—	6,097	—

Total expense	193,375	92,700	426,662	270,479

Operating income (loss)	(22,376)	57,644	109,972	166,522

Non-operating income (expense)
Investment income	4,717	6,086	27,652	17,848
Interest expense	965	(152)	(669)	(467)

Total non-operating income	5,682	5,934	26,983	17,381

Income (loss) before income taxes and minority interest	(16,694)	63,578	136,955	183,903
Income taxes	(7,265)	23,579	39,345	69,900

Income (loss) before minority interest	(9,429)	39,999	97,610	114,003
Minority interest	385	(54)	4,221	(44)

Net income (loss)	$(9,814)	$40,053	$93,389	$114,047

Earnings (loss) per share
Basic	$(0.15)	$0.62	$1.47	$1.76
Diluted	$(0.15)	$0.61	$1.42	$1.73

Dividends paid per share	$0.25	$0.20	$0.75	$0.20

Weighted-average shares outstanding
Basic	63,676,776	64,497,117	63,693,281	64,858,615
Diluted	63,676,776	65,692,272	65,858,552	65,918,485

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$93,389	$114,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,462	15,886
Impairment of intangible assets	6,097	—
Minority interest	4,221	(97)
Stock-based compensation	9,518	5,051
Deferred income taxes	(20,908)	(467)
Tax benefit from stock-based compensation	1,690	5,146
Net gain on investments	(13,142)	(1,970)
Changes in operating assets and liabilities:
Increase in accounts receivable	(22,998)	(12,619)
Increase in investments, trading	(10,600)	(21,414)
Increase in receivable from affiliates	(608)	(2,051)
Increase in other assets	(952)	(3,992)
Decrease in accrued compensation	(4,986)	(19,374)
Increase in Long-Term Retention and Incentive Plan	90,606	—
(Decrease) increase in accounts payable and accrued liabilities	(4,387)	15,702
Increase in other liabilities	1,060	719

Cash provided by operating activities	143,462	94,567

Cash flows from investing activities
Purchase of property and equipment	(15,245)	(9,653)
Purchase of investments	(90,121)	(155,295)
Sale of investments	145,737	135,806
Deemed cash contribution upon consolidation of VIE	6,412	—
Consolidation of sponsored investment funds	(43,169)	—
Acquisitions, net of cash acquired	(74)	(8,918)

Cash provided by (used in) investing activities	3,540	(38,060)

Cash flows from financing activities
Issuance of class A common stock	—	623
Dividends paid	(47,685)	(12,834)
Distributions paid to minority interest holders	(5,794)	—
Subscriptions to consolidated sponsored investment funds	5,152	—
Purchase of treasury stock	(48,539)	(62,773)
Reissuance of treasury stock	13,325	4,421
Acquired management contract obligation payment	(926)	(842)

Cash used in financing activities	(84,467)	(71,405)

Effect of exchange rate changes on cash and cash equivalents	955	1,231

Net increase (decrease) in cash and cash equivalents	63,490	(13,667)
Cash and cash equivalents, beginning of period	315,941	255,234

Cash and cash equivalents, end of period	$379,431	$241,567

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

BlackRock, Inc.

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2004 and 2003

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

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If the Company does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s ability and intent to hold the security. Investments, trading, are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense), net. Investments, available for sale, consist primarily of corporate investments in BlackRock funds, municipal bonds and BlackRock-sponsored collateralized debt obligations. The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. If the Company holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. The Company’s share of the investee’s net income is included in investment income (expense), net.

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

Occasionally, the Company will acquire a controlling equity interest in a sponsored investment fund as a seed investment. These funds are organized as investment companies, as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide, Audits of Investment Companies (the “IC Guide”). As required by the IC Guide, all investments are carried at fair value, regardless of the Company’s ownership and the availability of a readily determinable market value for the investment, with the corresponding changes in the securities’ fair values reflected in investment income in the Company’s consolidated statement of income. In the absence of a publicly-available market value, fair value for an investment is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the net asset value provided by the fund’s investment manager. At September 30, 2004, these investments represent 21%, or approximately $50,000, of total investments.

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

1. Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in net income for the three and nine month periods ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(9,814)	$40,053	$93,389	$114,047
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,041	252	3,372	794
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,497)	(3,641)	(11,162)	(11,019)

Pro forma net income (loss)	$(12,270)	$36,664	$85,599	$103,822

Earnings (loss) per share:
Basic - as reported	$(0.15)	$0.62	$1.47	$1.76
Basic - pro forma	$(0.19)	$0.57	$1.34	$1.59

Diluted - as reported	$(0.15)	$0.61	$1.42	$1.73
Diluted - pro forma	$(0.19)	$0.56	$1.30	$1.58

Segment Reporting

Historically, the Company’s management has viewed BlackRock as one business segment, the asset management business. The Company also offers risk management and investment systems services under the BlackRock Solutions brand name as a means to offset its technology-related expenses. As a result of recent changes in BlackRock’s corporate governance structure and potential growth in BlackRock Solutions revenue, management has commenced a process to determine the basis under which historical and future operations of BlackRock would be evaluated based on two segments (Asset Management and BlackRock Solutions). Currently, the Company does not prepare nor does the Company’s chief operating decision maker receive financial results specific to the BlackRock Solutions business.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1. Significant Accounting Policies (continued)

Segment Reporting (continued)

Third party revenue for BlackRock Solutions products and services is disclosed in Note 4 to these consolidated financial statements.

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

A public enterprise with a variable interest in a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after March 15, 2004, with the exception of special purpose entities (“SPEs”), as defined. A public enterprise with a variable interest in an SPE which has been deemed a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after December 15, 2003. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003. The Company has included the required disclosures for VIEs in which it has significant involvement, but has not consolidated, in Note 11 to these consolidated financial statements.

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

Condensed Consolidating Statement of Financial Condition

September 30, 2003

(unaudited)

	Deconsolidation
	As Reported	Adjustments	As Adjusted
Assets
Cash and cash equivalents	$241,567	$0	$241,567
Restricted cash	148,383	(148,383)	—
Investments	2,550,443	(2,295,715)	254,728
Other assets	544,409	(121,010)	423,399

Total assets	$3,484,802	$(2,565,108)	$919,694

Liabilities
Borrowings	$2,035,637	$(2,035,637)	$0
Unrealized depreciation on derivative contracts	76,305	(76,305)	—
Other liabilities	301,872	(80,462)	221,410

Total liabilities	2,413,814	(2,192,404)	221,410

Mandatorily redeemable preferred stock of subsidiaries	105,547	(105,547)	—

Minority interest	269,181	(268,259)	922
Stockholders’ equity	696,260	1,102	697,362

Total liabilities, minority interest and stockholders’ equity	$3,484,802	$(2,565,108)	$919,694

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

1. Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Condensed Consolidating Statement of Operations

Three months ended September 30, 2003

(unaudited)

	Deconsolidation
	As Reported	Adjustments	As Adjusted
Revenue
Investment advisory and administration fees	$129,601	$3,436	$133,037
Other income	17,307	—	17,307

Total revenue	146,908	3,436	150,344

Expense
Employee compensation and benefits	58,956	—	58,956
Other operating expenses	36,242	(2,498)	33,744

Total expense	95,198	(2,498)	92,700

Operating income	51,710	5,934	57,644

Non operating income (expense)
Investment income	66,923	(60,837)	6,086
Interest expense	(24,165)	24,013	(152)

	42,758	(36,824)	5,934

Income before income taxes, minority interest and cumulative effect of accounting change	94,468	(30,890)	63,578
Income taxes	23,579	—	23,579

Income before minority interest and cumulative effect of accounting change	70,889	(30,890)	39,999
Minority interest	30,930	(30,984)	(54)

Income before cumulative effect of accounting change	39,959	94	40,053
Cumulative effect of accounting change	139	(139)	—

Net income	$40,098	$(45)	$40,053

Earnings per share
Basic	$0.62	$0.00	$0.62
Diluted	$0.61	$0.00	$0.61

Reclassification of Prior Period’s Statements

Certain items previously reported may have been reclassified to conform with the current period presentation.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

2. Acquisition

In August 2004, the Company entered into a definitive agreement with MetLife, Inc. (“MetLife”) to acquire SSRM Holdings Inc. (“SSRM”), the holding company of State Street Research & Management Company and SSR Realty Advisors, Inc., from MetLife for $375,000 in cash and stock. SSRM, through its subsidiaries, actively manages stock, bond, balanced and real estate portfolios for both institutional and individual investors with approximately $52,000,000 in assets under management at September 30, 2004.

Under the terms of the transaction, which has been approved by the Boards of Directors of BlackRock and MetLife, MetLife will receive at closing $325,000 in cash and $50,000 of BlackRock class A common stock. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over five years contingent on certain measures.

Closing is expected in early 2005 pending required regulatory and SSRM mutual fund shareholder approvals and satisfaction of other customary closing conditions.

3. Investments

A summary of the cost and carrying value of investments, available for sale, is as follows:

		Gross Unrealized		Carrying Value
September 30, 2004	Cost	Gains	Losses
Mutual funds	$53,984	$34	$(349)	$53,669
Collateralized debt obligations	10,688	1,895	—	12,583

Total investments, available for sale	$64,672	$1,929	$(349)	$66,252

December 31, 2003
Mutual funds	$78,913	$147	$(834)	$78,226
Municipal debt securities	77,061	638	(721)	76,978
Collateralized debt obligations	11,752	4,070	—	15,822

Total investments, available for sale	$167,726	$4,855	$(1,555)	$171,026

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

3. Investments (continued)

A summary of the cost and carrying value of investments, trading and other, is as follows:

September 30, 2004	Cost	Carrying Value
U.S government securities	$19,640	$20,249
Mutual funds	14,072	14,718
Equity securities	7,927	10,333

Total investments, trading	41,639	45,300

Other
Equity method	70,873	72,937
Cost method	27,319	28,038
Fair value	28,367	27,986

Total investments, other	126,559	128,961

Total investments, trading and other	$168,198	$174,261

December 31, 2003
Mutual funds	$9,573	$10,648
Equity securities	5,976	8,021

Total investments, trading	15,549	18,669

Mutual funds	7,000	5,801
Other
Equity method	28,793	30,288
Cost method	9,139	9,139

Total investments, other	44,932	45,228

Total investments, trading and other	$60,481	$63,897

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

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

4. Other Income

Other income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
BlackRock Solutions	$21,488	$14,568	$59,165	$41,667
Investment accounting	1,510	1,139	4,448	3,449
Other	446	1,600	3,135	4,470

	$23,444	$17,307	$66,748	$49,586

5. Intangible Assets

	Weighted-avg. estimated useful life	September 30, 2004
		Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets
Goodwill	N/A	$242,766	$65,842	$176,924
Management contract acquired	N/A	2,842	—	2,842

Total goodwill and unamortized intangible assets		245,608	65,842	179,766
Management contract acquired	10.0	8,040	3,518	4,522

Total intangible assets		$253,648	$69,360	$184,288

	Weighted-avg. estimated useful life	December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Total Intangible Assets
Goodwill	N/A	$243,787	$65,842	$177,945
Management contracts acquired	N/A	8,866	—	8,866

Total goodwill and unamortized intangible assets		252,653	65,842	186,811

Management contract acquired	10.0	8,040	2,915	5,125
Other	2.2	286	143	143

Total amortized intangible assets	9.7	8,326	3,058	5,268

Total intangible assets		$260,979	$68,900	$192,079

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

5. Intangible Assets (continued)

The $1,021 decrease in goodwill is related to the reversal of an obligation to purchase the minority interest of a subsidiary and the associated decline in the subsidiary’s implied enterprise value.

The $6,024 decrease in management contracts acquired, not subject to amortization, during the nine months ended September 30, 2004 primarily represents the write-off of the carrying value attributable to management contracts of certain funds acquired during 2002. In February 2004, the respective funds’ portfolio manager resigned from the Company. As a result, the Company commenced an orderly liquidation of those funds and recognized an impairment charge of $6,097 in impairment of intangible assets on the Company’s consolidated statement of income.

6. BlackRock, Inc. Long Term Retention and Incentive Plan (“LTIP”)

The LTIP permits the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by the Company no later than March 2007. As of September 30, 2004, the Company has awarded approximately $207,000 in LTIP Awards. If the performance hurdles are achieved, up to $200,000 of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by The PNC Financial Services Group, Inc. (“PNC”) and distributed to LTIP participants, less income tax withholding. Shares attributable to value in excess of PNC’s $200,000 LTIP funding requirement will be available to support the Company’s future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the Compensation Committee of the Company’s Board of Directors. In addition, shares distributed to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40,000 in cash.

Under the terms of the LTIP, awards fully vest if BlackRock’s average closing common stock price is at least $62 for any 3-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007. An alternative performance hurdle provides for partial vesting of the LTIP based on specific targets for the Company’s earnings growth and relative stock price performance to peers over the term of the LTIP, subject to the authority of the Company’s Compensation Committee to reduce the amount of awards vested under the LTIP.

Due to the strength in the Company’s stock price, which has recently traded in excess of $70 per share, the Company’s management has determined that full vesting of LTIP awards is probable and recorded a charge of $90,606 during the period reflecting LTIP awards earned through September 30, 2004 and related payroll taxes. Based on the current level of LTIP awards outstanding and assuming full vesting remains probable, quarterly expense, during the period from October 1, 2004 through December 31, 2006, should be approximately $13,100.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

7. Common Stock

BlackRock’s class A, $0.01 par value, common stock authorized was 250,000,000 shares as of September 30, 2004 and December 31, 2003, respectively. BlackRock’s class B, $0.01 par value, common stock authorized was 100,000,000 shares as of September 30, 2004 and December 31, 2003, respectively.

The Company’s common stock issued and outstanding and related activity during the nine month period ended September 30, 2004 consists of the following:

	Shares issued				Shares outstanding Class
	Common shares Class		Treasury shares Class
	A	B	A	B	A	B
December 31, 2003	19,243,878	46,120,737	(954,067)	(313,626)	18,289,811	45,807,111
Conversion of class B stock to class A stock	—	(300,608)	300,608	—	300,608	(300,608)
Issuance of class A common stock	—	—	438,867	—	438,867	—
Treasury stock transactions	—	—	(336,183)	(493,041)	(336,183)	(493,041)

September 30, 2004	19,243,878	45,820,129	(550,775)	(806,667)	18,693,103	45,013,462

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(9,814)	$40,053	$93,389	$114,047

Basic weighted-average shares outstanding	63,676,776	64,497,117	63,693,281	64,858,615
Dilutive potential shares from stock options	—	1,195,155	2,165,271	1,059,870

Dilutive weighted-average shares outstanding	63,676,776	65,692,272	65,858,552	65,918,485

Basic earnings (loss) per share	$(0.15)	$0.62	$1.47	$1.76

Diluted earnings (loss) per share	$(0.15)	$0.61	$1.42	$1.73

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

8. Earnings Per Share (continued)

During the three months ended September 30, 2004, 2,303,856 common stock equivalents were excluded from the Company’s diluted earnings per share due to their antidilutive impact.

9. Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2004	2003
Cash paid for interest	$926	$842

Cash paid for income taxes	$65,856	$52,184

Supplemental schedule of noncash transactions:

	Nine months ended September 30,
	2004	2003
Stock-based compensation	$0	$5,395

Reissuance of treasury stock, class A, at a discount to its cost basis	$16,596	$15,140

10. Income Taxes

PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10. Income Taxes (continued)

For the calendar year which includes the three and nine months ended September 30, 2004, BlackRock will file its own consolidated federal income tax return and will file selected state and municipal income tax returns separately and selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

The provision (benefit) for income taxes consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Current:
Federal	$20,105	$21,884	$60,138	$60,177
State and local	(292)	4,346	5,596	9,230
Foreign	1,038	93	3,038	960
Impact of New York State audit resolution	—	—	(8,519)	—

Total current	20,851	26,323	60,253	70,367

Deferred:
Federal	(23,724)	(2,657)	(16,274)	230
State and local	(4,392)	(87)	(4,634)	(697)

Total deferred	(28,116)	(2,744)	(20,908)	(467)

Total	$(7,265)	$23,579	$39,345	$69,900

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

10. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in receivable from affiliates in the consolidated statements of financial condition, consist of the following:

	September 30, 2004	December 31, 2003
Deferred tax assets:
Compensation and benefits	$58,133	$28,942
Deferred state income taxes	5,321	8,913
Deferred revenue	1,482	3,292
Other	4,095	1,769

Gross deferred tax asset	69,031	42,916

Deferred tax liabilities:
Goodwill	36,466	34,990
Depreciation	7,574	3,213
Other	3,819	3,620

Gross deferred tax liability	47,859	41,823

Net deferred tax asset	$21,172	$1,093

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2004	%	2003	%	2004	%	2003	%
Expected income tax expense (benefit)	$(5,843)	(35.0)%	$22,272	35.0%	$47,934	35.0%	$64,382	35.0%

Increase (decrease) in income taxes resulting from:
State and local taxes	(2,892)	(17.3)	2,993	4.7	1,267	0.9	5,546	3.0
Tax-exempt interest income	(380)	(2.3)	(612)	(0.9)	(1,093)	(0.8)	(612)	(0.3)
Minority interest	(134)	(0.8)	—	—	(1,477)	(1.1)	—	—
New York State audit resolution	—	—	—	—	(8,519)	(6.2)	—	—
Foreign taxes	1,780	10.7	(309)	(0.5)	2,253	1.6	(166)	(0.1)
Other	204	1.2	(765)	(1.2)	(1,020)	(0.7)	750	0.4

Income tax expense (benefit)	$(7,265)	(43.5)%	$23,579	37.1%	$39,345	28.7%	$69,900	38.0%

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

11. Variable Interest Entities Not Subject to Consolidation

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including investment advisory agreements and equity securities, which may be considered variable interests. The Company engages in these transactions principally to address client needs through the launch of collateralized debt obligations and private investment funds. At September 30, 2004 and December 31, 2003, the aggregate assets, debt and BlackRock’s equity ownership, which represents the extent of the Company’s risk of loss, in VIEs in which BlackRock has not been deemed primary beneficiary are as follows:

	Assets	Debt	BlackRock Equity Ownership
September 30, 2004
Collaterized debt obligations	$3,020,000	$2,627,000	$12,583
Private investment funds	1,175,000	672,000	33,000

Total	$4,195,000	$3,299,000	$45,583

December 31, 2003
Collaterized debt obligations	$2,740,000	$2,370,000	$15,822
Private investment funds	375,000	227,000	5,000

Total	$3,115,000	$2,597,000	$20,822

12. Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(9,814)	$40,053	$93,389	$114,047
Other comprehensive income (loss):
Unrealized gain (loss) from investments, available for sale, net	840	(1,746)	(1,013)	2,401
Foreign currency translation gain (loss)	(76)	162	953	1,231

Comprehensive income (loss)	$(9,050)	$38,469	$93,329	$117,679

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)

13. Lease Commitments

In August 2004, BlackRock signed a lease through February 28, 2017 with Park Avenue Plaza Company L.P. for approximately 88,000 square feet of office space located at 55 East 52nd Street, New York, New York. Total rent payments over the lease term will be approximately $52,000, with annual lease payments for the first four years of the lease term of approximately $4,100. Future minimum commitments under BlackRock’s operating leases, following the signing of this lease and net of rental reimbursements of $1,961 through 2005 from a sublease arrangement, are as follows:

2004	$2,849
2005	13,434
2006	15,376
2007	15,337
2008	15,304
Thereafter	145,806

$208,106

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $323.5 billion of assets under management at September 30, 2004. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, liquidity and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Liquidity Funds. In addition, BlackRock provides risk management and investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the nation’s largest diversified financial services organizations providing regional community banking, wholesale banking, wealth management, asset management and global fund services. As of September 30, 2004, PNC indirectly owned approximately 71% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended September 30, 2004, June 30, 2004 and September 30, 2003 and the nine months ended September 30, 2004 and 2003:

	Three months ended			Variance vs.
	September 30,		June 30,	September 30, 2003		June 30, 2004
	2004	2003	2004	Amount	%	Amount	%
Total revenue	$170,999	$150,344	$183,812	$20,655	14%	$(12,813)	-7%
Total expense	$193,375	$92,700	$121,231	$100,675	109%	$72,144	60%
Operating income (loss)	$(22,376)	$57,644	$62,581	$(80,020)	-139%	$(84,957)	-136%
Net income (loss)	$(9,814)	$40,053	$47,996	$(49,867)	-125%	$(57,810)	-120%
Diluted earnings (loss) per share	$(0.15)	$0.61	$0.73	$(0.76)	-125%	$(0.88)	-121%
Diluted earnings per share, as adjusted (a)	$0.56	$0.61	$0.73	$(0.05)	-8%	$(0.17)	-23%
Average diluted shares outstanding	63,676,776	65,692,272	65,766,979	(2,015,496)	-3%	(2,090,203)	-3%
Operating margin (b)	31.8%	40.5%	35.6%

Assets under management ($ in millions)	$323,465	$293,501	$309,654	$29,964	10%	$13,811	4%

	Nine months ended
	September 30,		Variance
	2004	2003	Amount	%
Total revenue	$536,634	$437,001	$99,633	23%
Total expense	$426,662	$270,479	$156,183	58%
Operating income	$109,972	$166,522	$(56,550)	-34%
Net income	$93,389	$114,047	$(20,658)	-18%
Diluted earnings per share	$1.42	$1.73	$(0.31)	-18%
Diluted earnings per share, as adjusted (a)	$2.13	$1.73	$0.40	23%
Average diluted shares outstanding	65,858,552	65,918,485	(59,933)	0%
Operating margin (b)	36.0%	40.3%

Assets under management ($ in millions)	$323,465	$293,501	$29,964	10%

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(a)	Diluted earnings per share adjusted to exclude the portion of expenses related to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (“LTIP”) to be funded by The PNC Financial Services Group, Inc. (“PNC”) with a capital contribution of up to 4 million shares of BlackRock common stock. This measure is derived from the Company’s consolidated financial statements, as follows:

	Three and nine months ended September 30, 2004
Net income (loss), GAAP basis	$(9,814)	$93,389
LTIP expense, net of tax	57,082	57,082

Net income, excluding LTIP	47,268	150,471
BlackRock’s LTIP funding requirement	(10,383)	(10,383)

Net income, as adjusted for PNC LTIP funding requirement	36,885	140,088

Diluted weighted average shares outstanding, GAAP basis	63,676,776	65,858,552
Antidilutive common stock equivalents by virtue of the Company’s net loss	2,303,856	—

Diluted weighted average shares outstanding, as adjusted	65,980,632	65,858,552

Diluted earnings (loss) per share, GAAP basis	$(0.15)	$1.42

Diluted earnings per share, as adjusted for PNC LTIP funding requirement	$0.56	$2.13

We believe that diluted earnings per share, as adjusted for PNC LTIP funding requirement, is an effective indicator of the Company’s profitability. The LTIP expense associated with awards to be met by PNC’s funding requirement has been excluded from diluted earnings per share, as adjusted, because, exclusive of the impact related to Plan participants’ put options, these non-cash charges will not impact BlackRock’s book value.

(b)	Operating income, adjusted for LTIP expense, divided by total revenue less fund administration and servicing costs. Computations for all periods presented include affiliated and non-affiliated fund administration and servicing expense reported as a separate income statement line item and are derived from the Company’s consolidated financial statements, as follows:

	Three months ended			Nine months ended September 30,
	September 30,		June 30, 2004
	2004	2003		2004	2003
Operating income (loss), GAAP basis	$(22,376)	$57,644	$62,581	$109,972	$166,522
Add back: LTIP expense	90,606	—	—	90,606	—
Less: BlackRock’s LTIP funding requirement	(16,481)	—	—	(16,481)	—

Operating income, as adjusted	51,749	57,644	62,581	184,097	166,522

Revenue, GAAP basis	170,999	150,344	183,812	536,634	437,001
Less: fund administration and servicing costs	(8,277)	(7,844)	(8,018)	(24,655)	(23,380)

Revenue used for operating margin measurement	162,722	142,500	175,794	511,979	413,621

Operating margin, GAAP basis	-13.1%	38.3%	34.0%	20.5%	38.1%

Operating margin, as reported	31.8%	40.5%	35.6%	36.0%	40.3%

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

BlackRock provides a variety of risk management, investment analytics and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on predetermined percentages of the market value of assets subject to the services or fixed monthly or quarterly payments, and may include performance fees. The fees earned on risk management advisory and investment system assignments are recorded as other income in the consolidated statements of income.

Operating expense primarily consists of employee compensation and benefits, Long-Term Retention and Incentive Plan, fund administration and servicing costs, general and administration expense and impairment of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Long-Term Retention and Incentive Plan reflects expenses recognized for awards granted to employees under the BlackRock, Inc. 2002 Long Term Retention and Incentive Plan (“LTIP”), for which the Company’s management has determined that full vesting is probable, and related payroll taxes. Fund administration and servicing costs expense reflects payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in the BlackRock Funds and BlackRock Closed-end Funds. Intangible assets at September 30, 2004 and December 31, 2003 were approximately $184.3 million and approximately $192.1 million, respectively, with amortization expense of approximately $0.3 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $0.7 million for the nine months ended September 30, 2004 and 2003. Impairment of intangible assets represents a write-off of an acquired management contract during the nine months ended September 30, 2004 due to the resignation of the respective funds’ portfolio manager and the Company’s liquidation of the funds. Intangible assets primarily reflect PNC’s acquisition of BlackRock Financial Management, L.P. on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed REIT, on May 15, 2000.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

Assets under management (“AUM”) increased approximately $30.0 billion, or 10%, to $323.5 billion at September 30, 2004, compared with $293.5 billion at September 30, 2003. The growth in assets under management was primarily attributable to an increase of $33.0 billion, or 16%, in separate accounts, partially offset by a decrease of $3.1 billion, or 4%, in mutual fund assets.

The increase in separate accounts at September 30, 2004, as compared with September 30, 2003, was the result of net subscriptions of $22.1 billion and market appreciation of $10.9 billion. Net subscriptions were primarily attributable to fixed income sales, increased liquidity assets and subscriptions in alternative investment products, which were $23.5 billion, $2.0 billion and $0.8 billion, respectively, partially offset by net redemptions in equity and liquidity-securities lending separate accounts of $2.9 billion and $1.4 billion, respectively. The rise in fixed income separate account assets was attributable to new client sales and increased fundings from existing clients. The increase in liquidity assets represents enhanced cross-selling efforts with BlackRock’s institutional client base during the period and net subscriptions in alternative investment products relate primarily to the launch of a fixed income absolute return product during June 2004. Net redemptions of equity accounts largely reflected outflows in the Company’s international equity products. Market appreciation of $10.9 billion in separate accounts largely reflected appreciation earned on fixed income assets of $9.1 billion due to current income and declining interest rates and market appreciation in equity assets of $1.8 billion as equity markets improved during the period.

The $3.1 billion decrease in mutual fund assets since September 30, 2003 primarily reflected net redemptions of $3.5 billion. During the period, net redemptions in the BlackRock Liquidity Funds and the BlackRock Funds money market portfolios totaled $6.3 billion, which was partially offset by net subscriptions in BlackRock Closed-end Funds and BlackRock Funds and BlackRock Global Series fixed income portfolios of $1.9 billion and $0.9 billion, respectively. Liquidity mutual fund outflows are primarily attributable to the increase in the Federal Funds rate during the second quarter of 2004, which resulted in a temporary yield advantage for direct investments in the money markets versus mutual funds. Net subscriptions in BlackRock Closed-end Funds reflected the launch of $1.9 billion in closed-end fund assets since September 30, 2003, including the offering by the Company of the first three equity BlackRock Closed-end Funds, which raised $1.2 billion during the period. The BlackRock Funds and BlackRock Global Series fixed income portfolios had $0.9 billion in net subscriptions primarily due to strong relative investment performance.

AUM in the third quarter of 2004 increased $13.8 billion, or 4%, as compared to the second quarter of 2004, representing $7.3 billion in net subscriptions and $6.5 billion in market appreciation. The $7.3 billion in net subscriptions during the period primarily reflected $5.2 billion in fixed income separate account net subscriptions, net new business of $2.0 billion in liquidity separate accounts and liquidity institutional mutual funds (BlackRock Liquidity Funds) due to enhanced cross-selling efforts and a $0.9 million increase in alternative investment product AUM primarily associated with the Company’s new fixed income absolute return product. Asset inflows during the period were partially offset by $0.7 billion of net redemptions in equity separate accounts. Market appreciation during the third quarter of 2004 was primarily attributable to rises in fixed income separate account and mutual fund assets due to declining interest rates.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	September 30,		December 31, 2003
	2004	2003
All Accounts
Fixed income	$235,535	$201,364	$214,356
Liquidity	67,837	73,037	74,345
Equity	12,675	12,424	13,721
Alternative investment products	7,418	6,676	6,934

Total	$323,465	$293,501	$309,356

Separate Accounts
Fixed income	$211,075	$178,390	$190,432
Liquidity	7,703	5,707	5,855
Liquidity-Securities lending	8,636	9,996	9,925
Equity	8,129	9,143	9,443
Alternative investment products	7,418	6,676	6,934

Subtotal	242,961	209,912	222,589

Mutual Funds
Fixed income	24,460	22,974	23,924
Liquidity	51,498	57,334	58,565
Equity	4,546	3,281	4,278

Subtotal	80,504	83,589	86,767

Total	$323,465	$293,501	$309,356

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the three and nine months ended September 30, 2004 and 2003, respectively. The data reflects certain reclassifications to conform with the current period’s presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
All Accounts
Beginning assets under management	$309,654	$286,309	$309,356	$272,841
Net subscriptions	7,302	6,468	6,945	10,778
Market appreciation	6,509	724	7,164	9,882

Ending assets under management	$323,465	$293,501	$323,465	$293,501

Separate Accounts
Beginning assets under management	$230,845	$203,677	$222,589	$183,513
Net subscriptions	5,956	5,701	13,200	17,631
Market appreciation	6,160	534	7,172	8,768

Ending assets under management	242,961	209,912	242,961	209,912

Mutual Funds
Beginning assets under management	78,809	82,632	86,767	89,328
Net subscriptions (redemptions)	1,346	767	(6,255)	(6,853)
Market appreciation (depreciation)	349	190	(8)	1,114

Ending assets under management	80,504	83,589	80,504	83,589

Total	$323,465	$293,501	$323,465	$293,501

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2003		2004			Nine months ended September 30, 2004
	September 30	December 31	March 31	June 30	September 30
Separate Accounts
Fixed Income
Beginning assets under management	$174,480	$178,390	$190,432	$202,055	$199,762	$190,432
Net subscriptions	3,700	9,842	7,141	1,365	5,201	13,707
Market appreciation (depreciation)	210	2,200	4,482	(3,658)	6,112	6,936

Ending assets under management	178,390	190,432	202,055	199,762	211,075	211,075

Liquidity
Beginning assets under management	5,366	5,707	5,855	6,304	6,896	5,855
Net subscriptions	328	135	446	591	787	1,824
Market appreciation	13	13	3	1	20	24

Ending assets under management	5,707	5,855	6,304	6,896	7,703	7,703

Liquidity-Securities lending
Beginning assets under management	8,374	9,996	9,925	8,479	8,771	9,925
Net subscriptions (redemptions)	1,622	(71)	(1,446)	292	(135)	(1,289)

Ending assets under management	9,996	9,925	8,479	8,771	8,636	8,636

Equity
Beginning assets under management	9,105	9,143	9,443	9,003	8,790	9,443
Net redemptions	(334)	(1,234)	(684)	(195)	(748)	(1,627)
Market appreciation (depreciation)	372	1,534	244	(18)	87	313

Ending assets under management	9,143	9,443	9,003	8,790	8,129	8,129

Alternative investment products
Beginning assets under management	6,352	6,676	6,934	6,342	6,626	6,934
Net subscriptions (redemptions)	385	237	(486)	220	851	585
Market appreciation (depreciation)	(61)	21	(106)	64	(59)	(101)

Ending assets under management	6,676	6,934	6,342	6,626	7,418	7,418

Total Separate Accounts
Beginning assets under management	203,677	209,912	222,589	232,183	230,845	222,589
Net subscriptions	5,701	8,909	4,971	2,273	5,956	13,200
Market appreciation (depreciation)	534	3,768	4,623	(3,611)	6,160	7,172

Ending assets under management	$209,912	$222,589	$232,183	$230,845	$242,961	$242,961

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2003		2004			Nine months ended September 30, 2004
	September 30	December 31	March 31	June 30	September 30
Mutual Funds
Fixed Income
Beginning assets under management	$21,480	$22,974	$23,924	$24,742	$23,780	$23,924
Net subscriptions (redemptions)	1,426	977	598	(264)	270	604
Market appreciation (depreciation)	68	(27)	220	(698)	410	(68)

Ending assets under management	22,974	23,924	24,742	23,780	24,460	24,460

Liquidity
Beginning assets under management	57,845	57,334	58,565	58,986	50,276	58,565
Net subscriptions (redemptions)	(512)	1,225	420	(8,710)	1,222	(7,068)
Market appreciation	1	6	1	—	—	1

Ending assets under management	57,334	58,565	58,986	50,276	51,498	51,498

Equity
Beginning assets under management	3,307	3,281	4,278	4,761	4,753	4,278
Net subscriptions (redemptions)	(147)	579	351	4	(146)	209
Market appreciation (depreciation)	121	418	132	(12)	(61)	59

Ending assets under management	3,281	4,278	4,761	4,753	4,546	4,546

Total Mutual Funds
Beginning assets under management	82,632	83,589	86,767	88,489	78,809	86,767
Net subscriptions (redemptions)	767	2,781	1,369	(8,970)	1,346	(6,255)
Market appreciation (depreciation)	190	397	353	(710)	349	(8)

Ending assets under management	$83,589	$86,767	$88,489	$78,809	$80,504	$80,504

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2003		2004			Nine months ended September 30, 2004
	September 30	December 31	March 31	June 30	September 30
Mutual Funds
BlackRock Funds
Beginning assets under management	$18,410	$18,044	$18,354	$18,985	$16,603	$18,354
Net subscriptions (redemptions)	(385)	57	427	(2,110)	(391)	(2,074)
Market appreciation (depreciation)	19	253	204	(272)	93	25

Ending assets under management	18,044	18,354	18,985	16,603	16,305	16,305

BlackRock Global Series
Beginning assets under management	589	794	838	1,026	1,293	838
Net subscriptions (redemptions)	193	(3)	181	275	(21)	435
Market appreciation (depreciation)	12	47	7	(8)	27	26

Ending assets under management	794	838	1,026	1,293	1,299	1,299

BlackRock Liquidity Funds
Beginning assets under management	51,163	51,078	52,870	53,159	45,854	52,870
Net subscriptions (redemptions)	(85)	1,792	289	(7,305)	1,233	(5,783)

Ending assets under management	51,078	52,870	53,159	45,854	47,087	47,087

Closed End
Beginning assets under management	11,723	12,920	13,961	14,552	14,233	13,961
Net subscriptions	1,038	944	449	111	433	993
Market appreciation (depreciation)	159	97	142	(430)	229	(59)

Ending assets under management	12,920	13,961	14,552	14,233	14,895	14,895

Other Commingled Funds
Beginning assets under management	747	753	744	767	826	744
Net subscriptions (redemptions)	6	(9)	23	59	92	174

Ending assets under management	753	744	767	826	918	918

Total Mutual Funds
Beginning assets under management	82,632	83,589	86,767	88,489	78,809	86,767
Net subscriptions (redemptions)	767	2,781	1,369	(8,970)	1,346	(6,255)
Market appreciation (depreciation)	190	397	353	(710)	349	(8)

Ending assets under management	$83,589	$86,767	$88,489	$78,809	$80,504	$80,504

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003.

Revenue

Total revenue for the three months ended September 30, 2004 increased $20.7 million, or 14%, to $171.0 million, compared with $150.3 million for the three months ended September 30, 2003. Investment advisory and administration fees increased $14.5 million, or 11%, to $147.6 million for the three months ended September 30, 2004, compared with $133.0 million for the three months ended September 30, 2003. The increase in investment advisory and administration fees was due to increases in fees earned from separate accounts of $12.9 million, or 16%, and mutual funds of $1.6 million, or 3%. Other income of $23.4 million increased $6.1 million, or 36%, for the three months ended September 30, 2004, compared with $17.3 million for the three months ended September 30, 2003, primarily due to increased sales of BlackRock Solutions products and services.

	Three months ended September 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Investment advisory and administration fees:
Mutual funds	$54,073	$52,482	$1,591	3.0%
Separate accounts	93,482	80,555	12,927	16.0

Total investment advisory and administration fees	147,555	133,037	14,518	10.9
Other income	23,444	17,307	6,137	35.5

Total revenue	$170,999	$150,344	$20,655	13.7%

Mutual fund advisory and administration fees increased $1.6 million, or 3%, to $54.1 million for the three months ended September 30, 2004, compared with $52.5 million for the three months ended September 30, 2003. The increase in mutual fund revenue was primarily the result of an increase in closed-end fund revenue of $4.7 million, partially offset by decreases in BlackRock Liquidity Fund fees and BlackRock Funds fees of $2.2 million and $1.0 million, respectively. Since September 30, 2003, the Company has raised approximately $1.9 billion in new closed-end funds that resulted in the increase in closed-end fund revenue. The decrease in fees earned from the BlackRock Liquidity Funds during the third quarter of 2004 is primarily attributable to a decrease in average assets under management of approximately $4.9 billion, or 9%, as compared to the third quarter of 2003. The decrease in BlackRock Funds fees is primarily attributable to a decrease in average assets under management of approximately $1.2 billion, partially offset by a shift in asset mix from liquidity portfolios to higher fee earning fixed income portfolios.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003.

Revenue (continued)

Separate account revenue increased $12.9 million, or 16%, to $93.5 million for the three months ended September 30, 2004, compared with $80.6 million for the three months ended September 30, 2003. Separate account base fees increased $14.8 million, or 19%, to $92.9 million for the three months ended September 30, 2004, compared with $78.2 million for the three months ended September 30, 2003, as a result of a $33.0 billion, or 16%, increase in separate account assets under management. Performance fees of $0.6 million for the three months ended September 30, 2004 decreased $1.9 million, compared with $2.4 million for the three months ended September 30, 2003. The decrease in performance fees was primarily attributable to alternative investment product performance fees related to investment returns on the Company’s fixed income hedge fund earned during the third quarter of 2003. The performance fees in 2003 were earned on assets raised during the latter half of 2003, not subject to the fixed income hedge fund’s high water mark.

	Three months ended September 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Mutual funds revenue
BlackRock Funds	$16,289	$17,255	$(966)	(5.6)%
Closed End Funds	17,978	13,267	4,711	35.5
BlackRock Liquidity Funds	19,508	21,694	(2,186)	(10.1)
Other commingled funds	298	266	32	12.0

Total mutual funds revenue	54,073	52,482	1,591	3.0

Separate accounts revenue
Separate account base fees	92,943	78,152	14,791	18.9
Separate account performance fees	539	2,403	(1,864)	NM

Total separate accounts revenue	93,482	80,555	12,927	16.0

Total investment advisory and administration fees	147,555	133,037	14,518	10.9

Other income	23,444	17,307	6,137	35.5

Total revenue	$170,999	$150,344	$20,655	13.7%

NM = Not meaningful.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003. (continued)

Expense

Total expense rose $100.7 million to $193.4 million in the third quarter of 2004, compared with $92.7 million during the third quarter of 2003. The increase in expense for the quarter primarily reflects a $90.6 million charge associated with LTIP awards. Under the terms of the LTIP, awards fully vest if BlackRock’s average closing common stock price is at least $62 for any 3-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007. Due to the strength of the Company’s stock price, which has recently traded in excess of $70 per share, the Company’s management has determined that full vesting of LTIP awards is probable and recorded a charge of $90.6 million during the quarter reflecting LTIP awards earned from the beginning of the LTIP’s service period, January 1, 2002, through September 30, 2004 and related payroll taxes. Based on the current level of LTIP awards outstanding and assuming full vesting remains probable, quarterly expense, during the period from October 1, 2004 through December 31, 2006, should approximate $13.1 million.

Exclusive of LTIP-related charges, total expense increased $10.1 million, or 11%, compared to $92.7 million during the three months ended September 30, 2003. The increase was attributable to increases in employee compensation and benefits, general and administration expense and fund administration and servicing expense paid to third parties, partially offset by a decrease in affiliated fund administration and servicing costs.

	Three months ended September 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Employee compensation and benefits	$64,950	$58,956	$5,994	10.2%
Long-Term Retention and Incentive Plan	90,606	—	90,606	NM
Fund administration and servicing costs
Affiliates	4,227	6,621	(2,394)	(36.2)
Other	4,050	1,223	2,827	231.2
General and administration	29,259	25,669	3,590	14.0
Amortization of intangible assets	283	231	52	22.5

Total expense	$193,375	$92,700	$100,675	108.6%

NM = Not meaningful.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003. (continued)

Expense (continued)

The rise in employee compensation and benefits of $6.0 million, or 10%, primarily reflects a $5.1 million increase in salaries and benefits to support staffing needs and business growth and $1.2 million in stock-based compensation associated with restricted shares granted to employees during the fourth quarter of 2003. General and administration expense increased $3.6 million, or 14%, to $29.3 million during the three months ended September 30, 2004 compared to $25.7 million during the three months ended September 30, 2003 primarily due to increased professional fees of $1.9 million for legal and accounting services primarily related to mutual fund regulatory inquiries and Sarbanes-Oxley Act compliance activities, increased marketing and promotional costs of $0.5 million, increased occupancy of $0.5 million primarily due to lease escalations and increased foreign currency charges of $0.3 million related to the decline of the U.S. dollar. During the third quarter of 2004, fund administration and servicing expense paid to third parties of $4.1 million increased by $2.8 million compared to the third quarter of 2003 primarily due to increases in transfer agency related expenses associated with the BlackRock Funds and shareholder servicing fees related to new closed-end funds totaling $1.1 million and $1.0 million, respectively. The $2.4 million, or 36%, decrease in affiliated fund administration and servicing costs from $6.6 million during the three months ended September 30, 2003 to $4.2 million primarily relates to a restructuring of BlackRock’s co-administration agreements with PFPC Inc., an indirect, wholly-owned subsidiary of PNC.

	Three months ended September 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
General and administration expense:
Marketing and promotional	$7,823	$7,303	$520	7.1%
Occupancy expense	6,066	5,598	468	8.4
Technology	4,771	4,436	335	7.6
Other general and administration	10,599	8,332	2,267	27.2

Total general and administration expense	$29,259	$25,669	$3,590	14.0%

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003. (continued)

Operating Income and Net Income

Operating loss was $22.4 million for the three months ended September 30, 2004 and includes a $90.6 million charge associated with awards granted under the LTIP. Exclusive of the LTIP charge, operating income for the three months ended September 30, 2004 increased $10.6 million, or 18%, compared with $57.6 million for the three months ended September 30, 2003. Non-operating income decreased $0.3 million, or 4%, to $5.7 million for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003. The decline was primarily due to reduced investment income of $1.4 million associated with lower investment balances, partially offset by a reversal of interest expense associated with the Company’s obligation to acquire a subsidiary’s minority interest. The income tax benefit for the three months ended September 30, 2004 was $7.3 million, representing a 43.5% effective tax rate, compared to income tax expense of $23.6 million, representing an effective tax rate of 37.1%. The decrease in the Company’s effective tax rate is attributable to the net loss realized during the quarter. Net loss totaled $9.8 million for the three months ended September 30, 2004 and includes the LTIP charges, which resulted in an after tax impact of $57.1 million on third quarter 2004 earnings. Exclusive of the LTIP charge, net income increased $7.2 million, or 18%, compared with $40.1 million for the three months ended September 30, 2003.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003.

Revenue

Total revenue for the nine months ended September 30, 2004 increased $99.6 million, or 23%, to $536.6 million, compared with $437.0 million for the nine months ended September 30, 2003. Investment advisory and administration fees increased $82.5 million, or 21%, to $469.9 million for the nine months ended September 30, 2004, compared with $387.4 million for the nine months ended September 30, 2003. The increase in investment advisory and administration fees was due to increases in fees earned from separate accounts of $66.7 million, or 28%, and mutual funds of $15.8 million, or 11%. Other income of $66.7 million increased $17.2 million, or 35%, for the nine months ended September 30, 2004 compared with $49.6 million for the nine months ended September 30, 2003 primarily due to increased sales of BlackRock Solutions products and services.

	Nine months ended September 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Investment advisory and administration fees:
Mutual funds	$165,500	$149,718	$15,782	10.5%
Separate accounts	304,386	237,697	66,689	28.1

Total investment advisory and administration fees	469,886	387,415	82,471	21.3
Other income	66,748	49,586	17,162	34.6

Total revenue	$536,634	$437,001	$99,633	22.8%

Mutual fund advisory and administration fees increased $15.8 million, or 11%, to $165.5 million for the nine months ended September 30, 2004, compared with $149.7 million for the nine months ended September 30, 2003. The increase in mutual fund revenue was primarily the result of increases in closed-end fund revenue and BlackRock Funds fees of $15.4 million and $2.6 million, respectively, partially offset by a $2.3 million decrease in fees earned from the BlackRock Liquidity Funds. Since September 30, 2003, the Company has raised approximately $1.9 billion in new closed-end funds which resulted in the rise in closed-end fund revenue. The increase in BlackRock Funds fees is primarily attributable to a shift in asset mix from liquidity portfolios to higher fee earning fixed income portfolios. The decline in BlackRock Liquidity Funds fees is primarily attributable to a decrease in average assets under management of approximately $2.1 billion due to increases in the Federal Funds rate during the period.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. (continued)

Revenue (continued)

Separate account revenue increased $66.7 million, or 28%, to $304.4 million for the nine months ended September 30, 2004, compared with $237.7 million for the nine months ended September 30, 2003. Separate account base fees increased $39.8 million, or 17%, to $270.4 million for the nine months ended September 30, 2004, compared with $230.6 million for the nine months ended September 30, 2003, as a result of a $33.0 billion, or 16%, increase in separate account assets under management. Performance fees of $34.0 million for the nine months ended September 30, 2004 increased $26.9 million compared with $7.1 million for the nine months ended September 30, 2003. The increase in performance fees was primarily related to fees earned on the Company’s fixed income hedge fund, which exceeded its high water mark during the second quarter of 2004, fees earned from a collateralized debt obligation fund (“CDO”) and several separate accounts. The CDO performance fee, which totaled $7.9 million, represents a portion of returns realized by its investors since the CDO’s inception in January 2001 and, therefore, is not indicative of future CDO performance fees.

	Nine months ended September 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Mutual funds revenue
BlackRock Funds	$53,128	$50,497	$2,631	5.2%
Closed End Funds	52,252	36,881	15,371	41.7
BlackRock Liquidity Funds	59,281	61,547	(2,266)	(3.7)
Other commingled funds	839	793	46	5.8

Total mutual funds revenue	165,500	149,718	15,782	10.5

Separate accounts revenue
Separate account base fees	270,427	230,622	39,805	17.3
Separate account performance fees	33,959	7,075	26,884	NM

Total separate accounts revenue	304,386	237,697	66,689	28.1

Total investment advisory and administration fees	469,886	387,415	82,471	21.3

Other income	66,748	49,586	17,162	34.6

Total revenue	$536,634	$437,001	$99,633	22.8%

NM = Not meaningful.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. (continued)

Expense

Total expense rose $156.2 million to $426.7 million in the nine months ended September 30, 2004 compared with $270.5 million in the nine months ended September 30, 2003. The increase in expense for the period primarily reflects a $90.6 million charge associated with LTIP awards. Exclusive of LTIP-related charges, total expense increased $65.6 million, or 24%, compared to $270.5 million during the nine months ended September 30, 2003. The increase was attributable to increases in employee compensation and benefits, general and administration expense, fund administration and servicing expense paid to third parties and the recognition of a $6.1 million impairment charge on the Company’s intangible assets, partially offset by a decrease in affiliated fund administration and servicing costs.

	Nine months ended September 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
Employee compensation and benefits	$212,637	$170,161	$42,476	25.0%
Long-Term Retention and Incentive Plan	90,606	—	90,606	NM
Fund administration and servicing costs
Affiliates	14,243	20,250	(6,007)	(29.7)
Other	10,412	3,130	7,282	232.7
General and administration	91,921	76,244	15,677	20.6
Amortization of intangible assets	746	694	52	7.5
Impairment of intangible assets	6,097	—	6,097	NM

Total expense	$426,662	$270,479	$156,183	57.7%

NM = Not meaningful.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. (continued)

Expense (continued)

Higher employee compensation and benefits expense primarily reflects increased salary and incentive compensation expense, including an increase in direct incentives associated with alternative investment product performance fees and the gain on the Company’s sale of its interest in Trepp LLC totaling $13.0 million and $7.0 million, respectively, $13.1 million in salaries and benefits to support staffing needs, a $5.4 million increase in incentive compensation reflecting operating income growth and $3.7 million in stock-based compensation related to restricted stock granted to employees during the fourth quarter of 2003. General and administration expense increased $15.7 million, or 21%, to $91.9 million during the nine months ended September 30, 2004, compared to $76.2 million during the nine months ended September 30, 2003 primarily due to increases in marketing and promotional, occupancy and other expenses of $5.0 million, $1.0 million and $9.3 million, respectively. During the nine months ended September 30, 2004, marketing and promotional expense of $25.7 million increased $5.0 million, or 24%, compared to $20.7 million during the nine months ended September 30, 2003 primarily due to closed-end fund launches and increased institutional marketing activities. Occupancy expense increased $1.0 million, or 6%, from $16.6 million during the nine months ended September 30, 2003 to $17.6 million during the current period primarily due to lease escalations. Other expense of $34.7 million increased $9.3 million, or 37%, during the nine months ended September 30, 2004 compared to $25.4 million during the nine months ended September 30, 2003 primarily due to increased professional fees of $5.8 million for legal and accounting services primarily related to mutual fund regulatory inquiries and Sarbanes-Oxley compliance activities, a $2.1 million increase in subadvisory fees related to performance fees earned on a CDO during 2004 and a $0.8 million rise in foreign currency charges related to the decline of the U.S. dollar. In February 2004, the portfolio manager of BlackRock’s long-short equity hedge funds resigned from the Company. As a result, BlackRock commenced an orderly liquidation of these hedge funds and recognized a $6.1 million impairment charge representing the carrying value of the funds’ acquired management contract. After adjusting for the benefit of a $2.7 million performance fee, the funds’ liquidation resulted in an after-tax loss of approximately $2.0 million. During the period, fund administration and servicing expense paid to third parties of $10.4 million increased by $7.3 million compared to the nine months ended September 30, 2003 due to increases in shareholder servicing fees related to new closed-end funds and transfer agency related expenses associated with the BlackRock Funds totaling $3.3 million and $3.2 million, respectively. The $6.0 million, or 30%, decrease in affiliated fund administration and servicing costs from $20.3 million during the nine months ended September 30, 2003 to $14.2 million primarily relates to a restructuring of BlackRock’s co-administration agreements with PFPC Inc.

	Nine months ended September 30,		Variance
	2004	2003	Amount	%
Dollar amounts in thousands	(unaudited)
General and administration expense:
Marketing and promotional	$25,663	$20,679	$4,984	24.1%
Occupancy expense	17,633	16,611	1,022	6.2
Technology	13,933	13,540	393	2.9
Other general and administration	34,692	25,414	9,278	36.5

Total general and administration expense	$91,921	$76,244	$15,677	20.6%

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. (continued)

Operating Income and Net Income

Operating income was $110.0 million for the nine months ended September 30, 2004 and includes a $90.6 million charge associated with awards granted under the LTIP. Exclusive of the LTIP charge, operating income for the nine months ended September 30, 2004 increased $34.1 million, or 20%, compared with $166.5 million for the nine months ended September 30, 2003. Operating margin for the nine months ended September 30, 2004, which reflects the Company’s LTIP funding obligation, decreased 4.3% to 36.0% from 40.3% during the comparable period in 2003. The Company’s LTIP funding obligation reduced the Company’s operating margin by approximately 3% during the nine months ended September 30, 2004 and is expected to reduce operating margins by approximately 1.5% through the end of the LTIP’s service period, December 31, 2006, based on recent historical results. Non-operating income increased $9.6 million, or 55%, to $27.0 million for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. The increase was primarily due to the recognition of a $12.9 million gain on the Company’s sale of its interest in Trepp LLC, partially offset by decreased securities gains of $2.5 million and reduced investment income of $0.6 million associated with lower investment balances. Income tax expense was $39.3 million and $69.9 million, representing effective tax rates of 28.7% and 38.0% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The decline in the Company’s effective tax rate is primarily attributable to a previously disclosed net income benefit of approximately $8.7 million, associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001. Net income totaled $93.4 million for the nine months ended September 30, 2004 and includes the LTIP’s after tax impact of $57.1 million on year-to-date earnings. Exclusive of the LTIP charge, net income increased $36.4 million, or 32%, compared with $114.0 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash provided by the Company’s operating activities totaled $143.5 million for the period ended September 30, 2004, including a $121.0 million net payment of the Company’s 2003 incentive compensation programs. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

Net cash flow provided by investing activities was $3.5 million for the nine months ended September 30, 2004, primarily consisting of $12.4 million in net investment sales and a $6.4 million increase in the Company’s cash and cash equivalents due to its consolidation of a joint venture under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” partially offset by $15.2 million in capital expenditures largely related to investments in technology. During the nine months ended September 30, 2004, the Company sold several municipal bonds, its investment in the BlackRock Funds GNMA Portfolio and seed investments in several closed-end funds for approximately $111.8 million and sold its equity interest in Trepp LLC for approximately $11.5 million, which was partially offset by $109.5 million in seed investments of new product offerings, three of which represent consolidated investments to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. (continued)

Liquidity and Capital Resources (continued)

In August 2004, the Company entered into a definitive agreement with MetLife, Inc. (MetLife) to acquire SSRM Holdings Inc. (SSRM), the holding company of State Street Research & Management Company and SSR Realty Advisors, Inc., from MetLife for $375 million in cash and stock.

Under the terms of the transaction, which has been approved by the Boards of Directors of BlackRock and MetLife, MetLife will receive at closing $325 million in cash and $50 million of BlackRock class A common stock. The Company has estimated it will finance approximately $200 million of the purchase price and is reviewing financing alternatives. The remaining purchase price is expected to be funded with cash ($379.4 million at September 30, 2004) at closing.

Closing is expected in early 2005 pending required regulatory and SSRM mutual fund shareholder approvals and satisfaction of other customary closing conditions.

Net cash flow used in financing activities was $84.5 million for the nine months ended September 30, 2004 and primarily represented treasury stock activity and the payment of $47.7 million in dividends. During January 2004, BlackRock’s Board of Directors approved a two million share repurchase program. Pursuant to the repurchase program, the Company may make repurchases from time to time as market conditions warrant in open market or privately negotiated transactions at the discretion of the Company’s management. The authority to purchase 310,000 shares available under pre-existing programs terminated with the approval of this program. In addition to authorizing the new share repurchase program, the Board of Directors also approved a management stock buy-back (the Management Buy-Back) that authorized BlackRock to purchase shares owned by senior management through the repurchase program. Shares repurchased by the Company under the Management Buy-Back reduced the current two million share repurchase authorization. Eligible participants elected to sell an aggregate of 690,575 shares which, based on BlackRock’s average closing price for the five days ended January 28, 2004, approximated $40.4 million. In addition, the Company repurchased approximately 115,000 shares under the program in open market transactions for approximately $6.7 million through September 30, 2004. During October 2004, the Company repurchased approximately 110,000 shares in open market transactions for approximately $7.8 million and, as a result, the Company is currently authorized to repurchase approximately 1.1 million shares under its repurchase program. Cash paid in the repurchase program was partially offset by the receipt of $13.3 million by the Company due to the exercise of employee stock options during the nine months ended September 30, 2004.

Total capital at September 30, 2004 was $743.7 million and was primarily comprised of stockholders’ equity.

Contractual Obligations and Commercial Commitments

The Company leases its primary office space under agreements that expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments.

In the ordinary course of business, BlackRock enters into contracts (purchase obligations) with third parties pursuant to which the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts which are either noncancelable or cancelable with penalty. At September 30, 2004, the Company’s obligations primarily reflected shareholder servicing arrangements related to client investments in the BlackRock Closed-end Funds, subadvisory agreements and standard service contracts with third parties for portfolio, market data and office services.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. (continued)

Contractual Obligations and Commercial Commitments (continued)

In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

In connection with the management contract acquired on May 15, 2000 associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite, a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition. For the three and nine months ended September 30, 2004, the related expense was $0.1 million and $0.4 million, respectively. At September 30, 2004, the future commitment under the agreement is $6.5 million. If Anthracite’s management contract with BlackRock is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

The Company has entered into a commitment to invest $5.3 million in Carbon Capital II, Inc., an alternative investment fund sponsored by BlackRock, which remained unfounded at September 30, 2004.

On April 30, 2003, the Company purchased 80% of the outstanding equity interests of an investment manager of a hedge fund of funds for approximately $4.1 million in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if settled at September 30, 2004, would be approximately $2.8 million.

Summary of Commitments (unaudited):

	Total	2004	2005	2006	2007	2008	Thereafter
(Dollar amounts in thousands)
Lease Commitments	$208,106	$2,849	$13,434	$15,376	$15,337	$15,304	$145,806
Purchase Obligations	20,221	3,093	6,751	5,881	3,647	849	0
Acquired Management Contract	6,500	—	1,500	1,000	1,000	1,000	2,000
Investment Commitments	5,255	5,255	—	—	—	—	—
Acquisition Forward Commitment	2,800	2,800	—	—	—	—	—

Total Commitments	$242,882	$13,997	$21,685	$22,257	$19,984	$17,153	$147,806

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If the Company does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s ability and intent to hold the security. If BlackRock holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. Management’s conclusion that the Company holds significant influence over an issuer whose security was previously classified as an available for sale security has a significant impact on the Company’s net income due to the related accounting treatment. Under the equity method, the Company’s share of the investee’s net income is recorded in investment income (expense), net, while unrealized gains and losses on available for sale securities are recorded in the accumulated other comprehensive income or loss component of stockholders’ equity until the securities are sold. Accumulated gross unrealized losses on September 30, 2004 on readily marketable available for sale securities were approximately $0.3 million.

Nonmarketable Equity Securities

Items classified as investments, other, are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense), net, for alternative investment products and other income for operating joint ventures. If the Company does not maintain significant influence over the investee’s operations, the cost method of accounting is used. Under the cost method of accounting, investment income is recognized as received or upon the sale of the security. Therefore, management’s conclusion that BlackRock holds significant influence over an issuer has a significant impact on the Company’s net income. Unrealized gains (losses) related to investments accounted for under the cost method during the three and nine months ended September 30, 2004 totaled approximately ($0.3) million and $0.2 million, respectively.

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

BlackRock, Inc. Long Term Retention and Incentive Plan (LTIP)

The LTIP permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by the Company no later than March 2007. As of September 30, 2004, the Company has awarded approximately $207 million in LTIP Awards. If the performance hurdles are achieved, up to $200 million of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by The PNC Financial Services Group, Inc. (“PNC”) and distributed to LTIP participants, less income tax withholding. Shares attributable to value in excess of PNC’s $200 million LTIP funding requirement will be available to support the Company’s future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the Compensation Committee of the Company’s Board of Directors. In addition, shares distributed to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash.

Under the terms of the LTIP, awards fully vest if BlackRock’s average closing common stock price is at least $62 for any 3-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007. An alternative performance hurdle provides for partial vesting of the LTIP based on specific targets for the Company’s earnings growth and relative stock price performance to peers over the term of the LTIP, subject to the authority of the Company’s Compensation Committee to reduce the amount of awards vested under the LTIP.

Due to the strength in the Company’s stock price, which has traded in excess of $70 per share, the Company’s management has determined that full vesting of Plan awards is probable and recorded a charge of $90.6 million during the period reflecting Plan awards earned through September 30, 2004 and related payroll taxes. Based on the current level of Plan awards outstanding and assuming full vesting remains probable, quarterly expense, during the period from October 1, 2004 through December 31, 2006 should be approximately $13.1 million.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. A change in an asset class’s estimated useful life by management would have a significant impact on the Company’s depreciation expense (approximately $5.1 million and $14.7 million for the three and nine months ended September 30, 2004, respectively) due to the concentration of the Company’s property and equipment in relatively short-lived assets (useful lives of three to five years). A summary of the estimated useful lives used, by asset class, is included in Note 3 in the Notes to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K.

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions

The Company provides investment advisory and administration services to the BlackRock Funds, BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$7,185	$9,642	$25,347	$29,758
Other	9,104	7,613	27,781	20,739
BlackRock Closed-end Funds - Other	17,978	13,267	52,252	36,881
BlackRock Liquidity Funds
PNC	3,817	3,279	10,025	9,699
Other*	15,691	18,415	49,256	51,848
STIF - PNC	264	266	796	793

	$54,039	$52,482	$165,457	$149,718

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura for a fee, based on assets under management. In addition, the Company provides risk management and private client services to PNC.

Revenues for such services are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
Separate accounts – Nomura	$2,237	$3,210	$6,542	$9,505
Separate accounts – PNC	1,588	2,092	5,026	5,660
Private client services – PNC	1,387	1,381	4,271	4,144
Other income-risk management – PNC	1,250	1,250	3,750	3,750

	$6,462	$7,933	$19,589	$23,059

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three month periods ended September 30, 2004 and 2003 totaled approximately $15.5 million and $17.9 million, respectively, and, for the nine months ended September 30, 2004 and 2003 totaled approximately $49.2 million and $53.8 million, respectively.

PNC subsidiaries and PNC-related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	September 30,
	2004	2003
(Dollar amounts in millions)	(unaudited)
BlackRock Open-end Funds	$7,396	$10,119
BlackRock Liquidity Funds	10,234	8,316
STIF	748	753
Separate accounts	11,541	12,425

	$29,919	$31,613

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

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
(Dollar amounts in thousands)	(unaudited)
Fund administration and servicing costs	$4,227	$6,621	$14,243	$20,250
General and administration	1,082	1,343	3,332	4,487
General and administration-consulting	399	443	3,485	1,344

	$5,708	$8,407	$21,060	$26,081

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Additionally, an indirect wholly owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable was approximately $2.9 million and $9.8 million at September 30, 2004 and December 31, 2003, respectively, which primarily represent investment and administration services provided to Nomura, PNC subsidiaries and affiliates.

Receivable from affiliates was approximately $21.6 million and $0.1 million at September 30, 2004 and December 31, 2003, respectively. These amounts primarily represent deferred income taxes receivable.

Payable to affiliates was approximately $33.6 million and $40.7 million at September 30, 2004 and December 31, 2003, respectively. These amounts primarily represent income taxes payable and accrued fund administration and servicing costs.

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

Forward Looking Statements (continued)

In addition to factors previously disclosed in BlackRock’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this quarterly report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions and divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) changes in circumstances affecting the expense recognition of BlackRock’s LTIP; and (16) the closing of the Company’s acquisition of SSRM Holdings, Inc.

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

BlackRock’s investments consist primarily of BlackRock funds, private investment funds and debt securities. Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. As of September 30, 2004, the carrying value of seed investments was $132.0 million. The carrying value of BlackRock’s other investments, available for sale, included in the mutual funds total, as stated below, was $49.7 million as of September 30, 2004 and represents an investment in the Low Duration Bond Portfolio of the BlackRock Funds. These investments expose BlackRock to equity price risk. BlackRock does not hold any derivative securities to hedge its investments. The following table summarizes the fair values of the investments and provides a sensitivity analysis of the estimated carrying values of all financial instruments subject to equity price risk, assuming a 10% increase or decrease in equity prices:

	Carrying Value	Carrying value assuming 10% increase in market price	Carrying value assuming 10% decrease in market price
September 30, 2004
Mutual funds	$14,718	$16,190	$13,246
Equity securities	10,333	11,366	9,300

Total investments, trading	25,051	27,556	22,546

Mutual funds	53,669	59,036	48,302
Collateralized debt obligations	12,583	13,841	11,325

Total investments, available for sale	66,252	72,877	59,627

Other
Equity method	72,937	80,231	65,643
Cost method	28,038	30,842	25,234
Fair value	27,986	30,785	25,187

Total investments, other	128,961	141,858	116,064

Total investments	$220,264	$242,291	$198,237

December 31, 2003
Mutual funds	$10,648	$11,713	$9,583
Equity securities	8,021	8,823	7,219

Total investments, trading	18,669	20,536	16,802

Mutual funds	78,226	86,049	70,403
Collateralized debt obligations	15,822	17,404	14,240

Total investments, available for sale	94,048	103,453	84,643

Mutual funds	5,801	6,381	5,221
Other
Equity method	30,288	33,317	27,259
Cost method	9,139	10,053	8,225

Total investments, other	45,228	49,751	40,705

Total investments	$157,945	$173,740	$142,151

PART I — FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

At September 30, 2004, investments, trading, and investments, other, with carrying values of approximately $14.7 million and $23.8 million, respectively, reflects investments by BlackRock with respect to senior employee elections under the Company’s deferred compensation plans. Therefore, any change in the carrying value of these investments is offset by a corresponding change in the related deferred compensation liability.

The following table summarizes the carrying value of the Company’s investments in municipal debt and U.S. Treasury securities, which expose BlackRock to interest rate risk, at September 30, 2004 and December 31, 2003. The table also provides a sensitivity analysis of the estimated carrying value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Carrying Value	Carrying value assuming +100 basis point shift	Carrying value assuming - 100 basis point shift
September 30, 2004
U.S. Treasury securities	$20,249	$18,441	$22,302

December 31, 2003
Municipal debt securities	$76,978	$70,099	$84,414

PART I — FINANCIAL INFORMATION (continued)

Item 4.	Controls and Procedures

BlackRock’s management, with the participation of BlackRock’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of BlackRock’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of September 30, 2004.

During the third quarter of 2004, the Company’s Management Committee established several product and infrastructure-based operating committees to assist the Management Committee in conducting firmwide operations. There were no other changes in BlackRock’s internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, BlackRock’s internal controls over financial reporting.

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

PART II — OTHER INFORMATION (continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended September 30, 2004, the Company made the following purchases of its equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2004 through July 31, 2004	2,630[2]	$64.15	—	1,195,225

August 1, 2004 through August 31, 2004	1,533[2]	$62.75	—	1,195,225

September 1, 2004 through September 30, 2004	—	—	—	1,195,225

Total	4,163	$63.63	—

[1]	On January 21, 2004, the Company announced a two million share repurchase program. The Company is currently authorized to repurchase approximately 1.2 million shares under this repurchase program.
[2]	Represents purchases made by the Company to satisfy income tax withholding obligations of certain employees.

PART II — OTHER INFORMATION (continued)

Item 6.	Exhibits

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.3 (1)	1999 Annual Incentive Performance Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

PART II — OTHER INFORMATION (continued)

Item 6.	Exhibits

Exhibit No.	Description

10.21 (9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24 (11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.25 (10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10.26 (10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.27 (10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.28 (12)	Third, Fourth and Fifth Amendments to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.29 (14)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30 (15)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31 (15)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32 (16)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004

10.33	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

21.1 (13)	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2003.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.

PART II — OTHER INFORMATION (continued)

Item 6.	Exhibits

(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(12)	Incorporated by reference to the PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2003.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2003.
(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.
(15)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(16)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
+	Denotes compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

Date: November 5, 2004	By:	/s/ Paul L. Audet
Paul L. Audet Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.3 (1)	1999 Annual Incentive Performance Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21 (9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24 (11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.25 (10)	The PNC Financial Services Group, Inc.’s Incentive Savings Plan, as amended as of January 1, 2001. +

10.26 (10)	First Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.27 (10)	Second Amendment to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.28 (12)	Third, Fourth and Fifth Amendments to The PNC Financial Services Group, Inc.’s Incentive Savings Plan. +

10.29 (14)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30 (15)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31 (15)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32 (16)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004

10.33	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

21.1 (13)	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2003.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(12)	Incorporated by reference to the PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2003.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2003.
(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.
(15)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(16)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.

+	Denotes compensatory plan.