Form 10-K
period 2004-12-31
BLACKROCK INC /NY
filed 2005-03-10
CIK 1060021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(212) 810-5300

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

Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $906 million. There is no non-voting common stock of the registrant outstanding.

As of January 31, 2005, there were 19,766,637 shares of the registrant’s class A common stock issued and outstanding and 44,692,843 shares of the registrant’s class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2005 annual meeting of stockholders to be held on April 27, 2005 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) and (9) and Item 306(c) and (d) of Regulation S-K.

- i -

BlackRock, Inc.

Index to Form 10-K

- ii -

Part I

Item 1.	BUSINESS

Overview

BlackRock, Inc., a Delaware corporation formed in 1998 (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest investment management firms in the United States, with approximately $342 billion of assets under management at year-end 2004. We manage fixed income, cash management, equity and alternative investment products on behalf of institutional and individual investors worldwide. We also offer investment tools, outsourcing and advisory services to institutional investors under the BlackRock Solutions® brand name.

BlackRock is a majority owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”). As of December 31, 2004, PNC indirectly owned approximately 71% of BlackRock. BlackRock is headquartered in New York City and has offices in Boston, Edinburgh, Hong Kong, Morristown, San Francisco, Singapore, Sydney, Tokyo and Wilmington.

In 2004, BlackRock’s total assets under management increased by approximately $32.4 billion, or 10%, from year-end 2003 levels. Over the past five years, assets under management have grown by over $177.2 billion, which represents a compound annual growth rate of 16%. Approximately 74% of growth in assets under management has been derived from net new business, as opposed to market appreciation. At December 31, 2004, fixed income products represented 71%, cash management products represented 23%, equity products represented 4% and alternative investment products represented 2% of BlackRock’s total assets under management. Approximately 73% of the assets are managed in separate accounts and 27% are managed in mutual funds, including our open-end fund families, BlackRock Funds and BlackRock Liquidity Funds.

Assets Under Management

By Asset Class

	At December 31,						5 Year CAGR
	1999	2000	2001	2002	2003	2004
	($ in millions)
Fixed Income	$86,438	$116,878	$135,242	$175,586	$214,356	$240,709	23%
Liquidity	57,521	61,186	79,753	78,512	74,345	78,057	6%
Equity	18,472	22,235	18,280	13,464	13,721	14,792	-4%
Alternative Investments	2,086	3,470	5,309	5,279	6,934	8,202	31%

Total	$164,517	$203,769	$238,584	$272,840	$309,356	$341,760	16%

CAGR = Compound Annual Growth Rate

Our ability to increase revenue, earnings and stockholder value over time is predicated on our ability to generate net new business in investment management and BlackRock Solutions products and services. Our new business efforts are dependent on our ability to achieve clients’ investment objectives in a manner consistent with their risk preferences and to deliver excellent client service. All of our efforts require the commitment and contributions of our employees. Accordingly, our ability to retain and attract talented professionals to BlackRock is critical to our long-term success.

Item 1.	BUSINESS (continued)

Overview (continued)

BlackRock’s business results largely reflect our position as a leading provider of fixed income asset management services to institutional clients. Of the $240.7 billion of fixed income assets we managed at December 31, 2004, approximately $216.9 billion, or 90%, were from institutional clients, with the remaining $23.8 billion managed in our open-end and closed-end fixed income mutual funds. We also are among the largest managers of institutional money market funds and other cash management services. We have made significant investments to expand our product offerings to include equity and alternative investment products, and to enhance our ability to serve the needs of individual investors. In addition, we continue to invest in our BlackRock Solutions effort, which achieved revenue growth of 37% in 2004.

We have generated substantial increases in assets under management, which has supported strong revenue and earnings growth over time. Our financial condition remains strong, as evidenced by sizable increases in corporate liquidity (cash and investments) and stockholders’ equity.

In January 2005, the Company closed its acquisition of SSRM Holdings, Inc. (SSR) from MetLife, Inc. for consideration of approximately $274 million, consisting of $237 million in cash and 550,000 restricted shares of our class A common stock with the cash portion financed through the issuance of $250 million in convertible debentures. The debentures bear interest at a rate of 2.625% per annum and are convertible at an initial conversion rate of 9.7282 shares per $1,000 principal amount, representing a 32.5% premium from our last reported sale price on February 16, 2005.

	2000	2001	2002	2003	2004	4 Year CAGR
Revenue	$476,872	$533,144	$576,977	$598,212	$725,311	11%
Operating Income, as adjusted[1]	$143,038	$170,176	$215,139	$228,276	$255,384	16%
Net Income, as adjusted[1]	$87,361	$107,434	$133,249	$155,402	$177,813	19%
Diluted EPS, as adjusted[1]	$1.35	$1.65	$2.04	$2.36	$2.70	19%
Cash & Investments	$205,906	$325,577	$465,793	$550,864	$685,170	35%

[1]	For the year ended December 31, 2004, operating income was $165.8 million, net income was $143.1 million and diluted earnings per share were $2.17, representing 4 year CAGR of 4%, 13% and 13%, respectively.

Operating income as adjusted, reflects the exclusion of Long-Term Retention and Incentive Plan (LTIP) expense to be funded by PNC ($85.1 million) and appreciation of Rabbi trust assets ($4.5 million). Net income and diluted earnings per share, as adjusted, reflect the exclusion of the PNC LTIP funding obligation ($53.7 million and $0.81, respectively) and professional fees associated with the acquisition of SSR ($0.6 million and $0.01, respectively). These items were partially offset by New York State and City tax benefits ($18.1 million and $0.27, respectively and the sale of our interest in Trepp LLC ($1.6 million and $0.02, respectively).

Management believes that adjusted operating income, net income and earnings per diluted share are effective indicators of the Company’s profitability and financial performance over time. PNC’s LTIP funding obligation has been excluded because, exclusive of the impact related to LTIP participants’ put options, these non-cash charges will not impact BlackRock’s book value. Appreciation on Rabbi trust assets associated with our deferred compensation plans has been excluded because investment performance of these assets has a nominal impact on all of these indicators. The remaining items disclosed above, which have been deemed non-recurring by management, have been excluded to help ensure the comparability of this information to prior reporting periods.

Item 1.	BUSINESS (continued)

Overview (continued)

While we operate in a global marketplace characterized by market volatility and economic uncertainty, we believe the following factors position us well to produce solid relative returns for stockholders over time:

•	We achieved competitive investment performance in a majority of our products in 2004. Specifically, 88% of our institutional fixed income composites outperformed their benchmarks, 96% of our taxable bond fund assets, 77% of our equity fund assets and all of our institutional money market funds ranked in the top half of their respective Lipper peer groups for the year-ended December 31, 2004.*

•	We continue to experience favorable operating leverage in our fixed income and cash management products. As equity assets under management grow, we expect to realize additional, potentially significant, operating leverage.

•	We continue to see robust growth and strong interest in our BlackRock Solutions products and services.

•	BlackRock completed its first significant acquisition, closing the purchase of SSR in January 2005.

*	Past performance is no guarantee of future results. Mutual fund performance data assumes the reinvestment of dividends and capital gains distributions and reflects the performance of the Institutional Class, with the exception of the BlackRock Funds Government Income Portfolio, which reflects the performance of the Investor A Shares class. BlackRock waives fees, without which performance would be lower. Investments in BlackRock Funds and BlackRock Liquidity Funds are neither insured nor guaranteed by the U.S. government. Relative peer group performance is based on quartiles from Lipper Inc. Lipper rankings are based on total returns with dividends and distributions reinvested and do not reflect sales charges. Funds with returns among the top 25% of a peer group of funds with comparable objectives are in the first quartile and funds with returns in the next 25% of a peer group are in the second quartile. Some funds have less than five years of performance. Fixed Income Portfolios of the BlackRock Funds: The Core Bond Total Return and the Managed Income Portfolios are in the Intermediate Investment Grade Debt Lipper peer group. The Intermediate Bond Portfolio is in the Short-Intermediate Investment Grade Debt Lipper peer group. The Low Duration Bond Portfolio is in the Short Investment Grade Debt Lipper peer group. The High Yield Bond Portfolio is in the High Current Yield Lipper peer group and the GNMA Portfolio is in the GNMA Lipper peer group. The Intermediate Government Portfolio is in the Intermediate US Government Lipper peer group and the Government Income Portfolio is in the General US Government Lipper peer group. Equity Portfolios of the BlackRock Funds: The Investment Trust and Large Cap Value Equity Portfolios are in the Large Cap Core and Multi-Cap Value Lipper peer groups, respectively. The Index Equity Portfolio is in the S&P 500 Index Objective Lipper peer group. The Mid-Cap Value Equity Portfolio is in the Mid Cap Value Lipper peer group. The Asset Allocation Portfolio is in the Flexible Portfolio Lipper peer group. The U.S. Opportunities Portfolio is in the Mid Cap Core Lipper peer group. The International Equity Portfolio is in the International Multi-Cap Core Lipper peer group. The Small Cap Core Portfolio is in the Small Cap Core Lipper peer group. The Mid-Cap Growth Portfolio is in the Mid Cap Growth Lipper peer group. BlackRock Liquidity Funds: TempFund and TempCash are in the Institutional Money Market Lipper peer group, and Federal Trust Fund and FedFund are in the Institutional U.S. Government Money Market Lipper peer group. T-Fund and Treasury Trust Fund are in the Institutional U.S. Treasury Lipper peer group. MuniCash and MuniFund are in the Institutional Tax-Exempt Money Market Lipper peer group. California Money Fund and New York Money Fund are in the California Tax-Exempt and New York Tax-Exempt Money Market Lipper peer groups, respectively. As with other money market funds, there is no assurance that the BlackRock Liquidity Funds will maintain a stable net asset value of $1.00 per share. Composites Performance: Results do not reflect the deduction of management/advisory fees and other expenses, which will reduce a client’s return. For example, assuming an annual gross return of 8% and an annual management/advisory fee of 0.25%, the net annualized total return of a composite would be 7.74% over a 5-year period. BlackRock is the source of benchmark data for composites and Frank Russell Company is the source of peer universe data for fixed income and equity composites. Some BlackRock composites have less than three years of performance.

Item 1.	BUSINESS (continued)

Products

BlackRock offers a wide variety of fixed income, cash management, equity and alternative investment products. Revenue from these products consists of advisory fees typically structured as a percentage of assets managed and, in some instances, performance fees expressed as a percentage of returns realized in excess of agreed-upon targets.

Fixed Income

BlackRock’s fixed income business continued to expand in 2004, as assets under management increased 12% to $240.7 billion at December 31, 2004. We offer investors a broad range of products that span global bond markets and sectors, as well as various maturities along the yield curve. All portfolios are managed by BlackRock’s fixed income team, which is comprised of sector specialists who help formulate broad investment strategy and implement sector-specific themes in accordance with each portfolio’s investment objectives and guidelines. Our investment professionals are supported by extensive analytical tools and a shared research database that includes reports from both equity and credit analysts throughout the firm. Investment operations are facilitated by BlackRock’s proprietary portfolio management system, Aladdin®, and by our experienced team of operations, administration and compliance professionals.

BlackRock’s fixed income portfolio management team has achieved competitive investment performance by consistently employing a disciplined process designed to add incremental returns in excess of our benchmarks. Eighty-eight percent or more of our institutional composites outperformed their benchmarks and 89% or more of taxable bond fund assets ranked in the top half of their Lipper peer groups for the 1, 3, 5, 7 and 10-year periods ended December 31, 2004.*

Net new business in 2004 totaled $23.3 billion before giving effect to $7.7 billion of outflows resulting from client mergers and corporate events. New assignments spanned our product base, resulting in greater diversification within fixed income. Core bond mandates, for example, have grown at a compound annual rate of 19% over the past five years to $94.5 billion at December 31, 2004. Over the same period, targeted duration and global bond assets have grown at an even faster pace, albeit from smaller bases. As a result, the proportion of fixed income assets invested in targeted duration portfolios increased from 24% to 30% since 1999, and global bond mandates expanded from less than 1% to 8% of total fixed income assets over the same period.

*	See footnote above.

Item 1.	BUSINESS (continued)

Products (continued)

Fixed Income (continued)

During the year, we also further diversified our client base geographically. Non-U.S. investors sought additional exposure to the U.S. and global bond markets. These clients awarded BlackRock net new business of $11.6 billion, which represented nearly three-quarters of total net inflows in fixed income during the year. U.S. investors also contributed to our asset growth during the year, although asset allocation initiatives were focused more heavily on absolute return and other alternative investment strategies.

In 2004, we achieved greater diversification across client segments as well. Rebalancing by pension plan sponsors abated and net inflows from tax-exempt investors totaled $8.6 billion at December 31, 2004. Insurance companies and other financial institutions continued to pursue outsourcing options, awarding BlackRock $6.4 billion of net new business. Finally, we received $653 million of net inflows from private client and mutual fund investors.

Equity

During 2004, BlackRock’s equity assets under management rose 8% to $14.8 billion. Our equity products, which span the risk spectrum, employ either an active quantitative approach or an active fundamental approach, both of which seek to add value principally through stock selection. The former utilizes quantitative models to assess company data and predict expected returns on individual stocks, and a portfolio construction process that targets “best ideas,” while carefully controlling risks taken relative to the benchmark. The latter uses company research conducted by BlackRock’s equity analysts to develop views on individual stocks, and a portfolio construction process that targets “best ideas” across all sectors, with less emphasis on deviations from the benchmark other than the applicable capitalization range. Portfolios are managed by dedicated teams that benefit from shared information and a common trading, systems, operations, administration and compliance platform.

International equity assets declined 8% during the year to $8.0 billion. Our Edinburgh-based team manages the bulk of these assets in a variety of broad and regional mandates. Net outflows in these products, which totaled $2.1 billion, occurred largely during the first half of the year following a period of weak performance. By mid-year, performance had stabilized and outflows abated. For the year, half of our institutional composites were ranked in the top half of their peer groups.* In addition, the BlackRock Funds BlackRock International Equity Portfolio, the only fund the team managed for U.S. investors, ranked in the top quartile of its peer universe for 2004.*

Domestic equity assets, which include large, mid and small cap core, value, growth and opportunities portfolios, grew 35% in 2004 to $6.8 billion. Net new business of $1.1 billion fueled asset growth for each of our U.S.-based portfolio management teams. Seventy percent of our institutional composites ranked in the top half of their peer groups and all of our active quantitative equity composites outperformed their benchmarks in 2004.* In addition, 74% of our mutual fund assets ranked in the top half of their peer groups, and the BlackRock Funds Investment Trust Portfolio (formerly, the BlackRock Funds Select Equity Portfolio) ranked as one of the five best performing large cap core equity funds for 2004.*

*	See footnote above.

Item 1.	BUSINESS (continued)

Products (continued)

Equity (continued)

In August 2004, we announced the acquisition of SSR, which we closed in January 2005. In part, this acquisition was motivated by the opportunity to expand our equity capabilities and broaden the range of products we offer. The acquisition enables us to expand resources available to investors in our small and mid cap growth, value and opportunities products and to add active fundamental large cap growth and asset allocation strategies. In addition, SSR’s energy team joined BlackRock and, before closing the SSR acquisition, we jointly raised $635 million in a closed-end fund in December 2004. In total, twenty equity investment professionals from SSR joined BlackRock, increasing breadth and depth in our equity business.

Cash Management

BlackRock provides cash management services to institutional and individual investors through a variety of money market funds and customized portfolios. At year-end 2004, assets managed in these strategies totaled $78.1 billion, up 5% from year-end 2003. Net new business totaled $3.7 billion during the year, although flows varied widely across products. Improved coordination between our cash management sales and investment professionals led to enhanced competitiveness of our portfolios and the introduction of selected new products tailored to meet institutional investor needs. Although average assets declined slightly from the prior year, the decline was less than that experienced by key competitors and our market share in institutional funds increased for the first time in years.

Money market funds represented 79% of our total cash management assets at December 31, 2004. Asset flows in these products can be quite volatile, particularly in response to prevailing monetary policy. Typically, when the Federal Reserve raises rates, as they did five times in 2004, yields on direct investments reflect the increase immediately (if not in anticipation), while money market fund yields reflect the increase more slowly. Institutional investors exploit this short-term yield differential by shifting assets out of money market funds and into direct investments. As expected, asset flows were volatile throughout 2004. We ended the year with net subscriptions of $3.7 billion across our institutional and retail funds.

U.S. money market funds are highly regulated to ensure that the fund shares maintain a constant dollar net asset value. These funds offer exceptional liquidity to investors, but are constrained in their ability to meet broader investment objectives. Investors seeking yield enhancement have limited choices such as taking additional credit risk or investing in longer-term securities. We work directly with clients to consider these options relative to their objectives and to offer appropriate investment alternatives. Inflows in customized portfolios (other than securities lending) totaled $3.0 billion in 2004.

PFPC Trust Company, a subsidiary of PNC, offers securities lending agent services to its mutual fund and other custody clients as well as a limited number of third party lending agent clients. As an accommodation and for minimal fees, BlackRock manages the cash collateral generated when these clients lend the securities in their portfolios. These services are most often used by equity mutual funds. Accordingly, flows in these portfolios are highly sensitive to, among other things, equity market conditions. In 2004, securities lending assets declined by $3.0 billion, almost fully reversing the $3.5 billion increase we experienced in 2003.

Item 1.	BUSINESS (continued)

Products (continued)

Cash Management (continued)

The outlook for BlackRock’s cash management business is heavily influenced by the rate environment. The Federal Reserve raised the discount rate again in February 2005, and further tightening is expected. Several factors, however, are expected to counterbalance the effect of rising rates. For example, the American Jobs Creation Act of 2004 provides incentives for multinational companies to repatriate earnings of non-U.S. subsidiaries, which is leading to increased demand for cash management products. In addition, European institutions are capitalizing on opportunities to utilize Sterling and Euro-denominated cash management funds.

Alternative Investment Products

Alternative investment products typically seek to achieve attractive absolute returns and/or return profiles minimally correlated with the broader markets. BlackRock offers a variety of alternatives that capitalize on established expertise throughout the firm. In 2004, assets managed in these products increased 18% to $8.2 billion, largely due to new product offerings which enabled us to achieve net inflows of $1.9 billion in 2004, exclusive of a $0.7 billion downward adjustment to reflect of the equity rather than the assets of Anthracite Capital, Inc., a BlackRock-managed REIT.

Our fixed income team manages a number of alternative investment strategies using the same investment process that supports $240.7 billion in traditional bond portfolios at December 31, 2004. In 2004, we introduced a credit-oriented hedge fund and an opportunistic fixed income product. The latter is a “best ideas” strategy with broad latitude to invest across the yield curve, credit curve and sectors of the global bond markets. These investment strategies were well-received by our clients, and together with our existing fixed income hedge funds, attracted $1.3 billion of net new business during the year, including assets reallocated from other portfolios managed by BlackRock.

Fixed income sector specialists manage $3.0 billion of assets in collateralized debt obligations (CDOs), including $400 million raised in a new vehicle offered during 2004. CDOs are structured products that typically invest in portfolios leveraged with a mix of high yield debt and bank loans. BlackRock invests its CDO portfolios in high yield securities and bank loans and manages the assets relative to the liabilities to maintain the integrity of the structure and the credit ratings on the debt. In January 2005, a team of specialists that manages asset-backed CDOs joined BlackRock through the SSR acquisition, expanding our CDO assets under management and adding a new dimension to our structured product offerings.

Another of our fixed income sector teams supports real estate debt investments, including several alternative investment products. During 2004, we raised $311 million of capital commitments for our second real estate mezzanine debt fund, including additional allocations from investors in our first fund.

Item 1.	BUSINESS (continued)

Products (continued)

Alternative Investment Products (continued)

Our alternative investment products also include the hedge fund of funds business we acquired in April 2003. During the year, we expanded the staff and enhanced the investment process supporting these products. Assets have grown 251% since the acquisition, both as a result of strong performance and net new business. The team’s original product, BlackRock HPB Multi-Manager Partners, L.L.C. reached its five-year anniversary at year-end, outperforming the HFRI Fund of Funds Composite index for the 1, 3 and 5-year periods ended December 31, 2004.

BlackRock Solutions

Since its formation, BlackRock has developed and maintained proprietary investment analytics and operating systems to support our business. These capabilities and the intellectual capital that manages them constitute a distinct product line, BlackRock Solutions, consisting of products and services that help institutions understand and manage the risks inherent in their financial activities. In 2004, we increased revenues from systems, risk management and investment accounting services by 37% from $63.3 million to $86.5 million, as we added twelve net new assignments and completed two system implementations. In addition, our Advisory Services Group was retained on two strategic advisory engagements in its first year of operations.

BlackRock Solutions core products consist of tools that support the investment process. These include Aladdin®, our enterprise investment system, which integrates risk analytics and information processing capabilities to support efficient workflow. A number of large institutions, including corporations, pension plans and financial institutions, have selected Aladdin as their investment operating system. Clients that do not require all of the functionality of our enterprise system can choose ANSER®, our Web-based analytics calculator, or our Green Package® risk reporting service. We also offer our proprietary interest rate and prepayment models, typically in combination with our other tools. All of these products are offered on a service bureau basis; we do not sell our software.

Outsourcing services enable clients, including insurance companies, financial institutions and investment managers, to take advantage of the scale of our platform. These services include non-discretionary hedge management, generally offered as an add-on to risk management advice and executed in concert with our investment professionals. We also provide investment accounting outsourcing, typically bundled with asset management services. In addition, select BlackRock Solutions clients have extended their relationships to include ancillary outsourcing services, such as performance measurement and middle and back office trade support.

Advisory services are available to help clients address a variety of financial challenges arising from performance concerns, regulatory or accounting considerations, changing risk/return objectives, or shifting strategic priorities. Clients have engaged BlackRock to provide a wide range of strategic advisory services, including consulting on balance sheet management strategies, portfolio restructuring and business divestitures. In addition, we have been retained to provide best practices business reviews, generally pertaining to risk management processes. We also provide advice with respect to development of hedging programs, typically in conjunction with Green Package reporting and often supplemented with hedge management outsourcing.

Item 1.	BUSINESS (continued)

Products (continued)

BlackRock Solutions (continued)

Investors worldwide continue to focus on a variety of risk management issues and, accordingly, interest in our services remains high. In addition to serving a growing list of clients in the U.S., we were retained on our first international assignment for a Japanese client in 2004.

Clients

BlackRock serves a diverse base of institutional and individual investors globally. We offer our products both directly and through financial intermediaries. BlackRock seeks to distinguish itself by going beyond the traditional asset manager or financial system vendor relationship – we work with our clients to help them solve problems. These problems can be relatively straightforward, such as wanting to add or change exposure to a segment of the capital markets, or more complex, such as reengineering workflow processes or evaluating strategic financial management alternatives.

In 2004, clients turned to BlackRock for a variety of services. In investment management, we were awarded $27.3 billion of net new business before giving effect to $7.7 billion of outflows resulting from client mergers and corporate events. Approximately 230 clients have retained BlackRock for multiple assignments. During the year, we also were retained on fourteen net new investment system, advisory and outsourcing assignments. While certain of these mandates were expansions of existing relationships, the majority of these mandates were from new clients.

Growing Global Presence

BlackRock continues to benefit from increasing global recognition of our capabilities and expanded resources internationally. During the year, we were awarded $10 billion of net new business from 153 clients in 34 countries, bringing total assets managed for non-U.S. clients to $73.3 billion at December 31, 2004. Net new business in non-U.S. clients included growth in assets managed for clients based in North America (ex U.S.), Asia, Europe, as well as the Middle East totaling $5.8 million, $2.3 billion, $1.2 billion and $0.7 billion, respectively, and our strategic alliances in Japan and Australia continued to expand. Non-U.S. clients are served through our offices in New York, Edinburgh, Hong Kong and Tokyo, as well as offices in Singapore and Sydney, which we opened late last year to enhance client service and to expand new business efforts in those regions.

We also continue to build our asset base for U.S. investors. In 2004, net new business from U.S. clients totaled $9.6 billion across a wide range of products, increasing total assets managed for domestic investors to $268.4 billion at year-end. New business efforts encompass direct calling on institutional investors and their consultants, as well as wholesale distribution of our open-end and closed-end mutual funds through broker-dealers and other financial intermediaries. The professionals serving these clients are based throughout the country, as well as in our New York, Boston, Morristown, San Francisco and Wilmington offices.

Item 1.	BUSINESS (continued)

Clients (continued)

Diverse Clientele Worldwide

During the year, we had positive net new business in each of our client channels. Assets managed for tax-exempt institutions, including defined benefit and defined contribution pension plans, foundations, endowments and other non-profit organizations, increased 13% to $127.5 billion at December 31, 2004. For the year, net inflows from these investors totaled $7.0 billion, with growth in both directly managed accounts and sub-advisory relationships. We have long worked with pension plan sponsors and their consultants to address changing asset allocation strategies and to consider appropriate investment opportunities. These clients increasingly demonstrate a preference for more services from fewer managers, and we believe BlackRock can benefit from this trend.

Assets under management for taxable institutions worldwide increased 13% during 2004 to $107.0 billion at year-end 2004. Our insurance asset management services, which include, risk management and accounting services capabilities, are well positioned to help these clients address industry-related issues and meet company-specific objectives. These capabilities are equally applicable to other financial institutions, which have begun seeking advice and outsourcing as a means of solving their investment challenges in a period of weak loan demand, lower yields and a flatter yield curve. Net new business during the year included $1.0 billion of bank balance sheet assets. In aggregate, net inflows from taxable institutions totaled $15.3 billion, before giving effect to the corporate event and merger-related outflows referenced earlier. In addition, three of our financial institutions clients retained BlackRock to provide risk reporting and/or investment accounting solutions.

Flows from institutional cash management investors were volatile throughout the year, largely as a result of the Federal Reserve’s raising of interest rates. At year-end, assets in our institutional cash management products were $75.1 billion, up 8% from December 31, 2003. Our new business effort benefited from improved coordination between sales and portfolio management, resulting in $8.6 billion of net inflows in all products other than securities lending portfolios, which experienced $3.0 billion of net outflows. We constantly seek ways to provide innovative cash management solutions to our clients. In 2004, these efforts focused on helping clients identify opportunities to more profitably invest in a low rate environment, while assuming little additional risk.

Our private client business works closely with financial intermediaries and advisors to offer our open-end mutual fund family, BlackRock Funds, and to develop closed-end funds that enable individual investors to capitalize on market opportunities. During the year, our efforts led to $2.2 billion of net subscriptions through third party distributors, including $1.5 billion in closed-end funds, bringing private client assets to $32.1 billion at year-end. In December we raised $635 million in a closed-end equity fund offered jointly with SSR. Expanding the scale and scope of our mutual fund activities was one of the key strategies for pursuing our acquisition of SSR. In January 2005, we merged SSR’s open-end funds into BlackRock Funds, creating a broader product line-up and more than doubling our distribution and shareholder servicing resources. Increasing regulatory costs are driving the need for greater scale in mutual funds.

Item 1.	BUSINESS (continued)

Clients (continued)

Diverse Clientele Worldwide

During the year, we had positive net new business in each of our client channels. Assets managed for tax-exempt institutions, including defined benefit and defined contribution pension plans, foundations, endowments and other non-profit organizations, increased 13% to $127.5 billion at December 31, 2004. For the year, net inflows from these investors totaled $7.0 billion, with strong growth in both directly managed accounts and sub-advisory relationships. We have long worked with pension plan sponsors and their consultants to address changing asset allocation strategies and to consider appropriate investment opportunities. These clients increasingly demonstrate a preference for more services from fewer managers, and we have positioned BlackRock to benefit from that trend. In addition, a more robust mutual fund family should be of interest to defined contribution plans and smaller institutional investors, while our expanded alternative investment offerings are likely to have appeal to foundations and endowments. These areas represent potential sources of future growth.

Assets under management for taxable institutions worldwide increased 13% during 2004 to $107.0 billion at year-end. We continued to benefit from our leadership position in insurance asset management, an outgrowth of our unique ability to bundle investment management, risk management and accounting services to help clients address industry-related issues and meet company-specific objectives. These capabilities are equally applicable to other financial institutions, which have begun seeking advice and outsourcing as a means of solving their investment challenges in a period of weak loan demand, lower yields and a flatter yield curve. Net new business during the year included $1.0 billion of bank balance sheet assets, a relatively small amount, but evidence of what we expect to be a growing trend. In aggregate, inflows from taxable institutions totaled $15.3 billion, before giving effect to the corporate event and merger-related outflows referenced earlier. In addition, four of our financial institutions clients retained BlackRock to provide risk reporting and/or investment accounting solutions.

Flows from institutional cash management investors were volatile throughout the year, largely as a result of the Federal Reserve’s tightening stance. At year-end, assets in our institutional cash management products were $75.1 billion, up 8% from December 31, 2003. Our new business effort benefited from improved coordination between sales and portfolio management, resulting in $8.6 billion of net inflows in all products other than securities lending portfolios, which experienced $3.0 billion of net outflows. We constantly seek ways to provide innovative cash management solutions to our clients. In 2004, these efforts focused on helping clients identify opportunities to more profitably invest in a low rate environment, while assuming little additional risk. We also are frequently commended for our flexible and responsive client service, which is conducted through our call center and online account management tools. We believe that these efforts, together with competitive yields on our products, will enable us to better withstand volatility in asset flows, continue to build our client base and increase our market share over time.

Our private client business works closely with financial intermediaries and advisors to offer our open-end mutual fund family, BlackRock Funds, and to develop closed-end funds that enable individual investors to efficiently capitalize on market opportunities. During the year, our efforts led to $2.2 billion of net subscriptions through third party distributors, including $1.5 billion in new closed-end funds, bringing private client assets to $32.1 billion at year-end. Notably, in December we raised $635 million in a closed-end equity fund offered jointly with State Street Research (SSR). Expanding the scale and scope of our mutual fund activities was one of the key motivations for pursuing our acquisition of SSR. In January 2005, we merged SSR’s open-end funds into BlackRock Funds, creating a broader product line-up and [more than doubling] our distribution and shareholder servicing resources. Increasing regulatory costs are driving the need for greater scale in mutual funds. With the SSR acquisition, we believe we are better positioned than ever before to work with a broader universe of financial intermediaries and advisors to achieve meaningful organic growth in products designed to meet the needs of individual investors.

Item 1.	BUSINESS (continued)

Risks

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. As previously discussed in this report, risk management is considered to be of paramount importance to BlackRock’s day-to-day operations. Consequently, BlackRock devotes significant resources across all its operations to the identifying, measuring, monitoring, managing and analyzing market and operating risks, including investments in personnel and technology.

Risks Related to Our Business

Change in the securities markets could lead to a decline in our revenues

Our investment management revenues are comprised of fees based on a percentage of the value of assets under management and, in some cases, performance fees expressed as a percentage of the returns realized on assets under management. A decline in the prices of stocks or bonds could cause our revenues to decline because of lower investment management fees by:

•	causing the value of our assets under management to decrease;

•	causing the returns realized on our assets under management to decrease;

•	causing our clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that we do not serve; and

•	causing our clients to rebalance assets away from investments that we manage into investments that we do not manage.

Poor investment performance could lead to loss of our clients and a decline in our revenues

We believe that investment performance is one of the most important factors for the growth of our assets under management. Poor investment performance relative to the portfolio benchmarks and to our competitors could impair our revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees;

•	our ability to attract funds from existing and new clients might diminish;

•	we might earn minimal or no performance fees; and

•	the value of certain seed investments that we make in our funds, as well as our investments in other securities, may decline.

Loss of key employees could lead to loss of clients and a decline in our revenues

Our ability to attract and retain quality personnel has contributed significantly to our growth and success and is important to attracting and retaining clients. The market for qualified fund managers, investment analysts, financial advisers and other professionals is competitive. There can be no assurance that we will be successful in our efforts to recruit and retain the required personnel. We have encouraged the continued retention of our executives and other key personnel through measures such as providing deferred compensation and competitive annual and long-term compensation arrangements, and in the case of our chairman and chief executive officer, an employment agreement. However, there can be no assurance that we will be successful in retaining all of our key personnel. Loss of a significant number of key personnel could have an adverse effect on us.

Item 1.	BUSINESS (continued)

Risks Related to Our Business (continued)

Failure to comply with government regulations could result in fines or temporary or permanent prohibitions on our activities, which could cause our earnings or stock price to decline

Our business is subject to extensive regulation in the United States and certain of our activities are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. Recently, the Securities and Exchange Commission (SEC) and other governmental agencies have been investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been passed in Congress, the effect of which will further regulate the mutual fund industry and impose additional compliance obligations, and costs for fulfilling such obligations, on us. Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of our engagement in certain activities, reputational harm, suspensions of our personnel or revocation of their licenses, suspension or termination of our investment adviser or broker-dealer registrations, or other sanctions, which could cause our earnings or stock price to decline.

Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended (the Investment Advisers Act), and our mutual funds are registered with the SEC under the Investment Company Act of 1940, as amended (the Investment Company Act). The Investment Advisers Act imposes numerous obligations and fiduciary duties on registered investment advisers including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on investment advisers to registered investment companies. The failure of one of our subsidiaries to comply with the Investment Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts, including censure, termination of an investment adviser’s registration, or prohibition to serve as adviser to SEC-registered funds and could lead to litigation by investors in those funds or harm to our reputation, any of which could cause our earnings or stock price to decline.

Failure to maintain our technological advantage could lead to a loss of clients and a decline in our revenues

A key element to our continued success is our ability to maintain our technological advantage both in terms of operational efficiency and in providing the sophisticated risk analytics incorporated into our operating systems that support our investment advisory and BlackRock Solutions clients. Moreover, our technological advantage is dependent on a number of third parties who provide various types of data to us. The failure of these third parties to provide such data could result in operational difficulties and adversely impact our ability to provide services to our BlackRock Solutions clients. There can be no assurance that we will be able to maintain this technological advantage or be able to effectively protect and enforce our intellectual property rights in these systems and processes.

Loss of significant separate accounts would decrease our revenues

We had approximately 480 separate account clients on December 31, 2004, of which the ten largest (excluding alternative investment products and BlackRock Solutions clients) generated approximately 8% of our total revenues as of December 31, 2004. Our clients may terminate investment management contracts or withdraw funds on short notice. A change of control of BlackRock or PNC may also require re-approval by registered investment companies of their investment management contracts with us. Loss of any of these accounts would reduce our revenues. We have, from time to time, lost separate accounts because of corporate mergers and restructurings, and in the future we could lose accounts under these or other circumstances, such as adverse market conditions or poor performance.

Item 1.	BUSINESS (continued)

Risks Related to Our Business (continued)

Concentration of PNC-related assets in total assets under management could result in loss of revenue if the PNC-related assets are withdrawn by PNC or PNC-related accounts

Approximately 9% ($30.2 billion at December 31, 2004) of our assets under management are assets related to PNC. PNC or PNC-related accounts generated $64.5 million, or 9%, of our total revenue for the year ended December 31, 2004. PNC or PNC-related accounts may withdraw these assets at any time and we may not be able to replace them. In addition, we may not be successful in increasing sales through PNC channels and PNC may determine not to continue using or making available our products. During the year ended December 31, 2004, we incurred $18.3 million of fund administration and servicing costs paid to PNC (3% of total expense) on PNC-related assets.

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

Performance fees may increase earnings volatility, which could decrease our stock price

A portion of our revenues are derived from performance fees on some investment and risk management advisory assignments. In most cases, performance fees are based on investment returns, although in some cases they are based on achieving specific service standards. Generally, we are entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If we do not exceed these targets, we will not generate performance fees for that period and, if targets are based on cumulative returns, we may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns, causing our earnings to be more volatile than if we did not manage assets on a performance fee basis. The volatility in our earnings may decrease our stock price. Performance fees represented 6% of our total revenue for the year ended December 31, 2004.

Our corporate or acquisition strategies may decrease our earnings and harm our competitive position

We employ a variety of strategies intended to enhance our earnings and expand our product offerings to improve our profit margins. These strategies have included smaller-sized lift-outs of investment teams and acquisitions of investment management businesses. In general, our strategies may not be effective and failure to successfully develop and implement our strategies may decrease our earnings and harm our competitive position in the investment management industry. In the event we pursue meaningful acquisitions, we may not be able to find suitable businesses to acquire at acceptable prices and we may not be able to successfully integrate or realize the intended benefits from this acquisition.

The expected benefits of our recent acquisition of SSR may not be realized

We acquired SSR from MetLife, Inc. on January 31, 2005. We cannot assure you that SSR will be successfully combined into BlackRock. If we cannot successfully integrate these operations, our business could be materially adversely affected. The acquisition involves combining two companies that have previously operated separately into one unified company. The combination of BlackRock with SSR involves a number of risks, including:

•	the diversion of management’s attention to combine operations;

•	declines in investment performance due to loss of key personnel or other reasons;

•	difficulties in the combination of operations and systems;

Item 1.	BUSINESS (continued)

Risks Related to Our Business (continued)

•	difficulties in the assimilation and retention of employees;

•	challenges in keeping existing clients and obtaining new clients, including potential conflicts of interest; and

•	challenges in attracting and retaining qualified personnel.

Because of difficulties in combining operations, we may not be able to realize the revenue growth and other benefits that we hope to achieve from the acquisition. In addition, we may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of our business and services.

Failure to develop effective business resiliency plans could disrupt operations and cause financial losses, which could decrease our stock price

We are dependent on the availability of our personnel, our office facilities and the proper functioning of our computer and telecommunications systems. A disaster, such as water damage, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in our stock price.

Failure to implement effective information security policies, procedures and capabilities could disrupt operations and cause financial losses that could result in a decrease in our earnings or stock price

We are dependent on the effectiveness of our information security policies, procedures and capabilities to protect our computer and telecommunications systems, and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack or a virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt our business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against us and loss of revenues due to client terminations, both of which could cause our earnings or stock price to decline

When clients retain us to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that we are required to observe in the provision of our services. A failure to comply with these guidelines or contractual requirements could result in damage to our reputation or to the client seeking to recover losses from us, reducing its assets under investment or risk management, or terminating its contract with us, any of which could cause our earnings or stock price to decline.

We have become subject to an increased risk of asset volatility from changes in the global financial and equity markets

We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets due to the continuing threat of terrorism and the recent reports of accounting irregularities at certain public companies. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenue and income.

Item 1.	BUSINESS (continued)

Risks Related to Our Business (continued)

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

Risks Related to Our Affiliation with PNC

Our largest stockholder, PNC, controls a majority of the outstanding voting power of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting while PNC remains the majority stockholder.

Four of our 13 directors are directors and/or executive officers of PNC and, as of December 31, 2004, PNC indirectly owned approximately 71% of our outstanding common stock, representing approximately 84% of the combined voting power of all of our classes of voting stock. As long as PNC owns a majority of the voting power of our common stock, PNC will be able to elect our entire board of directors and to remove any director, with or without cause, and generally to determine the outcome of all corporate actions requiring stockholder approval. Additionally, our amended and restated bylaws provide that, subject to applicable law and rules of the New York Stock Exchange (“NYSE”), prior to the date on which PNC or another person beneficially owns less than a majority of the voting power of our common stock, a majority of all directors on the committees of our board of directors will be designated by PNC or such other person. As a result, subject to the power of executive management to manage our day-to-day operations, PNC will be in a position to continue to control all matters affecting us, including:

•	the composition of our board of directors and, through it, any determination with respect to our direction and policies, including the appointment and removal of officers;

•	any determination with respect to mergers or other business combinations involving us;

•	the acquisition or disposition of assets by us;

•	future issuances of our common stock or other securities;

•	the incurrence of debt by us;

•	amendments, waivers and modifications to our agreements, including those with PNC;

•	the payment of dividends on our common stock; and

•	determinations with respect to the treatment of items in our tax returns that are consolidated or combined with PNC’s tax returns.

Item 1.	BUSINESS (continued)

Risks Related to Our Affiliation with PNC (continued)

Banking regulation of PNC and BlackRock limits our activities and the types of businesses in which we may engage

Effective January 18, 2005, PNC’s ownership in BlackRock was transferred to PNC Bancorp, Inc. The transfer was effected primarily to give BlackRock more operating flexibility, particularly in anticipation of its acquisition of SSR. Because PNC is a bank holding company and we are a subsidiary of PNC, we are subject to general banking regulations that limit our activities and the types of businesses in which we may engage. Banking regulations may cause us to be at a competitive disadvantage because most of our competitors are not subject to these limitations. As a PNC subsidiary, we are subject to the supervision, regulation, and examination of the Board of Governors of the Federal Reserve System (“FRB”). We are also subject to the broad enforcement authority of the FRB, including the FRB’s power to prohibit us from engaging in any activity that, in the FRB’s opinion, constitutes an unsafe or unsound practice in conducting its business. The FRB may also impose substantial fines and other penalties for violations of banking regulations applicable to us.

We could lose existing executive and senior management and investment contracts if there is a change of control of PNC or BlackRock

Upon a change of control of PNC or BlackRock, PNC, BlackRock, or any successor to PNC or BlackRock, may be required to offer to purchase all our capital stock held by our employee stockholders and by public stockholders. Upon a change of control of PNC or BlackRock, our existing management may leave and new management could be appointed. In addition, in the event of such a change of control of PNC or BlackRock, the boards of registered investment companies will have to approve our investment management contracts. Moreover, our advisory clients must consent to such change of control or terminate their agreements with us.

The foregoing risks are not exhaustive and new risks may emerge that affect BlackRock’s businesses. It is impossible for management to predict such future risks, and therefore, forward-looking statements should not be relied upon as a prediction of future results.

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

Employees

At December 31, 2004, BlackRock had 1,020 full-time professionals, including 163 professionals in the portfolio management group, 327 professionals in BlackRock Solutions, 228 professionals in the separate account and funds marketing and client service areas and 302 professionals in executive, administrative and support functions.

Item 1.	BUSINESS (continued)

Regulation

Virtually all aspects of BlackRock’s business are subject to various federal and state laws and regulations, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, stockholders of registered investment companies, PNC’s bank subsidiaries and bank customers of PNC Bank, National Association (PNC Bank). Under these laws and regulations, agencies that regulate investment advisers and banks and their subsidiaries, such as BlackRock and its subsidiaries, have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

BlackRock’s subsidiaries are subject to regulation, primarily at the federal level, by the SEC, the Department of Labor, Comptroller of the Currency (OCC), FRB, the Financial Services Authority, the Commodity Futures Trading Commission (CFTC) and other regulatory bodies.

The Investment Advisers Act imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping requirements, operational requirements, marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as detailed operational requirements, on investment advisers, such as BlackRock, to registered investment companies and other managed accounts. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations.

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

Two of BlackRock’s subsidiaries are registered as commodity pool operators with the CFTC and the National Futures Association (NFA) and one of those subsidiaries is also registered as a commodity trading advisor. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments in which certain BlackRock clients may invest. Two of BlackRock’s other subsidiaries are registered with the SEC as broker-dealers and are member-firms of the National Association of Securities Dealers, Inc. (NASD). Each broker-dealer’s respective NASD membership agreement limits its permitted activities to the sale of investment company securities and certain private placements of securities, and in the case of BlackRock Investments, Inc., certain investment banking and financial consulting activities. Although both broker-dealers have limited business activities, they are both subject to the customer dealing, reporting and other requirements of the NASD, as well as the net capital and other requirements of the SEC.

BlackRock’s international operations are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. As BlackRock has expanded its international business, various of its subsidiaries and international operations have become subject to regulatory systems comparable to those affecting its operations in the United States. BlackRock’s international subsidiaries are subject to periodic examination by these regulatory agencies and have developed comprehensive compliance systems in order to satisfy applicable regulatory requirements. The failure to comply with the applicable regulatory frameworks could have a material adverse effect on BlackRock.

Item 1.	BUSINESS (continued)

Regulation (continued)

PNC is a bank holding company and, as discussed below, is also a “financial holding company” regulated by the FRB. As a subsidiary of PNC, BlackRock is subject to most banking laws, regulations, and orders that are applicable to PNC, and therefore to the supervision, regulation, and examination of the FRB, as well as the SEC. The FRB also has broad enforcement authority over PNC and its subsidiaries, including the power to prohibit PNC or any subsidiary from engaging in any activity that, in the FRB’s opinion, constitutes an unsafe or unsound practice in conducting its business, and to impose substantial fines and other penalties. Supervision and regulation of PNC and its subsidiaries are intended primarily for the protection of PNC Bank, depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (FDIC), and the banking system as a whole, not for the protection of stockholders or creditors of national banks or their subsidiaries.

Because BlackRock is a subsidiary of PNC, a regulated financial services firm, PNC’s relationships and good standing with its regulators are important to the conduct of our business. The FRB, SEC, and other domestic and foreign regulators have broad enforcement powers, and powers to approve, deny, or refuse to act upon applications or notices of PNC or its subsidiaries to conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, PNC and its bank subsidiaries are subject to examination by various regulators, which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of our businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liabilities, and various other factors. An examination downgrade by any of the federal bank regulators of PNC or its subsidiaries potentially can result in the imposition of limitations on certain of our activities and on our growth.

As a subsidiary of PNC, BlackRock may not conduct new activities, establish a subsidiary, or acquire the stock or assets of another company unless the activity, subsidiary, stock or assets involve a business authorized for a financial holding company. Under the provisions of the Bank Holding Company Act, a nonbank subsidiary of a financial holding company may engage in insurance underwriting, insurance investment and merchant banking activities, as well as permissible financial activities, including investment management. With respect to most non-U.S. activities or investments, BlackRock must provide notice to, and/or obtain the approval of the FRB. The FRB will approve only those activities that are usual in connection with the transaction of the business of banking or other financial operations outside of the United States. Investment management firms with which BlackRock competes commonly invest in investment companies and private investment funds to which they provide services. BlackRock may invest in investment companies and private investment funds to which it provides advisory, administrative or other services, to the extent consistent with applicable law and regulatory interpretations, including applicable banking laws. BlackRock’s current domestic and overseas activities are, permissible for a financial holding company.

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

Under federal law, PNC Bank and its subsidiaries generally may not engage in transactions with PNC or its non-bank subsidiaries, except on terms and under circumstances that are substantially the same as those prevailing for comparable transactions involving non-affiliated companies, or, in the absence of comparable transactions, that in good faith would be offered to or would apply to non-affiliated companies.

Item 1.	BUSINESS (continued)

Regulation (continued)

In addition, certain transactions, including loans and other extensions of credit, guarantees, investments, and asset purchases between PNC Bank and its subsidiaries, on the one hand, and PNC and its non-bank subsidiaries, including BlackRock, on the other hand, are limited to 10% of PNC Bank’s capital and loan loss reserve allowance for transactions with a single company and to 20% of PNC Bank’s capital and loan loss reserve allowance for aggregate transactions with PNC and all its nonbank subsidiaries and other affiliates. In certain circumstances, federal regulatory authorities may impose more restrictive limitations. Such extensions of credit, with limited exceptions, must be fully collateralized. These affiliate transaction restrictions also apply in some cases to loans or other transactions between PNC Bank, on the one hand, and investment funds advised by BlackRock, on the other.

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

PNC’s bank subsidiaries are subject to “cross-guarantee” provisions under federal law, which provide that if one of these banks or thrifts fails or requires FDIC assistance, the FDIC may assess a “commonly controlled” bank or thrift, such as PNC Bank, for the estimated losses suffered by the FDIC. The FDIC’s claim is superior to the claims of affiliates, such as BlackRock, and of shareholders of the banks. At December 31, 2004, both of PNC’s bank subsidiaries exceeded the required ratios for classification as “well capitalized” under statutory and regulatory standards.

BlackRock is subject to the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain financial institutions. The Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. BlackRock has established policies and procedures designed to ensure compliance with the Act and the related regulations.

Item 1.	BUSINESS (continued)

Regulation (continued)

Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of BlackRock. The profitability of BlackRock could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In addition, the SEC and other governmental agencies have recently been investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been passed in Congress, the effect of which will further regulate the mutual fund industry and impose additional compliance obligations, and costs for fulfilling such obligations, on BlackRock.

The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the above discussion is general in nature and does not purport to be complete.

Available Information

BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. BlackRock makes available free-of-charge, on or through its website at http://www.blackrock.com, BlackRock’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to those reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also makes available on its website the charters for the Audit, Compensation, and Nominating Committees of the Board of Directors, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Further, BlackRock will provide, without charge upon written request, a copy of BlackRock’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as well as the committee charters, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Requests for copies should be addressed to Investor Relations, BlackRock, Inc., 40 East 52nd Street, New York, New York 10022. You may also read and copy any document BlackRock files at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 2.	PROPERTIES

BlackRock’s principal office, which is leased, is located at 40 East 52nd Street, New York, New York. BlackRock also leases office space in New York City at 345 Park Avenue and 55 East 52nd Street, as well as in Boston, Edinburgh, Hong Kong, San Francisco, Morristown, Singapore, Sydney and Tokyo and owns an 84,500 square foot office building in Wilmington.

Item 3.	LEGAL PROCEEDINGS

As previously disclosed, BlackRock has received subpoenas from various federal and state governmental and regulatory authorities and various information requests from the SEC in connection with industry-wide investigations of mutual fund matters. BlackRock is continuing to cooperate fully in these matters.

Item 3.	LEGAL PROCEEDINGS (continued)

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of BlackRock’s security holders during the fourth quarter of the year ended December 31, 2004.

Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BlackRock’s class A common stock is listed on the NYSE and is traded under the symbol “BLK.” BlackRock’s class B common stock is not included for listing or quotation on any established market. At the close of business on January 31, 2005, there were 391 class A common stockholders of record and 43 class B common stockholders of record.

The following table sets forth for the periods indicated the high and low reported sale prices and dividends paid per share for the class A common stock as reported on the NYSE:

	Stock Price Ranges		Close	Dividends Paid
	High	Low
2004
First Quarter	$62.34	$53.03	$61.17	$0.25
Second Quarter	$66.93	$57.80	$63.83	$0.25
Third Quarter	$76.00	$60.66	$73.49	$0.25
Fourth Quarter	$78.24	$68.83	$77.26	$0.25

2003
First Quarter	$45.40	$39.58	$43.54	—
Second Quarter	$48.56	$43.20	$45.04	—
Third Quarter	$52.35	$43.60	$49.00	$0.20
Fourth Quarter	$53.63	$48.73	$53.11	$0.20

Dividends

The declaration and payment of dividends by BlackRock are subject to the discretion of our Board of Directors. BlackRock is a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. The Board of Directors will determine future dividend policy based on our results of operations, financial condition, capital requirements and other circumstances. In addition, because BlackRock is a consolidated subsidiary of PNC, federal restrictions on payments of dividends by PNC may apply to us (see “Business-Regulation” in Item 1 above).

Issuer Purchases of Equity Securities

During the three months ended December 31, 2004, the Company made the following purchases of its equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities (continued)

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2004 through October 31, 2004	110,600		$70.29	110,600	1,084,625
November 1, 2004 through November 30, 2004	1,800		$73.00	1,800	1,082,825
December 1, 2004 through December 31, 2004	15,053	[2]	$76.93	—	1,082,825

Total	127,453		$71.11	112,400

[1]	On January 21, 2004, the Company announced a two million share repurchase program with no stated expiration date. The Company is currently authorized to repurchase approximately 1.1 million shares under this repurchase program.

[2]	Represents purchases made by the Company to satisfy income tax withholding obligations of certain employees.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing. The data reflects certain reclassifications to conform with the current year’s presentation.

	Year ended December 31,
(Dollar amounts in thousands, except per share data)	2004	2003	2002	2001	2000
Income statement data
Revenue
Investment advisory and administration fees:
Mutual funds	$220,949	$206,136	$212,214	$217,361	$229,259
Separate accounts	412,674	322,556	306,951	278,126	223,521

Total advisory and administration fees	633,623	528,692	519,165	495,487	452,780
Other income	91,688	69,520	57,812	37,657	24,092

Total revenue	725,311	598,212	576,977	533,144	476,872

Expense
Employee compensation and benefits	287,139	228,905	230,634	215,118	189,684
Long-Term Retention and Incentive Plan	103,999	—	—	—	—
Fund administration and servicing costs	32,593	32,773	41,779	60,829	75,686
General and administration	128,738	107,333	88,601	76,567	58,311
Amortization of intangible assets (1)	947	925	824	10,454	10,153
Impairment of intangible assets	6,097	—	—	—	—

Total expense	559,513	369,936	361,838	362,968	333,834

Operating income	165,798	228,276	215,139	170,176	143,038

Non-operating income (expense)
Investment income	35,475	23,346	9,492	11,576	7,734
Interest expense	(835)	(720)	(683)	(761)	(855)

	34,640	22,626	8,809	10,815	6,879

Income before income taxes and minority interest	200,438	250,902	223,948	180,991	149,917
Income taxes	52,264	95,247	90,699	73,557	62,556

Income before minority interest	148,174	155,655	133,249	107,434	87,361
Minority interest	5,033	253	—	—	—

Net income	$143,141	$155,402	$133,249	$107,434	$87,361

Per share data
Basic earnings	$2.25	$2.40	$2.06	$1.67	$1.37
Diluted earnings	2.17	2.36	2.04	1.65	1.35
Book value (2)	12.07	11.13	9.78	7.54	5.75
Market value (2)	77.26	53.11	39.40	41.70	42.00
Cash dividends declared per common share	1.00	0.40	N/A	N/A	N/A

Item 6.	SELECTED FINANCIAL DATA (continued)

	Year ended December 31,
(Dollar amounts in thousands)	2004	2003	2002	2001	2000
Balance sheet data
Cash and cash equivalents	$457,673	$315,941	$255,234	$186,451	$192,590
Investments	227,497	234,923	210,559	139,126	13,316
Intangible assets, net	184,110	192,079	182,827	181,688	192,142
Other assets	275,955	224,280	215,568	177,213	138,955
Total assets	1,145,235	967,223	864,188	684,478	537,003
Total liabilities	376,883	253,915	229,534	198,361	168,762
Stockholders’ equity	768,352	713,308	634,654	486,117	368,241

Other financial data (unaudited)
Assets under management (Dollar amounts in millions)

Separate accounts:
Fixed income	$216,070	$190,432	$156,574	$119,488	$103,561
Cash Management	7,360	5,855	5,491	6,831	6,495
Securities lending	6,898	9,925	6,433	10,781	11,501
Equity	9,397	9,443	9,736	9,577	8,716
Alternative investment products	8,202	6,934	5,279	5,309	3,470

Subtotal	247,927	222,589	183,513	151,986	133,743

Mutual funds:
Fixed income	24,639	23,924	19,012	15,754	13,317
Cash Management	63,799	58,565	66,588	62,141	43,190
Equity	5,395	4,278	3,728	8,703	13,519

Subtotal	93,833	86,767	89,328	86,598	70,026

Total	$341,760	$309,356	$272,841	$238,584	$203,769

(1)	Amortization of intangible assets decreased due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2003.

(2)	As of December 31 of the respective year ended.

N/A — Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $341.8 billion of assets under management at December 31, 2004. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, cash management and alternative investment separate accounts and mutual funds, including BlackRock Funds and BlackRock Liquidity Funds (formerly BlackRock Provident Institutional Funds). In addition, BlackRock provides risk management, investment analytics and enterprise investment system services and products to institutional investors under the BlackRock Solutions name. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (PNC), one of the largest diversified financial services organizations in the U.S. providing regional community banking; wholesale banking, including corporate banking; real estate finance and asset-based lending; wealth management; asset management and global fund processing services. As of December 31, 2004, PNC indirectly owned approximately 71% of BlackRock.

The following table summarizes BlackRock’s operating performance for the years ended December 31, 2004, 2003 and 2002:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data or otherwise stated)

	Year ended December 31,			Variance vs.
				2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	Amount	%	Amount	%
Total revenue	$725,311	$598,212	$576,977	$127,099	21%	$21,235	4%
Total expense	$559,513	$369,936	$361,838	$189,577	51%	$8,098	2%
Operating income	$165,798	$228,276	$215,139	($62,478)	(27%)	$13,137	6%
Net income	$143,141	$155,402	$133,249	($12,261)	(8%)	$22,153	17%
Diluted earnings per share	$2.17	$2.36	$2.04	($0.19)	(8%)	$0.32	16%
Diluted earnings per share, as adjusted (a)	$2.70	$2.36	$2.04	$0.34	14%	$0.32	16%
Average diluted shares outstanding	65,960,473	65,860,368	65,307,548	100,105	0%	552,820	1%
Operating margin, GAAP basis	22.9%	38.2%	37.3%
Operating margin, as adjusted (b)	36.9%	40.9%	41.8%

Assets under management (Dollar amounts in millions)	$341,760	$309,356	$272,841	$32,404	10%	$36,515	13%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BlackRock, Inc.

Financial Highlights (continued)

Notes to table

(a) Diluted earnings per share, as adjusted, has been derived from the Company’s consolidated financial statements, as follows:

	Year ended December 31,
	2004	2003	2002
Net income, GAAP basis	$143,141	$155,402	$133,249
Non GAAP adjustments, net of tax:
PNC’s LTIP funding requirement	53,673	—	—
Professional fees associated with SSR acquisition	635	—	—
Sale of equity interest in Trepp LLC	(1,572)	—	—
Release of reserves related to New York State and New York City tax audits	(18,064)	—	—

Net income, as adjusted	177,813	155,402	133,249

Diluted weighted average shares outstanding	65,960,473	65,860,368	65,307,548

Diluted earnings per share, GAAP basis	$2.17	$2.36	$2.04

Diluted earnings per share, as adjusted	$2.70	$2.36	$2.04

Management believes that earnings per diluted share, as adjusted, is an effective indicator of the Company’s profitability and financial performance over time. The LTIP expense associated with awards to be met by PNC’s funding requirement has been excluded from earnings per diluted share, as adjusted, because, exclusive of the impact related to LTIP participants’ put options, these non-cash charges will not impact BlackRock’s book value. The remaining items, which have been deemed non-recurring by management, have been excluded from earnings per diluted share, as adjusted, to help ensure the comparability of this information to prior reporting periods.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BlackRock, Inc.

Financial Highlights (continued)

Notes to table (continued)

(b)	Operating income, adjusted for LTIP expense and appreciation (depreciation) on Rabbi Trust assets, divided by total revenue less fund administration and servicing costs. Computations for all periods presented include affiliated and non-affiliated fund administration and servicing expense reported as a separate income statement line item and are derived from the Company’s consolidated financial statements, as follows:

	Year ended
	2004	2003	2002
Operating income, GAAP basis	$165,798	$228,276	$215,139
Add back: LTIP expense	103,999	—	—
Less: BlackRock’s LTIP funding requirement	(18,892)	—	—
Add back: Appreciation (depreciation) on Rabbi trust assets	4,479	3,141	(1,410)

Operating income, as adjusted	255,384	231,417	213,729

Revenue, GAAP basis	725,311	598,212	576,977
Less: fund administration and servicing costs	(32,593)	(32,773)	(41,779)

Revenue used for operating margin measurement	692,718	565,439	535,198

Operating margin, GAAP basis	22.9%	38.2%	37.3%

Operating margin, as reported	36.9%	40.9%	39.9%

We believe that operating margin, as reported, is an effective indicator of management’s ability to effectively employ the Company’s resources. Appreciation on Rabbi trust assets related to the Company’s deferred compensation plans has been excluded because investment performance of these assets has a nominal impact on net income. Fund administration and servicing costs have been excluded from operating margin because these costs fluctuate based on the discretion of a third party.

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

BlackRock provides a variety of risk management, investment analytics and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based on a number of factors including predetermined percentages of the market value of assets subject to the services and the number of individual investment accounts, or on fixed monthly or quarterly payments. The fees earned on risk management, investment and investment system assignments are recorded as other income.

Operating expense consists of employee compensation and benefits, Long-Term Retention and Incentive Plan expense, fund administration and servicing costs, general and administration expense, amortization of intangible assets and impairment of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation and related benefit costs. Long-Term Retention and Incentive Plan expense reflects expenses recognized for awards granted to employees under the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (“LTIP”), for which the Company’s management has determined that full vesting is probable, and related payroll taxes. Fund administration and servicing costs reflect payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in the BlackRock Funds and BlackRock Closed-end Funds. Intangible assets at December 31, 2004 and 2003 were approximately $184.1 million and approximately $192.1 million, respectively, with amortization expense of approximately $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The impairment of intangible assets recognized during the year ended December 31, 2004 represents a write-off of an acquired management contract due to the resignation of the respective funds’ portfolio manager and the Company’s liquidation of the funds. Intangible assets primarily reflect PNC’s acquisition of BlackRock Financial Management, L.P. (BFM) on February 28, 1995 and a management contract acquired in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (Anthracite), a BlackRock managed REIT, on May 15, 2000.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management

Assets under management (“AUM”) increased approximately $32.4 billion, or 10%, to $341.8 billion at December 31, 2004, compared with $309.4 billion at December 31, 2003. The growth in AUM was attributable to an increase of $25.3 billion, or 11%, in separate accounts and an increase of $7.1 billion, or 8%, in mutual fund assets.

The increase in separate accounts at December 31, 2004, as compared with December 31, 2003, was the result of net subscriptions of $12.9 billion and market appreciation of $12.4 billion. Net subscriptions were primarily attributable to fixed income sales, increased cash management assets and new alternative investment product issuance, which totaled $14.8 billion, $1.5 billion and $1.3 billion, respectively. Separate account fundings were partially offset by net redemptions in cash management-securities lending and equity separate accounts of $3.1 billion and $1.6 billion, respectively. The rise in fixed income separate account assets was attributable to new client sales and increased fundings from existing clients. The increase in cash management assets represents enhanced institutional marketing efforts and strong investment performance. Net subscriptions in alternative investment products relate primarily to the launch of a fixed income absolute return product during June 2004, which resulted in net new business of $1.1 billion during the year ended December 31, 2004. Net redemptions of equity accounts primarily reflected outflows in the Company’s international equity products during the period as a result of weak relative investment performance in 2003, which substantially stabilized in the second half of 2004. Market appreciation of $12.4 billion in separate accounts largely reflected appreciation earned on fixed income assets of $10.8 billion due to current income and market interest rate movements and market appreciation in equity assets of $1.6 billion as equity markets improved during the period.

The $7.1 billion increase in mutual fund assets since December 31, 2003 primarily reflected net subscriptions of $6.7 billion. During the year, net subscriptions in the BlackRock Liquidity Funds, BlackRock Closed-end Funds and other commingled funds totaled $5.6 billion, $1.5 billion and $1.3 billion, respectively, which were partially offset by net redemptions in the BlackRock Funds of $2.0 billion. Net new business in the BlackRock Liquidity Funds is primarily due to $11.4 billion of net subscriptions during the fourth quarter of 2004 primarily driven by strong relative investment performance, partially offset by outflows attributable to increases in the Federal Funds rate which results in a temporary yield advantage for direct investments in the money markets versus mutual funds. The increase in AUM of the BlackRock Closed-End Funds reflects new funds launched during 2004, partially offset by a term trust maturity of $0.4 billion. Net subscriptions in other commingled funds resulted from the successful launch of BlackRock Cash Strategies, LLC, an enhanced-yield cash management product, during 2004. The decline in BlackRock Funds AUM was attributable to a decision by PNC’s wealth management business to transfer approximately $2 billion of assets to the BlackRock Liquidity Funds.

AUM in the fourth quarter of 2004 increased $18.3 billion, or 6%, as compared to the third quarter of 2004, representing $12.7 billion in net subscriptions and $5.6 billion in market appreciation. The $12.7 billion in net subscriptions during the period primarily reflected $11.3 billion in BlackRock Liquidity Funds net subscriptions, $1.1 billion in AUM raised through BlackRock Cash Strategies, LLC, fixed income separate account net subscriptions of $1.1 billion and a $0.7 billion increase in alternative investment product AUM primarily associated with the launches of a new collateralized debt obligation and a real estate mezzanine debt fund during the quarter. Asset inflows during the period were partially offset by $1.7 billion of net redemptions in cash management-securities lending separate accounts. Market appreciation of $5.2 billion in separate accounts largely reflected appreciation earned on fixed income assets of $3.9 billion due to current income and market interest rate movements and market appreciation in equity assets of $1.2 billion as equity markets improved during the period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

	Year ended December 31,			Variance vs.
(Dollar amounts in millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
All Accounts
Fixed income	$240,709	$214,356	$175,586	12.3%	22.1%
Cash management	78,057	74,345	78,512	5.0	(5.3)
Equity	14,792	13,721	13,464	7.8	1.9
Alternative investment products	8,202	6,934	5,279	18.3	31.4

Total	$341,760	$309,356	$272,841	10.5%	13.4%

Separate Accounts
Fixed income	$216,070	$190,432	$156,574	13.5%	21.6%
Cash management	7,360	5,855	5,491	25.7	6.6
Cash management-Securities lending	6,898	9,925	6,433	(30.5)	54.3
Equity	9,397	9,443	9,736	(0.5)	(3.0)
Alternative investment products	8,202	6,934	5,279	18.3	31.4

Subtotal	247,927	222,589	183,513	11.4	21.3

Mutual Funds
Fixed income	24,639	23,924	19,012	3.0	25.8
Cash management	63,799	58,565	66,588	8.9	(12.0)
Equity	5,395	4,278	3,728	26.1	14.8

Subtotal	93,833	86,767	89,328	8.1	(2.9)

Total	$341,760	$309,356	$272,841	10.5%	13.4%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the years ended December 31, 2004, 2003 and 2002. The data reflects certain reclassifications to conform with the current year’s presentation.

For the years ended December 31, 2004, 2003 and 2002, net subscriptions were $19.6 billion, $22.5 billion and $25.4 billion, respectively, and accounted for 61%, 62% and 74%, respectively, of the total increase in assets under management.

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2004	2003	2002
All Accounts
Beginning assets under management	$309,356	$272,841	$238,584
Net subscriptions	19,624	22,468	25,378
Market appreciation	12,780	14,047	8,879

Ending assets under management	$341,760	$309,356	$272,841

% of Change in AUM from net subscriptions	60.6%	61.5%	74.1%

Separate Accounts
Beginning assets under management	$222,589	$183,513	$151,986
Net subscriptions	12,918	26,540	21,322
Market appreciation	12,420	12,536	10,205

Ending assets under management	247,927	222,589	183,513

Mutual Funds
Beginning assets under management	86,767	89,328	86,598
Net subscriptions (redemptions)	6,706	(4,072)	4,056
Market appreciation (depreciation)	360	1,511	(1,326)

Ending assets under management	93,833	86,767	89,328

Total	$341,760	$309,356	$272,841

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2004	2003	2002
Separate Accounts
Fixed Income
Beginning assets under management	$190,432	$156,574	$119,488
Net subscriptions	14,828	24,113	24,443
Market appreciation	10,810	9,745	12,643

Ending assets under management	216,070	190,432	156,574

Cash Management
Beginning assets under management	5,855	5,491	6,831
Net subscriptions (redemptions)	1,462	327	(1,365)
Market appreciation	43	37	25

Ending assets under management	7,360	5,855	5,491

Cash Management-Securities lending
Beginning assets under management	9,925	6,433	10,781
Net subscriptions (redemptions)	(3,027)	3,492	(4,348)

Ending assets under management	6,898	9,925	6,433

Equity
Beginning assets under management	9,443	9,736	9,577
Net subscriptions (redemptions)	(1,596)	(2,920)	2,269
Market appreciation (depreciation)	1,550	2,627	(2,110)

Ending assets under management	9,397	9,443	9,736

Alternative investment products
Beginning assets under management	6,934	5,279	5,309
Net subscriptions	1,251	1,528	323
Market appreciation (depreciation)	17	127	(353)

Ending assets under management	8,202	6,934	5,279

Total Separate Accounts
Beginning assets under management	222,589	183,513	151,986
Net subscriptions	12,918	26,540	21,322
Market appreciation	12,420	12,536	10,205

Ending assets under management	$247,927	$222,589	$183,513

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
	2004	2003	2002
(Dollar amounts in millions)
Mutual Funds
Fixed Income
Beginning assets under management	$23,924	$19,012	$15,754
Net subscriptions	801	4,295	2,836
Market appreciation (depreciation)	(86)	617	422

Ending assets under management	24,639	23,924	19,012

Cash Management
Beginning assets under management	58,565	66,588	62,141
Net subscriptions (redemptions)	5,241	(8,035)	4,443
Market appreciation (depreciation)	(7)	12	4

Ending assets under management	63,799	58,565	66,588

Equity
Beginning assets under management	4,278	3,728	8,703
Net subscriptions (redemptions)	664	(332)	(3,223)
Market appreciation (depreciation)	453	882	(1,752)

Ending assets under management	5,395	4,278	3,728

Total Mutual Funds
Beginning assets under management	86,767	89,328	86,598
Net subscriptions (redemptions)	6,706	(4,072)	4,056
Market appreciation (depreciation)	360	1,511	(1,326)

Ending assets under management	$93,833	$86,767	$89,328

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
	2004	2003	2002
(Dollar amounts in millions)
Mutual Funds
BlackRock Funds
Beginning assets under management	$18,354	$18,115	$24,195
Net redemptions	(2,014)	(523)	(4,533)
Market appreciation (depreciation)	365	762	(1,547)

Ending assets under management	16,705	18,354	18,115

BlackRock Global Series
Beginning assets under management	838	211	149
Net subscriptions	318	521	48
Market appreciation	67	106	14

Ending assets under management	1,223	838	211

BlackRock Liquidity Funds
Beginning assets under management	52,870	59,576	53,167
Net subscriptions (redemptions)	5,591	(6,706)	6,409
Market depreciation	(8)	—	—

Ending assets under management	58,453	52,870	59,576

Closed End
Beginning assets under management	13,961	10,771	8,512
Net subscriptions	1,513	2,547	2,052
Market appreciation (depreciation)	(64)	643	207

Ending assets under management	15,410	13,961	10,771

Other Commingled Funds
Beginning assets under management	744	655	575
Net subscriptions	1,298	89	80

Ending assets under management	2,042	744	655

Total Mutual Funds
Beginning assets under management	86,767	89,328	86,598
Net subscriptions (redemptions)	6,706	(4,072)	4,056
Market appreciation (depreciation)	360	1,511	(1,326)

Ending assets under management	$93,833	$86,767	$89,328

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2004 as compared with the year ended December 31, 2003.

Revenue

Total revenue for the year ended December 31, 2004 increased $127.1 million, or 21%, to $725.3 million compared to $598.2 million during the year ended December 31, 2003. Investment advisory and administration fees increased $104.9 million, or 20%. The increase in investment advisory and administration fees resulted from increases in separate account revenue of $90.1 million, or 28%, and mutual fund revenue of $14.8 million, or 7%. Other income increased $22.2 million, or 32%, primarily due to strong sales of BlackRock Solutions products and services and fees earned by the Company’s Advisory Services Group.

	Year ended December 31,		Variance
	2004	2003	Amount	%
(Dollar amounts in thousands)
Investment advisory and administration fees:
Mutual funds	$220,949	$206,136	$14,813	7.2%
Separate accounts	412,674	322,556	90,118	27.9

Total investment advisory and administration fees	633,623	528,692	104,931	19.8
Other income	91,688	69,520	22,168	31.9

Total revenue	$725,311	$598,212	$127,099	21.2%

Separate account advisory fees for the year ended December 31, 2004 increased $90.1 million, or 28%, to $412.7 million compared to $322.6 million earned during the year ended December 31, 2003. The growth in separate account advisory fees, excluding performance fees, was primarily attributable to a $25.3 billion, or 11%, increase in AUM. Separate account performance fees for the year ended December 31, 2004 increased $32.7 million to $41.6 million compared with $8.9 million during the year ended December 31, 2003 primarily due to performance fees earned on the Company’s fixed income hedge fund and real estate products.

During the year ended December 31, 2004, mutual funds revenue of $220.9 million increased $14.8 million, or 7%, compared to $206.1 million for the year ended December 31, 2003. The increase in mutual funds revenue was due to an $18.8 million, or 36%, increase in closed-end fund revenue partially offset by a decrease in fees earned from the BlackRock Liquidity Funds of $4.8 million, or 6%. Closed-end fund revenue increased during the period due to several closed-end fund launches during the year, resulting in a $1.5 billion increase in AUM. The decrease in BlackRock Liquidity Funds fees during 2004 was primarily attributable to a decrease in average assets under management of approximately $2.7 billion, reflecting multiple increases in the Federal Funds rate in 2004 which resulted in periods when yields on direct investments exceeded mutual fund returns. The Company expects AUM levels to remain volatile in this asset class as the Federal Reserve Bank continues to raise interest rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2004 as compared with the year ended December 31, 2003 (continued)

Revenue (continued)

Other income for the year ended December 31, 2004 increased $22.2 million, or 32%, primarily due to a $21.8 million, or 37%, increase in fees earned from BlackRock Solutions which totaled $80.5 million for the year ended December 31, 2004 compared to $58.7 million earned in 2003 and $3.2 million earned during 2004 by the Company’s newly-formed Advisory Services Group. The increase in BlackRock Solutions revenue during 2004 is primarily attributable to an increase in fees earned from Aladdin implementation and ongoing service bureau engagements of $19.4 million, or 52%, and mortgage portfolio advisory services of $2.7 million, or 43%. Increases in other income during 2004 were partially offset by a $2.6 million decrease in other income resulting from the Company’s consolidation of its investment in a strategic joint venture during 2004. Investment advisory fees earned from this venture’s clients, previously reported in other income, are now reflected in investment advisory and administration fees.

	Year ended December 31,		Variance
	2004	2003	Amount	%
(Dollar amounts in thousands)
Mutual funds revenue
BlackRock Funds	$70,066	$69,361	$705	1.0%
Closed-end Funds	71,443	52,685	18,758	35.6
BlackRock Liquidity Funds	78,265	83,035	(4,770)	(5.7)
Other Commingled Funds	1,175	1,055	120	11.4

Total mutual funds revenue	220,949	206,136	14,813	7.2

Separate accounts revenue
Separate accounts base fees	371,068	313,681	57,387	18.3
Separate accounts performance fees	41,606	8,875	32,731	NM

Total separate accounts revenue	412,674	322,556	90,118	27.9

Total investment advisory and administration fees	633,623	528,692	104,931	19.8

Other income	91,688	69,520	22,168	31.9

Total revenue	$725,311	$598,212	$127,099	21.2%

NM – Not meaningful

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2004 as compared with the year ended December 31, 2003. (continued)

Expense

Total expense for the year ended December 31, 2004 increased $189.6 million to $559.5 million compared to $369.9 million for the year ended December 31, 2003. The increase was primarily attributable to $104.0 million in LTIP-related charges recognized during 2004 as well as an increase of $58.2 million, or 25%, in employee compensation and benefits, an increase of $21.4 million, or 20%, in general and administration expense and the recognition of a $6.1 million impairment of an acquired management contract. Exclusive of LTIP-related charges and the impairment charge, total expense for 2004 would have increased $79.5 million, or 21%, from 2003.

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2004	2003	Amount	%
Employee compensation and benefits	$287,139	$228,905	$58,234	25.4%
Long-Term Retention and Incentive Plan	103,999	—	103,999	NM
Fund administration and servicing costs
Affiliates	18,342	26,949	(8,607)	(31.9)
Other	14,251	5,824	8,427	144.7
General and administration	128,738	107,333	21,405	19.9
Amortization of intangible assets	947	925	22	2.4
Impairment of intangible assets	6,097	—	6,097	NM

Total expense	$559,513	$369,936	$189,577	51.2%

NM – Not Meaningful

The rise in employee compensation expense reflects increased incentive compensation of $30.8 million, primarily attributable to alternative investment product incentives and operating income growth, and a $26.2 million rise in salaries and benefits largely due to higher staffing levels to support Company growth, particularly in BlackRock Solutions. General and administration expense rose during the period due to a $9.6 million, or 34%, increase in marketing and promotional expense largely related to new closed-end fund issuance and increased marketing of other products, higher professional fees of $5.2 million for legal and accounting services related to mutual fund regulatory inquiries, Sarbanes-Oxley Act compliance activities and the acquisition of SSR, a $3.1 million increase in sub advisory fees due to performance fees earned on a collateralized debt obligation and a $1.4 million increase in occupancy costs. In February 2004, the portfolio manager of certain BlackRock long-short equity hedge funds resigned from the firm. As a result, BlackRock commenced a liquidation of these hedge funds and recognized a $6.1 million impairment charge representing the carrying value of the funds’ acquired management contract. After adjusting for the benefit of a $2.7 million performance fee, the funds’ liquidation resulted in an after-tax loss of approximately $2.0 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2004 as compared with the year ended December 31, 2003. (continued)

Expense (continued)

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2004	2003	Amount	%
General and administration expense:
Marketing and promotional	$37,602	$28,052	$9,550	34.0%
Occupancy	23,407	22,033	1,374	6.2
Technology	18,835	18,544	291	1.6
Other general and administration	48,894	38,704	10,190	26.3

Total general and administration expense	$128,738	$107,333	$21,405	19.9%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2004 as compared with the year ended December 31, 2003. (continued)

Operating Income and Net Income

Operating income was $165.8 million for the year ended December 31, 2004 and includes a $104.0 million expense associated with awards granted under the LTIP. Exclusive of the LTIP expense, operating income for the year ended December 31, 2004 increased $41.5 million, or 18%, compared with $228.3 million for the year ended December 31, 2003. Non-operating income increased $12.0 million, or 53%, to $34.6 million for the year ended December 31, 2004 as compared with the year ended December 31, 2003. The increase was primarily due to the recognition of a $12.9 million gain on the Company’s sale of its interest in Trepp LLC, partially offset by decreased securities gains and reduced investment income. Income tax expense was $52.3 million and $95.2 million, representing effective tax rates of 26.1% and 38.0% for the years ended December 31, 2004 and 2003, respectively. The decline in the Company’s effective tax rate was primarily attributable to net income benefits of approximately $18.1 million, associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001 and the release of reserves allocated to the Company’s New York City tax liability due to the receipt of a favorable preliminary audit finding for the 1998-2000 tax years. Net income totaled $143.1 million for the year ended December 31, 2004 and includes the LTIP’s after tax impact of LTIP awards to be funded by a capital contribution of stock by PNC totaling $53.7 million on year-to-date earnings and a $1.6 million increase related to the Company’s sale of its interest in Trepp LLC, partially offset by $18.1 million in previously-discussed income tax benefits and the $0.6 million after tax impact of professional fees associated with the SSR acquisition recorded during year. Exclusive of these items, net income increased $22.3 million, or 14%, compared with $155.4 million for the year ended December 31, 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2003 as compared with the year ended December 31, 2002.

Revenue

Total revenue for the year ended December 31, 2003 increased $21.2 million, or 4%, to $598.2 million, compared with $577.0 million for the year ended December 31, 2002. Investment advisory and administration fees increased $9.5 million, or 2%, to $528.7 million for the year ended December 31, 2003, compared with $519.2 million for the year ended December 31, 2002. The growth in investment advisory and administration fees was primarily due to a 21% increase in separate account assets under management to $222.6 billion at December 31, 2003, partially offset by a decrease in separate accounts performance fees and a decrease in mutual fund assets under management of 3%. Other income of $69.5 million increased $11.7 million, or 20%, for the year ended December 31, 2003, compared with $57.8 million for the year ended December 31, 2002. The increase was primarily the result of increased sales in BlackRock Solutions products and services.

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2003	2002	Amount	%
Investment advisory and administration fees:
Mutual funds	$206,136	$212,214	($6,078)	(2.9%)
Separate accounts	322,556	306,951	15,605	5.1

Total investment advisory and administration fees	528,692	519,165	9,527	1.8
Other income	69,520	57,812	11,708	20.3

Total revenue	$598,212	$576,977	$21,235	3.7%

Mutual fund advisory and administration fees decreased $6.1 million, or 3%, to $206.1 million for the year ended December 31, 2003, compared with $212.2 million for the year ended December 31, 2002. The decrease in mutual fund revenue was primarily due to declines in BlackRock Fund and BlackRock Liquidity Fund fees of $14.3 million and $3.1 million respectively, partially offset by an increase in closed-end fund fees of $11.1 million. The decrease in BlackRock Fund revenue includes an $18.4 million reduction due to redemptions of PNC-related assets of approximately $2.0 billion (average PNC-related assets in the BlackRock Funds declined approximately $3.4 billion year-over-year), which more than offset an increase in revenues attributable to $1.4 billion in third party net sales. The decrease in BlackRock Liquidity Fund revenue reflected a $1.3 billion decrease in average assets for the year ended December 31, 2003, compared with the year ended December 31, 2002, and $1.8 million related to a rebate of Securities and Exchange Commission registration fees. Closed-end fund revenue increased $11.1 million during 2003 due to an increase in assets of $3.2 billion primarily due to BlackRock’s new fund offerings, which generated $2.5 billion in AUM during 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2003 as compared with the year ended December 31, 2002. (continued)

Revenue (continued)

Separate account advisory fees increased $15.6 million, or 5%, to $322.6 million for the year ended December 31, 2003, compared with $307.0 million for the year ended December 31, 2002. Excluding performance fees, advisory fees on separate accounts increased $47.4 million, or 18%, to $313.7 million for the year ended December 31, 2003, compared with $266.3 million for the year ended December 31, 2002. The growth in separate account revenue, excluding performance fees, was attributable to solid relative investment returns and improving equity markets resulting in a $39.1 billion, or 21%, increase in separate account assets. Performance fees of $8.9 million for the year ended December 31, 2003 decreased $31.8 million, or 78%, compared with $40.7 million for the year ended December 31, 2002 primarily due to a decrease in performance fees earned on the Company’s fixed income hedge fund due to a previously established high water mark.

Other income for the year ended December 31, 2003 increased $11.7 million, or 20%, primarily due to an $8.9 million, or 18%, increase in fees earned from BlackRock Solutions of $58.7 million during the year ended December 31, 2003 compared to $49.9 million earned during the year ended December 31, 2002, a $1.1 million, or 33%, increase in fees earned from investment accounting assignments and increased earnings of $1.0 million from Trepp LLC. The increase in BlackRock Solutions revenue during 2004 is primarily attributable to an increase in fees earned from Aladdin implementation and ongoing service bureau engagements of $12.6 million, or 51%, partially offset by a decrease in mortgage portfolio advisory fees of $4.3 million, or 40%, due to the termination of a consulting assignment in late 2002 subsequent to the client being acquired.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2003 as compared with the year ended December 31, 2002. (continued)

Revenue (continued)

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2003	2002	Amount	%
Mutual funds revenue
BlackRock Funds	$69,361	$83,647	($14,286)	(17.1%)
Closed-end Funds	52,685	41,591	11,094	26.7
BlackRock Liquidity Funds	83,035	86,115	(3,080)	(3.6)
Other commingled funds	1,055	861	194	22.5

Total mutual funds revenue	206,136	212,214	(6,078)	(2.9)

Separate accounts revenue
Separate accounts base fees	313,681	266,252	47,429	17.8
Separate accounts performance fees	8,875	40,699	(31,824)	(78.2)

Total separate accounts revenue	322,556	306,951	15,605	5.1

Total investment advisory and administration fees	528,692	519,165	9,527	1.8

Other income	69,520	57,812	11,708	20.3

Total revenue	$598,212	$576,977	$21,235	3.7%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2003 as compared with the year ended December 31, 2002. (continued)

Expense

Total expense increased $8.1 million to $369.9 million for the year ended December 31, 2003, compared with $361.8 million for the year ended December 31, 2002. The change primarily reflects increases in general and administration expense and fund administration and servicing costs paid to third parties of $18.7 million and $4.3 million, respectively, partially offset by decreases in affiliated fund administration and servicing costs and employee compensation and benefits of $13.4 million and $6.4 million, excluding the impact of increased appreciation of Rabbi trust assets of $4.6 million, respectively.

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2003	2002	Amount	%
Employee compensation and benefits	$228,905	$230,634	($1,729)	(0.7%)
Fund administration and servicing costs
Affiliates	26,949	40,304	(13,355)	(33.1)
Other	5,824	1,475	4,349	294.8
General and administration	107,333	88,601	18,732	21.1
Amortization of intangible assets	925	824	101	12.3

Total expense	$369,936	$361,838	$8,098	2.2%

The increase in general and administrative expense primarily reflects increased marketing and promotional expense of $5.7 million associated with new closed-end fund launches and general business growth, $4.8 million in professional services and other costs incurred or reserved in connection with governmental investigations of the mutual fund industry and the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46R”), $2.8 million in increased occupancy costs related to the completion of BlackRock’s new headquarters facility in mid-2002, $1.8 million in foreign currency expense due to the decline of the U.S. dollar, $1.5 million in market data services and $1.3 million in insurance premiums. The rise in fund administration and servicing costs paid to third parties is primarily attributable to servicing costs related to new closed-end fund launches. The decline in affiliated fund administration and servicing costs was attributable to $13.4 million in decreased expense related to redemptions of PNC-related assets in 2003. Employee compensation and benefits expense, excluding the impact of increased appreciation of Rabbi trust assets, decreased $6.4 million, or 3%, and primarily consisted of a $19.0 million decrease in direct incentive compensation related to decreased performance fees earned on the Company’s fixed income hedge fund, and a $2.2 million reversal of deferred compensation expense that more than offset increases in salaries and benefits of $6.8 million to support business growth and increased general bonus accruals of $5.8 million primarily due to operating income growth. During the year ended December 31, 2003, employee compensation and benefits increased $4.6 million compared to the year ended December 31, 2002 due to increased appreciation of Rabbi trust assets related to BlackRock deferred compensation plans.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2003 as compared with the year ended December 31, 2002. (continued)

Expense (continued)

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2003	2002	Amount	%
General and administration expense:
Marketing and promotional	$28,052	$22,379	$5,673	25.3%
Occupancy	22,033	19,263	2,770	14.4
Technology	18,544	17,822	722	4.1
Other general and administration	38,704	29,137	9,567	32.8

Total general and administration expense	$107,333	$88,601	$18,732	21.1%

Operating Income and Net Income

Operating income was $228.3 million for the year ended December 31, 2003, representing a $13.1 million, or 6%, increase compared with the year ended December 31, 2002. During the year ended December 31, 2003, operating margin increased to 40.9% as compared to 39.9% during the year ended December 31, 2002. The increase in operating margin was due to scale benefits associated with higher fixed income, cash management and BlackRock Solutions revenue and a reduction in the Company’s bonus accrual rate in 2003. Non-operating income increased $13.8 million, or 157%, to $22.6 million during the year ended December 31, 2003 compared to $8.8 million during the year ended December 31, 2002. The increase in non-operating income was primarily due to appreciation on Rabbi trust assets related to the Company’s deferred compensation plans of $4.7 million, increased interest and dividend income on the Company’s corporate cash and investments of $4.1 million, the recognition of impairment losses totaling approximately $4.0 million on the Company’s CDO and mutual fund investments during 2002 and $1.0 million in security gains. Income tax expense was $95.2 million and $90.7 million, representing effective tax rates of 38% and 40.5% for the years ended December 31, 2003 and December 31, 2002, respectively. The decrease in the Company’s effective tax rate was due to a previously disclosed decision that the Company will file certain combined and unitary state income tax returns with PNC Bank N.A. (PNC Bank) and/or one or more PNC Bank subsidiaries. Net income totaled $155.4 million for the year ended December 31, 2003, compared with $133.2 million for the year ended December 31, 2002, representing an increase of $22.2 million, or 17%.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

BlackRock meets its working capital requirements through cash generated by its operating activities. Cash provided by the Company’s operating activities totaled $231.4 million, $179.6 million and $170.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

Net cash flow provided by investing activities was $7.0 million during the year ended December 31, 2004, compared to net cash used of $19.6 million and $94.9 million by investing activities for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2004, net cash flow provided by investing activities primarily consisted of $26.3 million in net investment sales and a $6.4 million increase in the Company’s cash and cash equivalents due to its consolidation of a joint venture under FIN 46R, partially offset by $25.6 million in capital expenditures largely related to investments in technology. During the year ended December 31, 2004, the Company sold several municipal bonds, its investment in the BlackRock Funds GNMA Portfolio and seed investments in several closed-end funds for approximately $161.8 million and sold its equity interest in Trepp LLC for approximately $11.5 million, which was partially offset by $146.4 million in seed investments of new product offerings, five of which represent consolidated investments to the Company.

In January 2005, the Company closed its previously announced acquisition of SSRM Holdings, Inc. (SSR), the holding company of State Street Research & Management Company and SSR Realty Advisors, Inc., from MetLife, Inc. for an adjusted purchase price of $284.6 million in cash and 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over 5 years contingent on certain measures. The Company financed $150 million of the purchase price with a bridge promissory note from Morgan Stanley Senior Funding, Inc. at an annual rate of 2.875%.

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at a rate of 2.625% per annum. The Company used a portion of the net proceeds from this issuance to retire the bridge promissory note and plans to use the remainder of the net proceeds for general corporate purposes. A complete discussion of the terms of the convertible debentures is included in Note 19 to the consolidated financial statements.

During the year ended December 31, 2004, free cash flow, defined as cash provided by operating activities ($231.4 million and $179.6 million for the years ended 2004 and 2003, respectively) less purchases of property and equipment ($25.6 million and $13.5 million for the years ended 2004 and 2003, respectively), increased by $39.7 million, or 23.9%, to $205.8 million as compared to $166.1 million for the year ended December 31, 2003. The increase in free cash flow is primarily attributable to an increase in the Company’s cash basis net income, partially offset by an increased level of capital expenditures in 2004, primarily in technology.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Net cash flow used in financing activities was $99.6 million, $102.3 million and $8.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2004, net cash flow used in financing activities primarily represented treasury stock activity and the payment of $63.7 million in dividends. During January 2004, BlackRock’s Board of Directors approved a two million share repurchase program. Pursuant to the repurchase program, the Company may make repurchases from time to time as market conditions warrant in open market or privately negotiated transactions at the discretion of the Company’s management. The authority to purchase 310,000 shares available under pre-existing programs terminated with the approval of this program. In addition to authorizing the new share repurchase program, the Board of Directors also approved a management stock buy-back (the Management Buy-Back) that authorized BlackRock to purchase shares owned by senior management through the repurchase program. Shares repurchased by the Company under the Management Buy-Back reduced the current two million share repurchase authorization. Eligible participants elected to sell an aggregate of 690,575 shares which, based on BlackRock’s average closing price for the five days ended January 28, 2004, approximated $40.4 million. In addition, the Company repurchased approximately 227,000 shares under the program in open market transactions for approximately $14.6 million through December 31, 2004. As a result, the Company is currently authorized to repurchase approximately 1.1 million shares under its repurchase program. Cash paid in conjunction with treasury stock transactions and the Company’s quarterly dividends was partially offset by the receipt of $15.4 million by the Company due to the exercise of employee stock options during the year ended December 31, 2004.

Total capital at December 31, 2004 was $785.5 million and was primarily comprised of stockholders’ equity.

Contractual Obligations and Commercial Commitments

The Company leases its primary office space under agreements that expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments.

In connection with the management contract acquired on May 15, 2000 associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite, a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition. For the year ended December 31, 2004, the related expense was $0.5 million. At December 31, 2004, the future commitment under the agreement is $6.5 million. If Anthracite’s management contract with BlackRock is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

In the ordinary course of business, BlackRock enters into contracts (purchase obligations) with third parties pursuant to which the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts which are either noncancelable or cancelable with penalty. At December 31, 2004, the Company’s obligations primarily reflect shareholder servicing arrangements related to client investments in the BlackRock Closed-end Funds, sub advisory agreements and standard service contracts with third parties for portfolio, market data and office services.

In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

The Company has entered into a commitment to invest $14.0 million in Carbon Capital II, Inc., an alternative investment fund sponsored by BlackRock, of which $10.2 million remained unfunded at December 31, 2004.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations and Commercial Commitments (continued)

On April 30, 2003, the Company purchased an investment manager of a hedge fund of funds for approximately $4.1 million in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if settled at December 31, 2004, would be approximately $3.2 million.

In January 2005, the Company closed its previously announced acquisition of SSR from MetLife, Inc. Under the terms of the transaction, MetLife, Inc. received at closing $284.6 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration, which could increase the purchase price by up to 25%, may be paid over 5 years contingent on certain measures. The Company is unable to estimate its potential obligation under these contingent payment provisions at this time.

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at a rate of 2.625% per annum. The Company used a portion of the net proceeds from this issuance to retire a $150 million bridge promissory note, the proceeds of which were used to fund a portion of the purchase price for the Company’s acquisition of SSR on January 31, 2005, and plans to use the remainder of the net proceeds for general corporate purposes. A complete discussion of the terms of the convertible debentures is included in Note 19 to the consolidated financial statements.

Summary of Commitments:

(Dollar amounts in thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Lease Commitments	$215,278	$14,371	$16,399	$16,222	$16,033	$16,362	$135,891
Purchase Obligations	26,193	16,677	5,657	3,083	776	—	—
Acquired Management Contract	6,500	1,500	1,000	1,000	1,000	1,000	1,000
Investment Commitments	10,179	10,179	—	—	—	—	—
Convertible Debentures	250,000	—	—	—	—	—	250,000
Acquisition Forward Contract	3,191	—	—	—	3,191	—	—

Total Commitments	$511,341	$42,727	$23,056	$20,305	$21,000	$17,362	$386,891

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management considers the following accounting policies critical to an informed review of BlackRock’s consolidated financial statements. For a summary of these and additional accounting policies see Note 1 of the Notes to Consolidated Financial Statements beginning on page F-10.

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If BlackRock does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s intent on holding the security. If BlackRock holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. Company management’s conclusion that BlackRock holds significant influence over an issuer whose security was previously classified as an available for sale security has a significant impact on the Company’s net income due to the related accounting treatment. Under the equity method, the Company’s share of the investee’s net income is recorded in investment income (loss) while unrealized gains and losses on available for sale securities are recorded in the accumulated other comprehensive income or loss component of stockholders’ equity until the securities are sold. Unrealized losses incurred during the year ended December 31, 2004 on readily marketable available for sale securities were less than $1 million.

Nonmarketable Equity Securities

Investments, other, are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense) for alternative investment products and other income for operating joint ventures. If the Company does not maintain significant influence over the investee’s operations, the cost method of accounting is used. Under the cost method of accounting, investment income is recognized as received or upon the sale of the security. Therefore, Company management’s conclusion that BlackRock holds significant influence over an issuer has a significant impact on the Company’s net income. Unrealized gains on investments accounted for under the cost method totaled approximately $0.6 million during the year ended December 31, 2004.

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

BlackRock Long Term Retention and Incentive Plan (LTIP)

The LTIP permits the grant of up to $240 million in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by the Company no later than March 2007. As of January 31, 2005, the Company has awarded approximately $230 million in LTIP awards. If the performance hurdles are achieved, up to $200 million of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by The PNC Financial Services Group, Inc. (“PNC”) and distributed to LTIP participants, less income tax withholding. Shares attributable to value in excess of PNC’s $200 million LTIP funding requirement will be available to support the Company’s future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the Compensation Committee of the Company’s Board of Directors. In addition, shares distributed to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40 million in cash.

Under the terms of the LTIP, awards fully vest if BlackRock’s average closing stock price is at least $62 for any 3-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007. In addition, the vesting of awards is contingent on the participants’ continued employment with the Company for periods ranging from two to five years. An alternative performance hurdle provides for partial vesting of the LTIP based on specific targets for the Company’s earnings growth and relative stock price performance to peers over the term of the LTIP, subject to the authority of the Company’s Compensation Committee to reduce the amount of awards vested under the LTIP.

Due to the recent appreciation of the Company’s stock price above the $62 threshold, the Company’s management has determined that full vesting of LTIP awards is probable and recorded a charge of $104.0 million during the period reflecting LTIP awards earned through December 31, 2004 and related payroll taxes. Based on current level of LTIP awards outstanding and assuming full vesting remains probable, annual expense, during the year ended December 31, 2005 should be approximately $59.4 million.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. A change in an asset class’s estimated useful life by management would have a significant impact on the Company’s depreciation expense (approximately $19.7 million for the year ended December 31, 2004) due to the concentration of the Company’s property and equipment in relatively short-lived assets (useful lives of three to five years). A summary of the estimated useful lives used, by asset class, is included in Note 4 in the Notes to the Consolidated Financial Statements.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Statement (“SFAS”) No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R during the year ended December 31, 2005.

Upon adoption, the Company has two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Developments (continued)

The Company will adopt the modified-prospective transition approach, which will reduce the Company’s net income by the grant-date fair value of all unvested stock options as of the date of adoption, July 1, 2005. In addition, diluted shares outstanding will be reduced for all shares reserved for unvested stock options expensed under SFAS 123R (approximately 1.8 million shares at December 31, 2004). The adoption of SFAS No. 123R is expected to reduce diluted earnings per share by approximately $0.01 per quarter through December 31, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and will be adopted by the Company for the quarter ended September 30, 2005. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s financial statements.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

The Jobs Act created a one-time opportunity for U.S. companies to repatriate undistributed earnings from foreign subsidiaries at a substantially reduced federal tax rate. The reduced rate is achieved via an 85% dividends received deduction. In the Company’s case, foreign earnings must be repatriated by December 31, 2005 in order to qualify for this benefit. The Company has foreign subsidiaries with approximately $30 million in undistributed earnings that may be available for repatriation. There are a variety of additional technical requirements, related to such factors as the use of the repatriated earnings, which must be considered to take advantage of the reduced tax rate. The Company’s management has begun to evaluate the feasibility of repatriating the undistributed earnings of the Company’s foreign subsidiaries and expects to complete its evaluation by the end of the second quarter of 2005. Under the provisions of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas,” the Company has not recorded income taxes on the earnings of the foreign subsidiaries. The repatriation of undistributed earnings of foreign subsidiaries could increase the Company’s income tax expense by up to $2 million during the year ended December 31, 2005.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (“VIE”) and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”).

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

A public enterprise with a variable interest in a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after March 15, 2005, with the exception of special purpose entities (“SPEs”), as defined. A public enterprise with a variable interest in an SPE that has been deemed a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after December 15, 2004. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2004. The Company has included the required disclosures for VIEs in which it has significant involvement in the notes to the consolidated financial statements, which begin on page F-10 of this filing.

Pursuant to the conceptual framework set forth in FIN 46R, the Company’s management has concluded that BlackRock is the primary beneficiary of a strategic joint venture which was previously treated as an equity method investment. The aggregate statement of financial condition for the joint venture consolidated on January 1, 2004 is included in Note 1 to the Company’s consolidated financial statements.

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

Related Party Transactions

The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, the BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other commingled funds. Revenues from services provided to these mutual funds, including amounts earned from PNC-related accounts, are as follows:

	Year ended December 31,
(Dollar amounts in thousands)	2004	2003	2002
Investment advisory and administration fees:
BlackRock Funds:
PNC	$32,259	$39,771	$58,145
Other	37,807	29,590	25,502
BlackRock Closed-end Funds - Other	71,443	52,685	41,591
BlackRock Liquidity Funds
PNC	14,028	13,131	14,203
Other*	64,237	69,904	71,912
STIF - PNC	1,034	1,055	861

	$220,808	$206,136	$212,214

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (Nomura), a strategic joint venture partner, and affiliates of Nomura for a fee, based on assets under management. In addition, the Company provides risk management and private client services to PNC.

Revenues from such services are as follows:

	Year ended December 31,
(Dollar amounts in thousands)	2004	2003	2002
Separate accounts - Nomura	$9,594	$13,021	$10,856
Separate accounts - PNC	6,648	7,585	5,883
Private Client Services - PNC	5,525	5,525	5,525
Other income-risk management - PNC	5,000	5,000	5,000

	$26,767	$31,131	$27,264

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions (continued)

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the years ended December 31, 2004, 2003 and 2002 totaled $64.5 million, $72.1 million and $89.6 million, respectively.

PNC subsidiaries and PNC-related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	Year ended December 31,
(Dollar amounts in millions)	2004	2003	2002
BlackRock Funds	$7,214	$9,850	$11,498
BlackRock Liquidity Funds	10,424	8,280	9,415
STIF	630	744	655
Separate accounts	11,920	13,060	9,818

	$30,188	$31,934	$31,386

The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

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

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Year ended December 31,
(Dollar amounts in thousands)	2004	2003	2002
Fund administration and servicing costs	$18,342	$26,949	$40,304
General and administration	4,346	5,773	6,397
General and administration-consulting	4,571	1,447	1,616

	$27,259	$34,169	$48,317

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Related Party Transactions (continued)

Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock Funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable is approximately $3.0 million and $9.8 million at December 31, 2004 and 2003, respectively, which primarily represents investment advisory and administration services provided to Nomura and PNC subsidiaries and affiliates.

Receivable from affiliates was $12.2 million and $0.1 million at December 31, 2004 and 2003, respectively. These amounts primarily represent deferred income taxes.

Accounts payable and accrued liabilities-affiliates were $3.7 million and $40.7 million at December 31, 2004 and 2003, respectively. These amounts primarily represent income taxes payable at 2003 and fund administration and servicing costs-affiliates payable to PNC in both years and do not bear interest.

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

For the years ended December 31, 2004, 2003 and 2002, BlackRock has filed its own consolidated federal income tax return and has filed selected state and municipal income tax returns separately and selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

PNC and BlackRock have entered into a share surrender agreement whereby PNC will fund up to $200 million in LTIP awards with up to 4 million shares of BlackRock common stock. Shares attributable to value in excess of PNC’s LTIP funding requirement will be available to support the Company’s future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the Compensation Committee of the Company’s Board of Directors. Based on the Company’s closing stock price on December 31, 2004 and assuming full vesting remains probable, approximately 1.4 million shares of BlackRock common stock will be available for future programs.

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

Forward-looking Statements

This report and other statements BlackRock may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to BlackRock’s future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

BlackRock cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and BlackRock assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in BlackRock’s Securities and Exchange Commission (SEC) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) changes in circumstances affecting the expense recognition of BlackRock’s 2002 Long-Term Retention and Incentive Plan; and (16) the integration of the business of SSRM into the business of BlackRock.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock’s investments consist primarily of BlackRock funds, private investment funds and debt securities. Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. As of December 31, 2004, the carrying value of seed investments to which the Company was exposed to equity price risk was $142.9 million. BlackRock does not hold any derivative securities to hedge its investments. The following table summarizes the fair values of the investments and provides a sensitivity analysis of the estimated carrying values of all financial instruments subject to equity price risk, assuming a 10% increase or decrease in equity prices:

December 31, 2004	Carrying Value	Carrying value assuming 10% increase	Carrying value assuming 10% decrease
Mutual funds	$15,688	$17,257	$14,119
Equity securities	9,384	10,322	8,446

Total investments, trading	25,072	27,579	22,565

Mutual funds	6,279	6,907	5,651
Collateralized debt obligations	12,760	14,036	11,484

Total investments, available for sale	19,039	20,943	17,135

Other
Equity method	74,248	81,673	66,823
Cost method	34,605	38,066	31,145
Fair value	30,379	33,417	27,341

Total investments, other	139,232	153,156	125,309

Total investments subject to equity price risk	$183,343	$201,678	$165,009

December 31, 2003
Mutual funds	$10,648	$11,713	$9,583
Equity securities	8,021	8,823	7,219

Total investments, trading	18,669	20,536	16,802

Mutual funds	78,226	86,049	70,403
Collateralized debt obligations	15,822	17,404	14,240

Total investments, available for sale	94,048	103,453	84,643

Mutual funds	5,801	6,381	5,221
Other
Equity method	30,288	33,317	27,259
Cost method	9,139	10,053	8,225

Total investments, other	45,228	49,751	40,705

Total investments subject to equity price risk	$157,945	$173,740	$142,150

At December 31, 2004 and 2003, total investments, trading, of $15.7 million and $10.6 million, respectively, and total investments, other, of $24.7 million and $19.0 million, respectively, reflect investments by BlackRock with respect to senior employee elections under BlackRock’s Voluntary and Involuntary Deferred Compensation Plans. Therefore, any change in the fair market value of these investments is offset by a corresponding change in the related deferred compensation liability.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following table summarizes the carrying value of the Company’s investments in debt securities, which expose BlackRock to interest rate risk, at December 31, 2004 and 2003. The table also provides a sensitivity analysis of the estimated carrying value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming - 100 basis point shift
December 31, 2004
Mortgage backed securities	$12,388	$12,104	$12,623
Corporate notes and bonds	9,371	8,971	9,796
Municipal debt securities	120	114	126
U.S. Treasury securities	22,275	20,022	24,660

	$44,154	$41,210	$47,205

December 31, 2003
Municipal debt securities	$76,978	$70,099	$84,414

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to Financial Statements on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters. We have not changed accountants in the two most recent fiscal years.

Item 9A.	CONTROLS AND PROCEDURES

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated its disclosure controls and procedures and concluded that its disclosure controls and procedures were effective as of December 31, 2004.

No change in internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors – Information Concerning the Nominees and Directors” and “Item 1: Election of Directors – Other Executive Officers” of the Proxy Statement in connection with the 2005 Annual Meeting of Stockholders (the Proxy Statement) is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Item 1: Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information regarding BlackRock’s Code of Ethics for Chief Executive and senior Financial Officers under the caption “Item 1: Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: Election of Directors-Compensation of Directors” of the Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections captioned “Item 1: Ownership of BlackRock Common Stock” and “Item 1: Ownership of PNC Common Stock” of the Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section captioned “Item 1: Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding BlackRock’s independent auditor fees and services in the section captioned “Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial	Statements

Included herein at pages F-1 through F-41.

2.	Financial Data Schedules

All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(8)	Amended and Restated Bylaws of the Registrant.

3.3(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen of Common Stock Certificate (per class).

4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A to Exhibit 4.4).

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(1)	1999 Stock Award and Incentive Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16(11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3.	Exhibits (continued)

Exhibit No.	Description

10.17(11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21(9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29(14)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30(15)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31(15)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32(16)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33(17)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34(17)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35(18)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.38	Registration Rights Agreement, dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2055.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.

(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3.	Exhibits (continued)

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.

(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.

(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.

(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.

(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.

(10)	Incorporated by Reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.

(11)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.

(12)	Incorporated by Reference to the PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2003.

(13)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2003.

(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.

(15)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.

(16)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.

(17)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.

(18)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.

+	Denotes Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink Chairman, Chief Executive Officer and Director

March 10, 2005

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Robert P. Connolly and Ralph L. Schlosstein, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2005

/s/ PAUL L. AUDET Paul L. Audet	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 10, 2005

/s/ JOSEPH FELICIANI, Jr. Joseph Feliciani, Jr.	Managing Director (Principal Accounting Officer)	March 10, 2005

/s/ WILLIAM O. ALBERTINI William O. Albertini	Director	March 10, 2005

/s/ WILLIAM S. DEMCHAK William S. Demchak	Director	March 10, 2005

/s/ MURRY S. GERBER Murry S. Gerber	Director	March 10, 2005

/s/ JAMES GROSFELD James Grosfeld	Director	March 10, 2005

/s/ DAVID H. KOMANSKY David H. Komansky	Director	March 10, 2005

/s/ WILLIAM C. MUTTERPERL William C. Mutterperl	Director	March 10, 2005

SIGNATURES (continued)

/s/ FRANK T. NICKELL Frank T. Nickell	Director	March 10, 2005

/s/ THOMAS H. O’BRIEN Thomas H. O’Brien	Director	March 10, 2005

/s/ LINDA GOSDEN ROBINSON Linda Gosden Robinson	Director	March 10, 2005

/s/ JAMES E. ROHR James E. Rohr	Director	March 10, 2005

/s/ RALPH L. SCHLOSSTEIN Ralph L. Schlosstein	Director	March 10, 2005

/s/ LAWRENCE M. WAGNER Lawrence M. Wagner	Director	March 10, 2005

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

Management is responsible for establishing and maintaining effective internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff which reports to the Audit Committee of the Board of Directors. Internal auditors test the operation of the internal control system and report findings to management and the Audit Committee, and corrective actions are taken to address identified control deficiencies and other opportunities for improving the internal control system. The Audit Committee, composed solely of outside directors, provides oversight to the financial reporting process.

Management’s Report on Internal Control Over Financial Reporting

Management of BlackRock, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued a report on our assessment of the Company’s internal control over financial reporting. This report begins on page F-4.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

BlackRock, Inc.

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm (continued)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, in 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148.

/s/ Deloitte & Touché LLP

New York, New York

March 4, 2005

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	Year ended December 31,
	2004	2003
Assets
Cash and cash equivalents	$457,673	$315,941
Accounts receivable	153,152	127,235
Investments	227,497	234,923
Property and equipment, net	93,701	87,006
Intangible assets	184,110	192,079
Receivable from affiliates	12,190	81
Other assets	16,912	9,958

Total assets	$1,145,235	$967,223

Liabilities
Accrued compensation	$207,352	$172,447
Long-Term Retention and Incentive Plan	103,999	—
Accounts payable and accrued liabilities
Affiliate	3,632	40,668
Other	27,185	19,430
Acquired management contract obligation	4,810	5,736
Other liabilities	12,736	14,395

Total liabilities	359,714	252,676

Minority interest	17,169	1,239
Stockholders’ equity
Common stock, class A, 19,243,878 shares issued	192	192
Common stock, class B, 45,499,510 and 46,120,737 shares issued, respectively	455	461
Additional paid-in capital	165,377	196,446
Retained earnings	650,016	570,535
Unearned compensation	(4,588)	(10,270)
Accumulated other comprehensive income	8,254	6,027
Treasury stock, class A, at cost 270,998 and 954,067 shares held, respectively	(17,545)	(45,054)
Treasury stock, class B, at cost 806,667 and 313,626 shares held, respectively	(33,809)	(5,029)

Total stockholders’ equity	768,352	713,308

Total liabilities, minority interest and stockholders’ equity	$1,145,235	$967,223

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

	Year ended December 31,
	2004	2003	2002
Revenue
Investment advisory and administration fees
Mutual funds	$220,949	$206,136	$212,214
Separate accounts	412,674	322,556	306,951
Other income
Affiliate	5,000	5,000	5,000
Other	86,688	64,520	52,812

Total revenue	725,311	598,212	576,977

Expense
Employee compensation and benefits	287,139	228,905	230,634
Long-Term Retention and Incentive Plan	103,999	—	—
Fund administration and servicing costs
Affiliates	18,342	26,949	40,304
Other	14,251	5,824	1,475
General and administration
Affiliates	8,917	7,220	8,013
Other	119,821	100,113	80,588
Amortization of intangible assets	947	925	824
Impairment of intangible assets	6,097	—	—

Total expense	559,513	369,936	361,838

Operating income	165,798	228,276	215,139

Non-operating income (expense)
Investment income	35,475	23,346	9,492
Interest expense	(835)	(720)	(683)

Total non-operating income	34,640	22,626	8,809

Income before income taxes and minority interest	200,438	250,902	223,948
Income taxes	52,264	95,247	90,699

Income before minority interest	148,174	155,655	133,249
Minority interest	5,033	253	—

Net income	$143,141	$155,402	$133,249

Earnings per share
Basic	$2.25	$2.40	$2.06
Diluted	$2.17	$2.36	$2.04

Dividend paid per share	$1.00	$0.40	$0.00

Weighted-average shares outstanding
Basic	63,688,955	64,653,352	64,756,290
Diluted	65,960,473	65,860,368	65,307,548

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Year Ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Class A	Class B					Class A	Class B
January 1, 2002	$159	$487	$184,041	$307,498	($1,927)	($3,537)	$—	($604)	$486,117
Net income	—	—	—	133,249	—	—	—	—	133,249
Conversion of class B common stock to class A common stock	11	(11)	—	—	—	—	—	—	—
Issuance of class A common stock	6	—	11,969	—	(864)	—	—	—	11,111
Issuance of class B common stock	—	—	331	—	—	—	—	—	331
Amortization of discount on issuance of class B common stock	—	—	(149)	—	1,256	—	—	—	1,107
Treasury stock transactions	—	—	(3,881)	—	—	—	(1,469)	(3,358)	(8,708)
Tax benefit from stock options exercised	—	—	7,679	—	—	—	—	—	7,679
Foreign currency translation gain	—	—	—	—	—	1,715	—	—	1,715
Unrealized gain on investments, net	—	—	—	—	—	2,053	—	—	2,053

December 31, 2002	176	476	199,990	440,747	(1,535)	231	(1,469)	(3,962)	634,654
Net income	—	—	—	155,402	—	—	—	—	155,402
Dividends paid	—	—	—	(25,614)	—	—	—	—	(25,614)
Conversion of class B common stock to class A common stock	12	(15)	(15,263)	—	—	—	15,266	—	—
Issuance of class A common stock	4	—	4,511	—	(9,693)	—	23,199	—	18,021
Amortization of discount on issuance of class B common stock	—	—	—	—	958	—	—	—	958
Stock based compensation	—	—	802	—	—	—	—	—	802
Forfeiture of restricted common stock	—	—	(100)	—	—	—	—	—	(100)
Treasury stock transactions	—	—	—	—	—	—	(82,050)	(1,067)	(83,117)
Tax benefit from stock options exercised	—	—	6,506	—	—	—	—	—	6,506
Foreign currency translation gain	—	—	—	—	—	3,097	—	—	3,097
Unrealized gain on investments, net	—	—	—	—	—	2,699	—	—	2,699

December 31, 2003	192	461	196,446	570,535	(10,270)	6,027	(45,054)	(5,029)	713,308
Net income	—	—	—	143,141	—	—	—	—	143,141
Dividends paid	—	—	—	(63,660)	—	—	—	—	(63,660)
Conversion of class B common stock to class A common stock	—	(6)	(30,966)	—	—	—	30,972	—	—
Issuance of class A common stock	—	—	(4,663)	—	10	—	25,549	—	20,896
Amortization of discount on issuance of class B common stock	—	—	(16)	—	5,486	—	—	—	5,470
Stock based compensation	—	—	1,157	—	—	—	—	—	1,157
Forfeiture of restricted common stock	—	—	(5)	—	186	—	(181)	—	—
Treasury stock transactions	—	—	—	—	—	—	(28,831)	(28,780)	(57,611)
Tax benefit from stock options exercised	—	—	3,424	—	—	—	—	—	3,424
Minimum pension liability adjustment	—	—	—	—	—	(177)	—	—	(177)
Foreign currency translation gain	—	—	—	—	—	2,987	—	—	2,987
Unrealized loss on investments, net	—	—	—	—	—	(583)	—	—	(583)

December 31, 2004	$192	$455	$165,377	$650,016	($4,588)	$8,254	($17,545)	($33,809)	$768,352

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$143,141	$155,402	$133,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,686	21,366	20,238
Impairment of intangible assets	6,097	—	—
Minority interest	5,033	220	—
Stock-based compensation	96,977	6,351	4,926
Deferred income taxes	(25,149)	(2,311)	7,053
Tax benefit from stock-based compensation	3,424	6,506	7,679
Net gain on investments	(13,636)	(2,961)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(27,040)	(13,198)	(19,699)
Increase in investments, trading	(9,692)	(22,057)	(17,190)
Decrease in receivable from affiliates	13,040	200	2,288
Decrease (increase) in other assets	(4,160)	(540)	946
Increase in accrued compensation	34,905	5,493	33,349
Increase in Long-Term Retention and Incentive Plan	18,969	—	—
Increase (decrease) in accounts payable and accrued liabilities	(30,539)	23,193	(4,137)
Increase (decrease) in other liabilities	(698)	1,931	1,472

Cash provided by operating activities	231,358	179,595	170,174

Cash flows from investing activities
Purchase of property and equipment	(25,592)	(13,453)	(42,827)
Purchase of investments	(97,636)	(181,671)	(353,762)
Sale of investments	192,254	184,405	303,388
Deemed cash contribution upon consolidation of VIE	6,412	—	—
Consolidation of sponsored investment funds	(68,337)	—	—
Acquisitions, net of cash acquired	(74)	(8,930)	(1,733)

Cash provided by (used in) investing activities	7,027	(19,649)	(94,934)

Cash flows from financing activities
Issuance of class A common stock	—	623	2,658
Issuance of class B common stock	—	—	332
Dividends paid	(63,660)	(25,614)	—
Distributions paid to minority interest holders	(5,797)	—	—
Subscriptions to consolidated sponsored investment funds	12,981	—	—
Purchase of treasury stock	(57,607)	(83,418)	(12,444)
Reissuance of treasury stock	15,369	6,915	2,048
Acquired management contract obligation payment	(926)	(842)	(766)

Cash used in financing activities	(99,640)	(102,336)	(8,172)

Effect of exchange rate changes on cash and cash equivalents	2,987	3,097	1,715
Net increase in cash and cash equivalents	141,732	60,707	68,783
Cash and cash equivalents, beginning of year	315,941	255,234	186,451

Cash and cash equivalents, end of year	$457,673	$315,941	$255,234

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(Dollar amounts in thousands except share data)

Business

BlackRock, Inc. (together, with its subsidiaries, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients, including certain subsidiaries of The PNC Financial Services Group, Inc. (“PNC”) and certain PNC-related accounts, and to individual investors through various investment vehicles. Institutional investment management services primarily consists of the active management of fixed income, equity and cash management client accounts and the management of the BlackRock Liquidity Funds (formerly the BlackRock Provident Institutional Funds) a money market mutual fund family serving the institutional market. Individual investor services primarily consists of the management of the Company’s sponsored open-end (“BlackRock Funds”) and closed-end mutual funds. BlackRock Advisors, Inc. (“BA”), BlackRock Institutional Management Corporation (“BIMC”), BlackRock Financial Management, Inc. (“BFM”), BlackRock International, Ltd. (“BI”), BlackRock Capital Management, Inc. (“BCM”) and BlackRock HPB Management, LLC (“HPB”) are registered investment advisers under the Investment Advisers Act of 1940, as amended, while BlackRock Investments, Inc. (“BII”) is a registered broker dealer under the Securities Exchange Act of 1934.

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

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If BlackRock does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s intent on holding the security. Investments, trading, primarily represent investments made by the Company in certain of the BlackRock Funds which are held in a Rabbi trust with respect to senior employee elections under BlackRock deferred compensation plans and are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense). Investments, available for sale, consist primarily of corporate investments in BlackRock funds and Collateralized Debt Obligations (CDO). The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. If BlackRock holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. BlackRock’s share of the investee’s net income is included in investment income (expense).

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

Occasionally, the Company will acquire a controlling equity interest in a sponsored investment fund as a seed investment. These funds are organized as investment companies, as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide, Audits of Investment Companies (the “IC Guide”). As required by the IC Guide, all investments are carried at fair value, regardless of the Company’s ownership and the availability of a readily determinable market value for the investment, with the corresponding changes in the securities’ fair values reflected in investment income in the Company’s consolidated statement of income. In the absence of a publicly-available market value, fair value for an investment is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the net asset value provided by the fund’s investment manager. At December 31, 2004, these investments represent 33%, or approximately $75,000, of total investments.

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

The Company periodically evaluates the carrying value of all other intangible assets. For finite lived intangible assets, impairment would be recognized when the future operating cash flows expected to be derived from such intangible assets are less than their carrying value. In such instances, impairment, if any, is measured on a discounted future cash flow basis. Impairments would be recognized for indefinite lived intangible assets if the asset’s carrying value exceeds its fair value.

Software Costs

The Company follows Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs of approximately $7,433 and $6,136 have been capitalized for the years ended December 31, 2004 and 2003, respectively, and are being amortized over an estimated useful life of three years.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Stock-based Compensation

Prior to 2003, the Company accounted for all awards issued under its 1999 Stock Award and Incentive Plan (the “Award Plan”) and shares issued under the BlackRock, Inc. 2001 Employee Stock Purchase Plan (“ESPP”) under the intrinsic method of accounting. No stock-based employee compensation cost related to these plans has been reflected in the Company’s net income for the year ended December 31, 2002, as all awards granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. Fair value disclosures are included in the notes to the consolidated financial statements.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2004, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year ended December 31,
	2004	2003	2002
Net income, as reported	$143,141	$155,402	$133,249
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,218	1,162	657
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,970)	(14,667)	(8,985)

Pro forma net income	$133,389	$141,897	$124,921

Earnings per share:
Basic - as reported	$2.25	$2.40	$2.06
Basic - pro forma	$2.09	$2.19	$1.93

Diluted - as reported	$2.17	$2.36	$2.04
Diluted - pro forma	$2.02	$2.15	$1.91

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

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

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded as earned. Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal. At December 31, 2004, no performance fees recorded by the Company are subject to reversal.

BlackRock provides a variety of risk management, investment analytics and investment system services to insurance companies, finance companies, pension funds, asset managers, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on predetermined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments. The fees earned on risk management, investment analytics and investment system assignments are recorded as other income.

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

Business Segments

The Company’s management directs BlackRock’s operations as one business, the asset management business. As part of its asset management related services, the Company offers risk management, investment analytics and investment system services under the BlackRock Solutions brand name as a means to enhance its asset management relationships and to offset its technology-related expenses. Revenue earned for BlackRock Solutions’ products and services for the years ended December 31, 2004, 2003 and 2002 are included in note 5 to the consolidated financial statements.

Disclosure of Fair Value

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of estimated fair values of certain on- and off-balance sheet financial instruments. The methods and assumptions are set forth below:

•	Cash and cash equivalents, receivables, other assets, accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short maturities.

•	The fair value of readily marketable investments is based on quoted market prices. If securities are not readily marketable, fair values are determined by the Company’s management. At December 31, 2004, the carrying value of investments approximates its fair value.

•	At December 31, 2004, the estimated fair value of the acquired management contract obligation based on current rates offered to the Company for debt, assuming an investment rating of “AAA” or its equivalent, with a similar remaining maturity was approximately $5,590.

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Statement (“SFAS”) No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R during the year ended December 31, 2005.

Upon adoption, the Company has two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company will adopt the modified-prospective transition approach which will reduce the Company’s net income by the grant-date fair value of all unvested stock options as of the date of adoption, July 1, 2005. In addition, diluted shares outstanding will be reduced for all shares reserved for unvested stock options expensed under SFAS 123R (approximately 1.8 million shares at December 31, 2004). The adoption of SFAS No. 123R is expected to reduce diluted earnings per share by approximately $0.01 per quarter through December 31, 2006.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company for the year ended December 31, 2006. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s financial statements.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The expected impact of the Company’s repatriation of its foreign subsidiaries’ undistributed earnings is discussed in note 15 to the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (“VIE”) and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”).

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

Recent Accounting Developments (continued)

A public enterprise with a variable interest in a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after March 15, 2004, with the exception of special purpose entities (“SPEs”), as defined. A public enterprise with a variable interest in an SPE which has been deemed a VIE must apply FIN 46R to that VIE no later than the end of the first reporting period that ends after December 15, 2003. Additionally, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the guidance becomes effective, there are several disclosure requirements effective for all financial statements issued after January 31, 2003. The Company has included the required disclosures for VIEs in which it has significant involvement, but has not consolidated, in Note 9 to these consolidated financial statements.

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

Recent Accounting Developments (continued)

Under previous guidance, the Company’s management determined that the Company was the primary beneficiary of six CDOs and consolidated the results of operations, financial position and cash flow for these entities during the three months ended September 30, 2003. The CDOs were subsequently deconsolidated under FIN 46R. A reconciliation of BlackRock’s adjusted condensed consolidated statements of financial condition and operations as of and for the three months ended September 30, 2003 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 is as follows:

Condensed Consolidating Statement of Financial Condition

September 30, 2003

(unaudited)

	As Reported	Deconsolidation Adjustments	As Adjusted
Assets
Cash and cash equivalents	$241,567	$0	$241,567
Restricted cash	148,383	(148,383)	—
Investments	2,550,443	(2,295,715)	254,728
Other assets	544,409	(121,010)	423,399

Total assets	$3,484,802	($2,565,108)	$919,694

Liabilities
Borrowings	$2,035,637	($2,035,637)	$0
Unrealized depreciation on derivative contracts	76,305	(76,305)	—
Other liabilities	301,872	(80,462)	221,410

Total liabilities	2,413,814	(2,192,404)	221,410

Mandatorily redeemable preferred stock of subsidiaries	105,547	(105,547)	—
Minority interest	269,181	(268,259)	922
Stockholders’ equity	696,260	1,102	697,362

Total liabilities, minority interest and stockholders’ equity	$3,484,802	($2,565,108)	$919,694

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Condensed Consolidated Statement of Operations

Three months ended September 30, 2003

(unaudited)

	As Reported	Deconsolidation Adjustments	As Adjusted
Revenue
Investment advisory and administration fees	$129,601	$3,436	$133,037
Other income	17,307	—	17,307

Total revenue	146,908	3,436	150,344

Expense
Employee compensation and benefits	58,956	—	58,956
Other operating expenses	36,242	(2,498)	33,744

Total expense	95,198	(2,498)	92,700

Operating income	51,710	5,934	57,644
Non operating income (expense)
Investment income	66,923	(60,837)	6,086
Interest expense	(24,165)	24,013	(152)

	42,758	(36,824)	5,934

Income before income taxes, minority interest and cumulative effect of accounting change	94,468	(30,890)	63,578
Income taxes	23,579	—	23,579

Income before minority interest and cumulative effect of accounting change	70,889	(30,890)	39,999
Minority interest	30,930	(30,984)	(54)

Income before cumulative effect of accounting change	39,959	94	40,053
Cumulative effect of accounting change	139	(139)	—

Net income	$40,098	($45)	$40,053

Earnings per share
Basic	$0.62	$0.00	$0.62
Diluted	$0.61	$0.00	$0.61

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Acquisition

In January 2005, the Company closed its previously announced acquisition of SSRM Holdings, Inc. (SSR), the holding company of State Street Research & Management Company and SSR Realty Advisors, Inc., from MetLife, Inc. for an adjusted purchase price of $284,559 in cash and approximately 550,000 shares of BlackRock restricted class A common stock. SSR, through its subsidiaries, actively manages stock, bond, balanced and real estate portfolios for both institutional and individual investors with approximately $55,000,000 in assets under management at December 31, 2004. Additional cash consideration may be paid over 5 years contingent on certain measures. The Company initially financed $150,000 of the purchase price with a bridge promissory note from Morgan Stanley Senior Funding, Inc. at an annual rate of 2.875%.

In February 2005, the Company issued $250,000 aggregate principal amount of convertible debentures. The Company used a portion of the net proceeds from this issuance to retire the bridge promissory note. A complete discussion of the terms of the convertible debentures is included in Note 19 to the consolidated financial statements.

A summary of the fair values of the net assets acquired in this acquisition is as follows:

Accounts receivable	$13,901
Assets held for sale	112,184
Investments	73,922
Property and equipment	8,821
Other assets	47,305
Goodwill	10,451
Management contracts acquired	241,558
Liabilities assumed	(234,301)

Total purchase price, including acquisition costs	$273,841

Summary of consideration, net of cash acquired
Cash	$236,629
Restricted class A common stock, at fair value	37,212

$273,841

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

2.	Acquisition (continued)

The following unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations for future periods or the results of operations that actually would have been realized had BlackRock and SSR been a combined company during the specified years. The pro forma combined financial information is based on the respective historical audited financial statements and related notes of BlackRock and SSR and does not reflect acquisition-related compensation incurred by SSR during 2004 and are adjusted for benefits associated with the termination of a lease held by SSR. Management has not finalized the Company’s integration plans. Accordingly, this pro forma information does not include all costs related to the integration. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. Management expects to realize net operating synergies from this transaction due to the related product expansion and scale benefits. The pro forma information does not reflect the potential impact of these net operating synergies.

	Year ended December 31,
	2004	2003
	(unaudited)
Revenue, excluding performance fees	$995,420	$811,017
Performance fees	52,883	9,793

Total revenue	$1,048,303	$820,810

Operating income	$235,578	$250,132
Net income	$184,770	$169,460
Earnings per share:
Basic	$2.88	$2.60
Diluted	$2.78	$2.55

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

3.	Investments

A summary of the cost and carrying value of investments, available for sale, is as follows:

		Gross Unrealized		Carrying Value
December 31, 2004	Cost	Gains	Losses
Mutual funds	$6,226	$70	($17)	$6,279
Collateralized debt obligations	10,576	2,184	—	12,760

Total investments, available for sale	$16,802	$2,254	($17)	$19,039

December 31, 2003
Mutual funds	$78,913	$147	($834)	$78,226
Municipal debt securities	77,061	638	(721)	76,978
Collateralized debt obligations	11,752	4,070	—	15,822

Total investments, available for sale	$167,726	$4,855	($1,555)	$171,026

At December 31, 2004, the Company’s investments, available for sale, includes investments with a fair market value of $3,115, the cost of which has been $17 in excess of its carrying value for less than twelve months.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

3.	Investments (continued)

A summary of the cost and carrying value of investments, trading and other, is as follows:

December 31, 2004	Cost	Carrying Value
U.S. government securities	$22,276	$22,275
Mutual funds	13,869	15,688
Mortgage backed securities	12,435	12,388
Equity securities	5,976	9,384
Corporate notes and bonds	9,373	9,371
Municipal debt securities	119	120

Total investments, trading	64,048	69,226

Other
Equity method	70,873	74,248
Cost method	33,885	34,605
Fair value	30,688	30,379

Total investments, other	135,446	139,232

Total investments, trading and other	$199,494	$208,458

December 31, 2003
Mutual funds	$9,573	$10,648
Equity securities	5,976	8,021

Total investments, trading	15,549	18,669

Mutual funds	7,000	5,801
Other
Equity method	28,793	30,288
Cost method	9,139	9,139

Total investments, other	44,932	45,228

Total investments, trading and other	$60,481	$63,897

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

3.	Investments (continued)

The carrying value of investments in debt securities by contractual maturity at December 31, 2004, is as follows:

Maturity Date	Carrying Value
1-5 years	$12,411
5-10 years	15,456
After 10 years	16,287

Total	$44,154

A summary of sale activity in the Company’s available for sale portfolio during the years ended December 31, 2004, 2003 and 2002 is as follows:

	Year ended December 31,
	2004	2003	2002
Sales proceeds	$177,022	$180,509	$301,517

Gross realized gains	$1,737	$2,293	$3,871
Gross realized losses	(2,239)	(676)	(4,120)

Net realized gain (loss)	($502)	$1,617	($249)

During the years ended December 31, 2004, 2003 and 2002, gross realized losses include impairments of the Company’s seed investments of approximately $1,100, $100 and $4,000, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

4.	Property and Equipment

Property and equipment consists of the following:

	Estimated useful life - in years	December 31,
		2004	2003
Land	N/A	$3,564	$3,564
Building	39	16,972	16,972
Building improvements	15	8,024	6,486
Leasehold improvements	1-13	42,292	40,941
Equipment and computer software	3-5	98,839	80,492
Furniture and fixtures	7	21,327	18,507
Construction in progress	N/A	3,462	822

		194,480	167,784
Less accumulated depreciation		100,779	80,778

Property and equipment, net		$93,701	$87,006

N/A - Not applicable

Building and building improvements reflect the Wilmington, Delaware office.

Depreciation expense was approximately $19,739, $20,441, and $19,414 for the years ended December 31, 2004, 2003 and 2002, respectively.

5.	Other Income

Other income consists of the following:

	Year ended December 31,
	2004	2003	2002
BlackRock Solutions	$80,541	$58,715	$49,860
Investment accounting	6,002	4,611	3,469
Other	5,145	6,194	4,483

	$91,688	$69,520	$57,812

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

6.	Intangible Assets

Intangible assets at December 31, 2004 and 2003 consist of the following:

	Weighted-avg. estimated useful life	December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets
Goodwill	N/A	$242,766	$65,842	$176,924
Management contracts acquired	N/A	2,842	—	2,842
Other	N/A	23	—	23

Total goodwill and unamortized intangible assets		245,631	65,842	179,789

Management contract acquired	10.0	8,040	3,719	4,321

Total amortized intangible assets	10.0	8,040	3,719	4,321

Total intangible assets		$253,671	$69,561	$184,110

	Weighted-avg. estimated useful life	December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets
Goodwill	N/A	$243,787	$65,842	$177,945
Management contracts acquired	N/A	8,866	—	8,866

Total goodwill and unamortized intangible assets		252,653	65,842	186,811

Management contract acquired	10.0	8,040	2,915	5,125
Other	2.2	286	143	143

Total amortized intangible assets	9.7	8,326	3,058	5,268

Total intangible assets		$260,979	$68,900	$192,079

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

6.	Intangible Assets (continued)

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

c) Management Contracts Acquired - Unamortized

During 2004 and 2002, the Company acquired an equity hedge fund manager and a hedge fund of funds manager. In conjunction with these acquisitions, the Company assumed management contracts over commingled investment vehicles which are indefinite in nature. Therefore, the fair market value of the contracts were recorded as intangible assets, not subject to amortization.

The $6,024 decrease in management contracts acquired, not subject to amortization, during 2004 primarily represents the write-off of the carrying value attributable to management contracts of certain funds acquired during 2002. In February 2004, the respective funds’ portfolio manager resigned from the Company. As a result, the Company commenced an orderly liquidation of those funds and recognized an impairment charge of $6,097 in impairment of intangible assets on the Company’s consolidated statement of income.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

6.	Intangible Assets (continued)

Future expected amortization of intangible assets expense for each of the five succeeding years is as follows:

2005	$804
2006	804
2007	804
2008	804
2009	804

7.	Derivative Financial Instruments

The Company currently enters into forward foreign currency exchange contracts with a major multinational financial institution to hedge foreign currency exposures related to non-dollar denominated seed investments in its consolidated statements of financial condition. At December 31, 2004 and 2003, the contracts had a notional amount of $13,382 and $24,801, respectively, and unrealized depreciation of $172 and $171, respectively. Unrealized depreciation on derivatives is included in other liabilities on the consolidated statements of financial condition with the respective change included in general and administration expense on the consolidated statements of income. All contracts mature during June 2005.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

8.	Commitments

a) Lease Commitments

The Company leases its primary office space under agreements which expire through 2017. Future minimum commitments under these operating leases, net of rental reimbursements of $1,569 through 2005 from a sublease arrangement, are as follows:

2005	$14,371
2006	16,399
2007	16,222
2008	16,033
2009	16,362
Thereafter	135,891

$215,278

In connection with certain lease agreements, the Company is responsible for escalation payments.

Occupancy expense amounted to $23,407, $22,033 and $19,263 for the years ended December 31, 2004, 2003 and 2002, respectively.

b) Acquired Management Contract Obligation

In connection with the management contract acquired associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite, a BlackRock managed REIT, the Company recorded an $8,040 liability using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition. For the years ended December 31, 2004, 2003 and 2002, the related expense was $522, $602 and $683, respectively. At December 31, 2004, the future commitment under the agreement is as follows:

2005	$1,500
2006	1,000
2007	1,000
2008	1,000
2009	1,000
Thereafter	1,000

6,500
Less: imputed interest	1,690

Present value of management contract	$4,810

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

8.	Commitments (continued)

b) Acquired Management Contract Obligation (continued)

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

d) Other

The Company has entered into a commitment to invest $14,000 in Carbon Capital II, Inc., an alternative investment fund sponsored by BlackRock, of which $10,179 remained unfunded at December 31, 2004.

On April 30, 2003, the Company purchased an investment manager of a hedge fund of funds for approximately $4,100 in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if settled at December 31, 2004, would be approximately $3,200.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

9.	Variable Interest Entities not Subject to Consolidation

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and may hold interests therein, including investment advisory agreements and equity securities, which may be considered variable interests. The Company engages in these transactions principally to address client needs through the launch of collateralized debt obligations and private investment funds. At December 31, 2004, the aggregate assets, debt and BlackRock’s equity ownership, which represents the extent of the Company’s equity exposure, in VIEs in which BlackRock has not been deemed primary beneficiary are as follows:

December 31, 2004	Assets	Debt	BlackRock Equity Ownership
Collateralized debt obligations	$3,152,000	$2,700,000	$13,800
Private investment funds	1,872,000	125,000	33,000

Total	$5,024,000	$2,825,000	$46,800

December 31, 2003
Collateralized debt obligations	$2,740,000	$2,370,000	$15,822
Private investment funds	375,000	227,000	5,000

Total	$3,115,000	$2,597,000	$20,822

10.	Employee Benefit Plans

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

10.	Employee Benefit Plans (continued)

The Rabbi trust established for the Involuntary and Voluntary Deferred Compensation Plans is reflected in investments as trading and other securities in the Company’s consolidated statements of financial condition. The corresponding liability is reflected in the Company’s consolidated statements of financial condition as accrued compensation. Earnings in the Rabbi trust, including unrealized appreciation (depreciation), are reflected as non-operating income or loss and employee compensation and benefits in equal amounts in the accompanying consolidated statements of income.

Defined Contribution Plans

The Company’s employees participate in PNC’s Incentive Savings Plan (“ISP”), a defined contribution plan. Under the ISP, employee contributions of up to 6% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company. ISP expenses for the Company were $5,452, $4,224 and $3,872 for the years ended December 31, 2004, 2003 and 2002, respectively. Contributions to the ISP were matched primarily by shares of BlackRock’s class A common stock in 2004 and 2003 and PNC’s common stock in 2002, respectively. 500,000 shares of BlackRock’s class A common stock have been reserved for the ISP of which approximately 345,000 shares have been issued as of December 31, 2004.

BI contributes to the BlackRock Group Personal Pension Plan (the “Pension Plan”), a defined contribution plan, for all employees who have been employed with BI for greater than three months. Under the Pension Plan, BI contributes 12.8% of each employee’s eligible compensation, which totaled $772, $663 and $542 during the years ended December 31, 2004, 2003 and 2002, respectively.

Postretirement Benefits

PNC provides certain postretirement health care and life insurance benefits for eligible employees. Expenses for postretirement benefits allocated to the Company by PNC were $111, $37 and $354 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, accrued postretirement benefits included in the consolidated statements of financial condition totaled $740 and $1,025, respectively. No separate financial obligation data for the Company is available with respect to such plan.

Noncontributory Defined Benefit Pension Plan

Certain employees of the Company participate in PNC’s noncontributory defined benefit pension plan. Effective July 1, 2004, PNC froze all accrued benefits related to BlackRock participants under this plan and closed this plan to new BlackRock participants. Retirement benefits are based on compensation level, age and length of service. Pension contributions are based on actuarially determined amounts necessary to fund total benefits payable to plan participants. During 2000, the Company contributed approximately $1,600 to the plan and had prepaid balances of approximately $649 and $573 in pension benefit obligation as of December 31, 2004 and 2003, respectively. These amounts were recorded in other assets on the consolidated statements of financial condition. BlackRock incurred $10 and $522 in pension expense during the years ended December 31, 2004 and 2003, respectively, and did not incur pension expense during the year ended December 31, 2002.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

11.	Stock Award and Incentive Plans

Stock Award and Incentive Plan

Pursuant to the Company’s Award Plan, options are granted at an exercise price not less than the market value of common stock on the date of grant. These options have a ten-year life, vest ratably over periods ranging from 2-4 years and become exercisable upon vesting.

Stock option activity during 2002 - 2004 is summarized below:

Outstanding at	Shares under option	Weighted-avg. exercise price
December 31, 2001	2,239,308	$32.80
Granted	3,731,000	37.36
Exercised	130,272	14.00
Canceled	33,672	30.54

December 31, 2002	5,806,364	36.17
Granted	15,000	41.39
Exercised	209,357	20.65
Canceled	164,000	40.48

December 31, 2003	5,448,007	36.65
Exercised	375,021	33.42
Canceled	137,250	38.31

December 31, 2004	4,935,736	$36.84

Through January 2005, the Company has issued approximately 330,000 restricted shares of class A common stock to certain employees under the Award Plan. These restricted shares vest over periods ranging from three to four years and are expensed on a straight line method over the respective vesting period. Expense incurred during the years ended December 31, 2004 and 2003, totaled $5,060 and $213, respectively.

A maximum of 9,000,000 shares of class A common stock are authorized for issuance under the Award Plan at December 31, 2004. Of this amount, 2,941,885 shares remain available for future awards. The number of shares vested at December 31, 2004 was 1,375,836.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

11.	Stock Award and Incentive Plans (continued)

Stock Award and Incentive Plan (continued)

Stock options outstanding and exercisable as of December 31, 2004 are as follows:

Range of exercise prices	Outstanding shares under option	Weighted-avg. remaining contractual life	Outstanding shares Weighted-avg. exercise price	Exercisable shares under option	Exercisable shares Weighted-avg. exercise price
$14.00	368,002	4.75	$14.00	368,002	$14.00
$32.47	3,000	6.29	32.47	1,500	32.47
$37.36	3,542,500	7.79	37.36	—	—
$40.03 - $44.22	1,022,234	5.99	43.27	1,006,334	43.30

	4,935,736	7.28	$36.84	1,375,836	$35.42

BlackRock, Inc. Long-Term Retention and Incentive Plan

On October 15, 2002, the Company finalized the BlackRock, Inc. Long-Term Retention and Incentive Plan (the “LTIP”). The LTIP permits the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), subject to the achievement of certain performance hurdles by the Company no later than March 2007. In conjunction with the LTIP, BlackRock may issue up to 3.5 million stock options under the Award Plan with an exercise price equal to market value subject to vesting at December 31, 2006. As of January 31, 2005, the Company has awarded approximately 3.4 million stock options and approximately $230,000 in LTIP Awards, including approximately $24,000 in LTIP Awards granted in January 2005. If the performance hurdles are achieved, the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, less income tax withholding. In addition, distributed shares to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40,000 in cash.

Under the terms of the LTIP, awards fully vest if BlackRock’s average closing stock price is at least $62 for any 3-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007. In addition, the vesting of awards is contingent on the participants’ continued employment with the Company for periods ranging from two to five years. An alternative performance hurdle provides for partial vesting of the LTIP based on specific targets for the Company’s earnings growth and relative stock price performance to peers over the term of the LTIP, subject to the authority of the Company’s Compensation Committee to reduce the amount of awards vested under the LTIP.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

11.	Stock Award and Incentive Plans (continued)

BlackRock, Inc. Long-Term Retention and Incentive Plan (continued)

Due to the recent appreciation of the Company’s stock price above the $62 threshold, the Company’s management has determined that full vesting of LTIP awards is probable and recorded a charge of $104.0 million during the year reflecting LTIP awards earned through December 31, 2004 and related payroll taxes. Based on current level of LTIP awards outstanding and assuming full vesting remains probable, annual expense, during the year ended December 31, 2005 should be approximately $59.4 million.

Employee Stock Purchase Plan

The terms of the ESPP allow eligible employees to purchase shares of the Company’s class A common stock at 85% of the lesser of fair market value on the first or last day of each six-month offering period. Eligible employees may not purchase more than 500 shares of class A common stock in any six-month offering period. In addition, for any calendar year in which the option to purchase shares is outstanding, Section 423 (b)(8) of the Internal Revenue Code restricts an ESPP participant from purchasing more than $25 worth of class A common stock based on its fair market value. Prior to January 1, 2003, no charge to earnings was recorded with respect to the ESPP. Effective January 1, 2003, the Company adopted the fair value method for measuring compensation cost related to stock options pursuant to SFAS No. 123, as amended, and incurred ESPP-related compensation expense of approximately $824 and $624 during the years ended December 31, 2004 and 2003, respectively. A total of 1,250,000 shares of class A common stock are available for issuance under the ESPP. The number of shares issued at December 31, 2004 and estimated to be issued pursuant to the ESPP for the offering period ending February 1, 2005 is approximately 265,000.

Fair Value Disclosures

The fair value of option grants and ESPP shares are estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Expected dividend yield	1.60% to 1.72%	0.00%	0.00%
Expected volatility	21.97% to 22.45%	18.76% to 24.63%	16.13% to 33.85%
Risk-free interest	1.00% to 1.74%	1.03% to 1.2%	1.69% to 1.76%
Expected term	6 months	8 years	8 years

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

11.	Stock Award and Incentive Plans (continued)

Fair Value Disclosures (continued)

The fair value of ESPP shares granted during 2003 was measured on February 1, 2003 and August 1, 2003, the commencement of each grant’s offering period. The Company’s first dividend was not declared until August 18, 2003. Therefore, the Company’s estimated dividend yield, as used in the Black-Scholes option-pricing model, remained at 0% during 2003.

The weighted-average fair value of the options granted and ESPP shares in 2004, 2003 and 2002 was $12.65, $9.82 and $15.04 per share, respectively.

Deferred Compensation Plan

The Company has a Long-term Deferred Compensation Plan (the “Plan”) to provide a competitive long-term incentive for key officers and employees. The awards vested through 2004 and were expensed on a straight-line method over the respective vesting periods. Compensation expense (reversal of prior period expense) under the Plan for the years ended December 31, 2004, 2003 and 2002 was $0, ($1,821) and $2,396, respectively. There were no outstanding awards under the Plan at December 31, 2004.

12.	Related Party Transactions

The Company and its consolidated subsidiaries provide investment advisory and administration services to the BlackRock Funds, the BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds including amounts earned from PNC-related accounts are as follows:

	Year ended December 31,
	2004	2003	2002
Investment advisory and administration fees:
BlackRock Funds:
PNC	$32,259	$39,771	$58,145
Other	37,807	29,590	25,502
BlackRock Closed-end Funds - Other	71,443	52,685	41,591
BlackRock Liquidity Funds
PNC	14,028	13,131	14,203
Other*	64,237	69,904	71,912
STIF - PNC	1,034	1,055	861

	$220,808	$206,136	$212,214

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

12.	Related Party Transactions (continued)

The Company provides investment advisory and administration services to certain PNC subsidiaries, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura, for a fee, based on assets under management. In addition, the Company provides risk management and private client services to PNC.

Revenues for such services are as follows:

	Year ended December 31,
	2004	2003	2002
Separate accounts - Nomura	$9,594	$13,021	$10,856
Separate accounts - PNC	6,648	7,585	5,883
Private Client Services - PNC	5,525	5,525	5,525
Other income-risk management - PNC	5,000	5,000	5,000

	$26,767	$31,131	$27,264

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the years ended December 31, 2004, 2003 and 2002 totaled $64,494, $72,067 and $89,617, respectively.

The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in the BlackRock Funds.

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

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Year ended December 31,
	2004	2003	2002
Fund administration and servicing costs	$18,342	$26,949	$40,304
General and administration	4,346	5,773	6,397
General and administration-consulting	4,571	1,447	1,616

	$27,259	$34,169	$48,317

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

12.	Related Party Transactions (continued)

PNC and BlackRock have entered into a share surrender agreement whereby PNC will fund up to $200,000 in LTIP awards with up to 4 million shares of BlackRock common stock. Shares attributable to value in excess of PNC’s LTIP funding requirement will be available to support the Company’s future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the Compensation Committee of the Company’s Board of Directors. Based on the Company’s closing stock price on December 31, 2004 and assuming full vesting remains probable, approximately 1.4 million shares of BlackRock common stock will be available for future programs.

An indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock Funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable is approximately $2,983 and $9,828 at December 31, 2004 and 2003, respectively, which primarily represents investment advisory and administration services provided to Nomura and PNC subsidiaries and affiliates.

Receivable from affiliates was $12,190 and $81 at December 31, 2004 and 2003, respectively. These amounts primarily represent deferred income taxes.

Payable to affiliates was $3,632 and $40,668 at December 31, 2004 and 2003, respectively. These amounts primarily represent income taxes payable at 2003 and fund administration and servicing costs-affiliates payable in both years and are non-interest bearing.

13.	Net Capital Requirements

As a registered broker-dealer, BII is subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels. At December 31, 2004 and 2003, BII’s net capital was $6,171 and $4,709 in excess of regulatory requirements, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

14.	Common Stock

BlackRock’s class A, $0.01 par value, common shares authorized was 250,000,000 shares at December 31, 2004 and 2003. BlackRock’s class B, $0.01 par value, common shares authorized was 10,000,000 shares at December 31, 2004 and 2003. Holders of class A common stock have one vote per share and holders of class B common stock have five votes per share on all stockholder matters affecting both classes.

The Company’s common shares issued and outstanding and related activity consist of the following:

	Shares issued				Shares outstanding
	Common shares Class		Treasury shares Class		Class
	A	B	A	B	A	B
January 1, 2002	15,916,944	48,674,607	—	(125,633)	15,916,944	48,548,974
Conversion of class B stock to class A stock	1,035,424	(1,098,873)	63,449	(16,607)	1,098,873	(1,115,480)
Issuance of class A common stock	648,471	—	—	—	648,471	—
Issuance of class B common stock	—	53,639	—	—	—	53,639
Treasury stock transactions	5,962	—	(102,163)	(139,041)	(96,201)	(139,041)

December 31, 2002	17,606,801	47,629,373	(38,714)	(281,281)	17,568,087	47,348,092
Conversion of class B stock to class A stock	1,144,059	(1,508,636)	364,577	—	1,508,636	(1,508,636)
Issuance of class A common stock	493,018	—	525,015	—	1,018,033	—
Treasury stock transactions	—	—	(1,804,945)	(32,345)	(1,804,945)	(32,345)

December 31, 2003	19,243,878	46,120,737	(954,067)	(313,626)	18,289,811	45,807,111

Conversion of class B stock to class A stock	—	(621,227)	621,197	—	621,197	(621,227)
Issuance of class A common stock	—	—	525,508	—	525,508	—
Treasury stock transactions	—	—	(463,636)	(493,041)	(463,636)	(493,041)

December 31, 2004	19,243,878	45,499,510	(270,998)	(806,667)	18,972,880	44,692,843

During the years ended December 31, 2004 and 2003, the Company paid dividends of $1.00 per share, or $63,660, and $0.40 per share, or $25,614, respectively. As a consolidated subsidiary of PNC, federal restrictions on the payment of dividends by PNC might be applied to BlackRock. The Board of Governors of the Federal Reserve System (FRB), the primary regulatory body governing PNC, is authorized to determine that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In addition, FRB policy discourages the payment of dividends by a bank holding company that are not supported by current operating earnings.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

15.	Income Taxes

PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

For the years ended December 31, 2004, 2003 and 2002, BlackRock has filed its own consolidated federal income tax return and has filed selected state and municipal income tax returns separately and selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

The American Jobs Creation Act of 2004 created a one-time opportunity for U.S. companies to repatriate undistributed earnings from foreign subsidiaries at a substantially reduced federal tax rate. The reduced rate is achieved via an 85% dividends received deduction. In the Company’s case foreign earnings must be repatriated by December 31, 2005 in order to qualify for this benefit. The Company has foreign subsidiaries with approximately $30,300 in undistributed earnings that may be available for repatriation. There are a variety of additional technical requirements, related to such factors as the use of the repatriated earnings, which must be considered to take advantage of the reduced tax rate. The Company’s management has begun to evaluate the feasibility of repatriating the undistributed earnings of the Company’s foreign subsidiaries and expects to complete its evaluation by the end of the second quarter of 2005. Under the provisions of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas,” the Company has not recorded income taxes on the earnings of the foreign subsidiaries. The repatriation of undistributed earnings of foreign subsidiaries could increase the Company’s income tax expense by up to $2,000 during the year ended December 31, 2005.

The provision (benefit) for income taxes consists of the following:

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$80,631	$83,711	$62,613
State and local	11,011	11,865	18,256
Foreign	3,870	1,982	2,777
Release of reserves related to New York State and New York City tax audits	(18,099)	—	—

Total current	77,413	97,558	83,646

Deferred:
Federal	(18,380)	(1,920)	4,202
State and local	(6,769)	(391)	2,851

Total deferred	(25,149)	(2,311)	7,053

Total	$52,264	$95,247	$90,699

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

15.	Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in receivable from affiliates and accounts payable and accrued liabilities-affiliate in the consolidated statements of financial condition, consist of the following:

	December 31,
	2004	2003
Deferred tax assets:
Compensation and benefits	$71,804	$28,942
Deferred state income taxes	—	8,913
Deferred revenue	1,321	3,292
Other	5,165	1,769

Gross deferred tax asset	78,290	42,916

Deferred tax liabilities:
Goodwill	39,370	34,990
Depreciation	8,369	3,213
Other	4,311	3,620

Gross deferred tax liability	52,050	41,823

Net deferred tax asset	$26,240	$1,093

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,
	2004	%	2003	%	2002	%
Expected income tax expense	$70,153	35.0%	$87,816	35.0%	$78,382	35.0%

Increase (decrease) in income taxes resulting from:
Release of reserves related to New York State and New York City tax audits	(18,099)	(9.0)	—	—	—	—
Minority interest	(1,761)	(0.9)	—	—	—	—
Tax-exempt interest income	(1,479)	(0.7)	(1,072)	(0.4)	—	—
Other	(1,401)	(0.7)	1,250	0.5	(786)	(0.3)
Foreign taxes	1,186	0.6	(205)	(0.1)	(616)	(0.3)
State and local taxes	3,665	1.8	7,458	3.0	13,719	6.1

Income tax expense	$52,264	26.1%	$95,247	38.0%	$90,699	40.5%

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

16.	Comprehensive Income

	Year ended December 31,
	2004	2003	2002
Net income	$143,141	$155,402	$133,249
Other comprehensive income (loss):
Unrealized gain (loss) from investments, available for sale, net of taxes of ($383), $1,443 and $1,243, respectively	(583)	2,699	2,053
Minimum pension liability adjustment	(177)	—	—
Foreign currency translation gain	2,987	3,097	1,715

Comprehensive income	$145,368	$161,198	$137,017

17.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2004	2003	2002
Net income	$143,141	$155,402	$133,249

Basic weighted-average shares outstanding	63,688,955	64,653,352	64,756,290

Dilutive potential shares from forward sales	—	—	53,639
Dilutive potential shares from stock options	2,271,518	1,207,016	497,619

Dilutive weighted-average shares outstanding	65,960,473	65,860,368	65,307,548

Basic earnings per share	$2.25	$2.40	$2.06

Diluted earnings per share	$2.17	$2.36	$2.04

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

18.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Year ended December 31,
	2004	2003	2002
Cash paid for interest	$574	$775	$734

Cash paid for income taxes	$97,343	$72,181	$75,236

Supplemental schedule of noncash transactions:

	Year ended December 31,
	2004	2003	2002
Stock-based compensation	$0	$6,093	$6,321

Reissuance of treasury stock, class A at a discount to its fair market value	$35,687	$18,412	$3,039

19.	Subsequent Event

In February 2005, the Company issued $250,000 aggregate principal amount of convertible debentures (the “Debentures”), which will be due in 2035 and bear interest at a rate of 2.625% per annum. The Company used a portion of the net proceeds from this issuance to retire a $150,000 bridge promissory note, the proceeds of which were used to fund a portion of the purchase price for its acquisition of SSR on January 31, 2005, and plans to use the remainder of the net proceeds for general corporate purposes.

Prior to February 15, 2009, the Debentures will be convertible, only under certain conditions, at the option of the holder into cash and, in certain circumstances, shares of the Company’s class A common stock at an initial conversion rate of 9.7282 shares of class A common stock per $1 principal amount of Debentures, subject to adjustments, representing a premium of 32.5% to the last reported sale price of the Company’s class A common stock on February 16, 2005 of $77.58. On and after February 15, 2009, the Debentures will be convertible at any time prior to maturity at the option of the holder into cash and, in certain circumstances, shares of class A common stock at the above initial conversion rate, subject to adjustments.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

19.	Subsequent Event (continued)

Beginning February 20, 2010, the Company may redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any. Holders may require the Company to repurchase the Debentures at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any, on February 15, 2010, 2015, 2020, 2025 and 2030, or at any time prior to their maturity upon the occurrence of certain events.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

20.	Selected Quarterly Financial Data (unaudited):

	Quarter
	1st	2nd	3rd (a)	4th	Total
2004
Revenue	$181,823	$183,812	$170,999	$188,677	$725,311
Operating income (loss)	69,767	62,581	(22,376)	55,826	165,798
Net income (loss)	55,207	47,996	(9,814)	49,752	143,141
Earnings (loss) per share:
Basic	$0.87	$0.75	($0.15)	$0.78	$2.25
Diluted	$0.84	$0.73	($0.15)	$0.75	$2.17
Weighted-average shares outstanding:
Basic	63,775,783	63,647,316	63,676,776	63,676,069	63,688,955
Diluted	65,807,605	65,766,979	63,676,776	66,229,527	65,960,473
Dividend Paid Per Share	$0.25	$0.25	$0.25	$0.25	$1.00
Common stock price per share:
High	$62.34	$66.93	$76.00	$78.24	$78.24
Low	$53.03	$57.80	$60.66	$68.83	$53.03
Close	$61.17	$63.83	$73.49	$77.26	$77.26

2003
Revenue	$142,751	$143,906	$150,344	$161,211	$598,212
Operating income	54,066	54,802	57,654	61,754	228,276
Net income	35,320	38,674	40,053	41,355	155,402
Earnings per share:
Basic	$0.54	$0.59	$0.62	$0.65	$2.40
Diluted	$0.54	$0.58	$0.61	$0.63	$2.36
Weighted-average shares outstanding:
Basic	65,056,537	65,028,337	64,497,117	64,072,629	64,653,352
Diluted	65,867,032	66,164,326	65,692,272	65,634,589	65,860,368
Dividend Paid Per Share	—	—	$0.20	$0.20	$0.40
Common stock price per share:
High	$45.40	$48.56	$52.35	$53.63	$53.63
Low	$39.58	$43.20	$43.60	$48.73	$39.58
Close	$43.54	$45.04	$49.00	$53.11	$53.11

(a)	In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretion ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which revised the conceptual framework for determining which party holds a controlling interest in a variable interest entity. Under previous guidance, the Company's management had determined that the Company was the primary beneficiary of six collaterized debt obligations ("CDO") and had consolidated the results of operations, financial position and cash flow for these entites during the three months ended September 30, 2003. Under guidance set forth in FIN 46R, the Company's management determined that the Company was not the primary beneficiary of the CDOs and elected to reflect its deconsolidation of the CDOs through a restatement of previously reported financial results. Certain reclassifications were made to BlackRock's third quarter 2003 results to conform with the current financial statement presentation. The impact of the deconsolidation of the CDO's was immaterial to BlackRock's results of operations for the three months ended September 30, 2003.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(8)	Amended and Restated Bylaws of the Registrant.

3.3(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen of Common Stock Certificate (per class).

4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A to Exhibit 4.4)

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(1)	1999 Stock Award and Incentive Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16(11)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17(11)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21(9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24(11)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29(14)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30(15)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31(15)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32(16)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33(17)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34(17)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35(18)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan.

10.38	Registration Rights Agreement, dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as representatives of the initial purchases named therein, relating to the 2.625% Convertible Debentures due 2035.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.

(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.

(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.

(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.

EXHIBIT INDEX (continued)

(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.

(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.

(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2003.

(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.

(10)	Incorporated by reference to The PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2002.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.

(12)	Incorporated by reference to the PNC Financial Services Group, Inc.’s Annual Report on Form 10-K (Commission File No. 001-9718) for the year ended December 31, 2003.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2003.

(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.

(15)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.

(16)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.

(18)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.

+	Denotes compensatory plans.