Form 10-Q
period 2005-03-31
BLACKROCK INC /NY
filed 2005-05-09
CIK 1060021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

(212) 810-5300

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

As of April 30, 2005, there were 19,772,955 shares of the registrant’s class A common stock outstanding and 44,662,196 shares of the registrant’s class B common stock outstanding.

BlackRock, Inc.

- ii -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$312,286	$457,673
Accounts receivable	217,194	153,152
Investments	325,392	227,497
Property and equipment, net	107,977	93,701
Intangible assets, net	443,685	184,110
Receivable from affiliates	27,906	12,190
Deferred mutual fund commissions	18,998	—
Other assets	40,480	16,912

Total assets	$1,493,918	$1,145,235

Liabilities
Long term borrowings	$250,000	$0
Accrued compensation	264,009	311,351
Accounts payable and accrued liabilities
Affiliate	35,546	3,632
Other	54,364	27,185
Acquired management contract obligation	4,810	4,810
Other liabilities	14,764	12,736

Total liabilities	623,493	359,714

Minority interest	24,030	17,169
Stockholders’ equity
Common stock, class A, 19,901,709 and 19,243,878 shares issued, respectively	199	192
Common stock, class B, 45,499,510 shares issued	455	455
Additional paid - in capital	211,139	165,377
Retained earnings	677,179	650,016
Unearned compensation	(15,379)	(4,588)
Accumulated other comprehensive income	6,623	8,254
Treasury stock, class A, at cost, 150 and 270,998 shares held, respectively	(12)	(17,545)
Treasury stock, class B, at cost, 806,667 shares held	(33,809)	(33,809)

Total stockholders’ equity	846,395	768,352

Total liabilities and stockholders’ equity	$1,493,918	$1,145,235

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2005	2004
Revenue
Investment advisory and administration fees
Mutual funds	$70,371	$56,446
Separate accounts	141,885	103,872
Other income
Affiliate	1,250	1,250
Other	36,577	20,255

Total revenue	250,083	181,823

Expense
Employee compensation and benefits	126,944	66,069
Fund administration and servicing costs
Affiliate	4,017	5,068
Other	5,092	3,292
General and administration
Affiliate	3,118	3,925
Other	43,049	27,374
Amortization of intangible assets	1,281	231
Impairment of intangible assets	—	6,097

Total expense	183,501	112,056

Operating income	66,582	69,767

Non-operating income (expense)
Investment income	9,786	6,897
Interest expense	(2,014)	(1,084)

Total non-operating income	7,772	5,813

Income before income taxes and minority interest	74,354	75,580
Income taxes	27,331	20,089

Income before minority interest	47,023	55,491
Minority interest	487	284

Net income	$46,536	$55,207

Earnings per share
Basic	$0.72	$0.87
Diluted	$0.70	$0.84

Dividends paid per share	$0.30	$0.25

Weighted-average shares outstanding
Basic	64,290,510	63,775,783
Diluted	66,880,713	65,807,605

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$46,536	$55,207
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,006	4,949
Impairment of intangible assets	—	6,097
Minority interest	487	284
Stock-based compensation	18,147	4,269
Deferred income taxes	(4,361)	6,467
Tax impact of stock-based compensation	1,536	(407)
Net gain on investments	(3,879)	(1,281)
Amortization of bond issuance costs	125	—
Amortization of deferred mutual fund commissions	1,826	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(27,338)	(20,926)
Increase in investments, trading	(30,585)	(10,627)
Increase in receivable from affiliates	(11,355)	(37)
(Increase) decrease in other assets	(7,201)	470
Decrease in accrued compensation	(172,294)	(83,939)
Increase in accounts payable and accrued liabilities	46,932	6,866
Increase (decrease) in other liabilities	226	(1,265)

Cash used in operating activities	(134,192)	(33,873)

Cash flows from investing activities
Purchase of property and equipment	(16,684)	(4,586)
Purchase of investments	(9,093)	(10,059)
Sale of investments	18,221	76,180
Sale of real estate held for sale	112,184	—
Deemed cash contribution upon consolidation of VIE	—	6,412
Acquisitions, net of cash acquired	(242,707)	(73)

Cash provided by (used in) investing activities	(138,079)	67,874

Cash flows from financing activities
Borrowings, received, net of issuance costs	395,000	—
Principal repayments of borrowings	(150,000)	—
Repayment of short term borrowings	(111,840)	—
Subscriptions to consolidated sponsored investment funds	6,374	—
Distributions paid to minority interest holders	—	(110)
Dividends paid	(19,274)	(15,906)
Reissuance of treasury stock	7,133	6,643
Purchase of treasury stock	(84)	(40,426)
Issuance of class A common stock	202	—

Cash provided by (used in) financing activities	127,511	(49,799)

Effect of exchange rate changes on cash and cash equivalents	(627)	966

Net decrease in cash and cash equivalents	(145,387)	(14,832)
Cash and cash equivalents, beginning of period	457,673	315,941

Cash and cash equivalents, end of period	$312,286	$301,109

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2005 and 2004

(Dollar amounts in thousands, except share data)

(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated interim financial statements of BlackRock, Inc. and its subsidiaries (“BlackRock” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year’s results.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If the Company does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s intent to hold the security. Investments, trading, primarily represent investments made by the Company in certain of the BlackRock Funds which are held in a Rabbi trust with respect to senior employee elections under BlackRock deferred compensation plans and securities held by Company-sponsored investment funds which have been consolidated due the Company’s majority ownership. These securities are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense). Investments, available for sale, consist primarily of corporate investments in BlackRock funds and collateralized debt obligations. The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. If the Company holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. The Company’s share of the investee’s net income is included in investment income (expense) on the consolidated statements of income.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Investments (continued)

Nonmarketable Equity Securities

Items classified as investments, other, consist primarily of certain institutional and private placement portfolios (“alternative investment products”) and are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense). If the Company does not maintain significant influence over the investee’s operations, the cost method of accounting is used.

Occasionally, the Company will acquire a controlling equity interest in a sponsored investment fund as a seed investment. These funds are organized as investment companies, as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide, Audits of Investment Companies (the “IC Guide”). As required by the IC Guide, all of the fund’s investments are carried at fair value, regardless of the Company’s ownership and the availability of a readily determinable market value for the investments, with the corresponding changes in the securities’ fair values reflected in investment income in the Company’s consolidated statement of income. In the absence of a publicly-available market value, fair value for an investment is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the net asset value provided by the fund’s investment manager. At March 31, 2005, these investments represent 26%, or approximately $86,000, of total investments.

Realized gains and losses on trading, available for sale and other investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (expense), in the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if it is other than temporary. Several of the Company’s available for sale investments represent interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amount) is less than the last revised estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value. In evaluating impairments on all other available for sale and other securities, the Company considers the length of time and the extent to which the security’s market value, if determinable, has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security. Any impairment on investments which is deemed other than temporary is recorded in non-operating income (expense) on the consolidated statements of income as a realized loss.

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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123. “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the periods ending March 31, 2005 and March 31, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2005	2004
Net income, as reported	$46,536	$55,207
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,717	1,063
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,721)	(3,635)

Pro forma net income	$44,532	$52,635

Earnings per share:
Basic - as reported	$0.72	$0.87
Basic - pro forma	$0.69	$0.83

Diluted - as reported	$0.70	$0.84
Diluted - pro forma	$0.67	$0.80

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Deferred Mutual Fund Commissions

Currently, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock Funds. This entity finances certain broker sales commissions and receives associated sales charges. Upon the closing of the Company’s acquisition of SSRM Holdings, Inc. (“SSR”) (see note 2), the Company acquired approximately $20,800 in deferred mutual fund commissions, representing broker sales commissions related to certain shares of SSR’s mutual fund family. Concurrent with the closing of the SSR acquisition, these mutual funds were merged into the BlackRock Funds. All commissions incurred subsequent to that date will be financed by the indirect wholly-owned subsidiary of PNC.

Deferred mutual fund commissions are amortized over an estimated useful life of six years, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early shareholder withdrawals reduce the unamortized deferred commissions balance.

The Company will periodically evaluate the recoverability of deferred mutual fund commissions by assessing whether the unamortized asset can be recovered over its remaining life through an analysis of net undiscounted future cash flows related to the asset. If such an assessment indicates that the undiscounted cash flows are not sufficient to recover the recorded carrying value, the assets will be adjusted to fair value with a corresponding impairment charge on the consolidated statements of income. No such impairments were recorded in the periods presented.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are recognized at the closing of the respective real estate transactions.

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded as earned. Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal. At March 31, 2005, no performance fees recorded by the Company are subject to reversal.

BlackRock provides a variety of risk management, investment analytics and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on predetermined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments. The fees earned on risk management, investment analytics and investment system assignments are recorded as other income on the consolidated statements of income.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments

In December 2004, the FASB issued Statement of Financial Accounting Standards Statement (“SFAS”) No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Securities and Exchange Commission (“SEC”) Interpretive Release 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment,” this statement is effective as of the beginning of the first interim or annual reporting period of the Company’s first fiscal year beginning after June 15, 2005. In accordance with the SFAS 123R, as amended, the Company will adopt SFAS No. 123R effective January 1, 2006.

Upon adoption, the Company has two application methods from which to choose: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of, the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company will adopt the modified-prospective transition approach, which will reduce the Company’s net income by the grant-date fair value of all unvested stock options as of the date of adoption, January 1, 2006. In addition, diluted shares outstanding will be reduced for all shares reserved for unvested stock options expensed under SFAS 123R (approximately 1.8 million shares at March 31, 2005). The adoption of SFAS No. 123R is expected to reduce diluted earnings per share by approximately $0.01 per quarter through December 31, 2006.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. The Company adopted the disclosure provisions of SAB 107 during the first quarter of 2005. Upon adoption of these provisions, the Company discontinued separate disclosure of expenses, and the corresponding accrued amounts, related to the vesting of awards under the BlackRock, Inc. 2002 Long Term Retention and Incentive Plan (“LTIP”) in the Company’s financial statements. The Company will adopt the remaining provisions of SAB 107 in connection with its adoption of Statement 123R on January 1, 2006. The adoption of these provisions is not expected to have a significant impact on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 establishes a framework for liability recognition related to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. In addition, FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 and will be adopted by the Company on December 31, 2005. The adoption of FIN 47 is not expected to have a significant impact on the Company’s financial statements.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, “Implicit Variable Interests Under FIN 46.” FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The effective date of FSP FIN 46(R)-5 is the first reporting period beginning after March 31, 2005, with early application permitted for periods for which financial statements have not been issued. The adoption of FASB FIN 46(R)-5 is not expected to have a significant impact on the Company’s financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The expected impact of the Company’s repatriation of its foreign subsidiaries’ undistributed earnings is discussed in note 12 to the consolidated financial statements.

Reclassification of Prior Period’s Financial Statements

Certain items previously reported may have been reclassified to conform with the current period presentation.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2.	Acquisition

In January 2005, the Company closed the acquisition of SSR, the holding company of State Street Research & Management Company and SSR Realty Advisors, Inc., from MetLife, Inc. for an adjusted purchase price of $233,115 in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration may be paid over five years, contingent on certain measures. The Company initially financed $150,000 of the purchase price with a bridge promissory note from Morgan Stanley Senior Funding, Inc. at an annual rate of 2.875%. SSR, through its subsidiaries, actively managed approximately $49,700,000 in stock, bond, balanced and real estate portfolios for both institutional and individual investors at January 31, 2005. SSR’s results have been included in the Company’s results since February 1, 2005.

In February 2005, the Company issued $250,000 of convertible debentures (see note 15). The Company used a portion of the net proceeds from this issuance to retire the bridge promissory note.

A summary of the fair values of the net assets acquired in this acquisition is as follows:

Accounts receivable	$36,704
Assets held for sale	112,184
Investments	74,079
Property and equipment	3,317
Deferred mutual fund commissions	20,824
Other assets	3,448
Goodwill	10,713
Management contracts acquired	248,598
Liabilities assumed	(239,540)

Total purchase price, including acquisition costs	$270,327

Summary of consideration, net of cash acquired
Cash	$233,115
Restricted class A common stock, at fair value	37,212

$270,327

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2.	Acquisition (continued)

The following unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations for future periods or the results of operations that actually would have been realized had BlackRock and SSR been a combined company during the specified periods. The pro forma combined financial information is based on the respective historical unaudited interim financial statements of BlackRock and SSR and does not reflect acquisition-related compensation incurred by SSR during 2005 and is adjusted for benefits associated with the termination of a lease held by SSR in January 2005. In addition, the pro forma combined financial information has been adjusted to reflect a full quarter’s recognition of amortization expense of intangible assets, related to SSR management contracts acquired, recognition of interest expense, related to borrowings used to finance the acquisition, and depreciation benefits associated with the write-off of SSR property and equipment which will not be used in the Company’s ongoing operations. Management expects to and has realized net operating synergies from this transaction due to the related product expansion and scale benefits. The pro forma combined financial information does not reflect the potential impact of these net operating synergies.

	Quarter ended March 31,
	2005	2004
Total revenue	$271,870	$237,267

Operating income	$72,856	$79,613

Net income	$48,531	$60,165

Earnings per share:
Basic	$0.75	$0.94
Diluted	$0.72	$0.91

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments

A summary of the cost and carrying value of investments, available for sale, is as follows:

March 31, 2005	Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Mutual funds	$18,293	$241	$(92)	$18,442
Collateralized debt obligations	28,768	619	—	29,387

Total investments, available for sale	$47,061	$860	$(92)	$47,829

December 31, 2004
Mutual funds	$6,226	$70	$(17)	$6,279
Collateralized debt obligations	10,576	2,184	—	12,760

Total investments, available for sale	$16,802	$2,254	$(17)	$19,039

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments (continued)

A summary of the cost and carrying value of investments, trading and other, is as follows:

March 31, 2005	Cost	Carrying Value
U.S. government securities	$28,762	$28,937
Mutual funds	24,114	25,844
Equity securities	15,964	19,248
Mortgage backed securities	14,763	14,531
Corporate notes and bonds	10,483	10,220
Foreign government bonds	1,160	1,124
Municipal debt securities	119	118

Total investments, trading	95,365	100,022

Equity method	75,963	83,378
Cost method	59,327	60,562
Fair value	33,627	33,601

Total investments, other	168,917	177,541

Total investments, trading and other	$264,282	$277,563

December 31, 2004
U.S. government securities	$22,276	$22,275
Mutual funds	13,869	15,688
Mortgage backed securities	12,435	12,388
Equity securities	5,976	9,384
Corporate notes and bonds	9,373	9,371
Municipal debt securities	119	120

Total investments, trading	64,048	69,226

Equity method	70,873	74,248
Cost method	33,885	34,605
Fair value	30,688	30,379

Total investments, other	135,446	139,232

Total investments, trading and other	$199,494	$208,458

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments (continued)

The carrying value of investments in debt securities by contractual maturity at March 31, 2005 is as follows:

Maturity Date	Carrying Value
1-5 years	$18,330
5-10 years	16,340
After 10 years	20,260

Total	$54,930

4.	Other Income

Other income consists of the following:

	Three months ended March 31,
	2005	2004
BlackRock Solutions	$26,635	$19,539
Real estate property management fees	5,598	—
Other	5,594	1,967

	$37,827	$21,506

5.	Derivative Instruments Held For Trading

SSR acts as investment manager for a synthetic collateralized credit default swap obligation. In connection with this transaction, SSR entered into a junior swap arrangement in a notional amount of $16,667 providing credit protection to a portfolio of highly-rated asset-backed securities and corporate bonds. The swap arrangement is not part of a hedging relationship and accordingly, changes in its fair value are reported in investment income (loss) on the consolidated statement of income. The fair value of the swap arrangement at March 31, 2005 was $2,500 and is included in investments, other, on the consolidated statement of financial condition.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6.	Intangible Assets

		March 31, 2005
	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets
Goodwill	N/A	$253,479	$65,842	$187,637
Management contracts acquired:
Mutual funds	N/A	161,136	—	161,136
Private investment funds	N/A	38,680	—	38,680
Other	N/A	23	—	23

Total goodwill and unamortized intangible assets		453,318	65,842	387,476

Management contracts acquired:
Institutional separate accounts	10.7	47,268	862	46,406
Collateralized debt obligations	9.0	5,155	109	5,046
Private investment funds	9.3	8,786	4,029	4,757

Total amortized intangible assets	9.1	61,209	5,000	56,209

Total intangible assets		$514,527	$70,842	$443,685

		December 31, 2004
	Weighted-avg. estimated useful life	Gross Carrying Amount	Accumulated Amortization	Intangible Assets
Goodwill	N/A	$242,766	$65,842	$176,924
Management contracts acquired:
Private investment funds	N/A	2,842	—	2,842
Other	N/A	23	—	23

Total goodwill and unamortized intangible assets		245,631	65,842	179,789

Management contract acquired:
Private investment funds	10.0	8,040	3,719	4,321

Total amortized intangible assets	10.0	8,040	3,719	4,321

Total intangible assets		$253,671	$69,561	$184,110

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6.	Intangible Assets (continued)

The $10,713 increase in goodwill during the three months ended March 31, 2005 relates to the SSR acquisition.

Future expected amortization of intangible assets expense for each of the five succeeding years is as follows:

2005	$6,777
2006	6,932
2007	6,877
2008	6,877
2009	6,877

7.	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan (“LTIP”)

The LTIP permits the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), which were previously subject to the achievement of certain performance hurdles by the Company. Under the terms of the LTIP, grants of awards fully vest if BlackRock’s average closing stock price is at least $62 for any 3-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007. During the first quarter of 2005, the Company’s average closing stock price exceeded the $62 threshold. In addition, the vesting of awards is contingent on the participants’ continued employment with the Company for periods ranging from two to five years. As of March 31, 2005, the Company has awarded approximately $234,000 in LTIP awards. Quarterly expense attributable to LTIP awards during the period from April 1, 2005 through December 31, 2006 will be approximately $15,600 based on awards granted to date.

Up to $200,000 of the LTIP Awards will be funded with up to 4 million shares of BlackRock common stock to be surrendered by The PNC Financial Services Group, Inc. (“PNC”) and distributed to LTIP participants, less income tax withholding. Shares attributable to value in excess of PNC’s $200,000 LTIP funding requirement will be available to support future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the Compensation Committee of the Company’s Board of Directors. In addition, shares distributed to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. BlackRock will fund the remainder of the LTIP Awards with up to $40,000 in cash.

8.	Employee Benefit and Incentive Compensation Plans

The Company assumed certain employee benefit plans from SSR as a result of the acquisition.

Deferred Compensation Plans

SSR’s deferred compensation plan (the “SSR New Plan”) allowed participants to elect to defer a portion of their annual incentive compensation for either a fixed term or upon retirement. SSR has funded a portion of the obligation through the purchase of life insurance policies to the benefit of SSR. At March 31, 2005, obligations under the SSR New Plan totaled $14,569. Changes in the Company’s obligations under the SSR New Plan, as a result of appreciation or depreciation of the underlying life insurance policies’ cash surrender value, are recorded as compensation and benefits in the consolidated statements of income.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8.	Employee Benefit and Incentive Compensation Plans (continued)

Deferred Compensation Plans (continued)

Prior to 2003, SSR sponsored a deferred compensation plan (the “SSR Old Plan”) under which eligible participants could defer annual incentive compensation and commissions for a fixed term or upon retirement. Obligations under this plan are funded through insurance policies acquired by SSR to the benefit of the respective participant. SSR is entitled to the return of any premium paid and, as such, premiums paid are recorded by SSR as a receivable from the participant. At the end of a participant’s deferral period, all amounts advanced by SSR will be applied against SSR’s obligation under the SSR Old Plan. All obligations under the SSR Old Plan are convertible to obligations under the SSR New Plan at the election of the participant at the respective insurance policy’s cash surrender value. At March 31, 2005, SSR advances to employees and obligations under the SSR Old Plan are each $4,125.

401(k) and Retirement Savings Plans

The Company assumed two 401(k) and Retirement Savings Plans, covering employees of State Street Research and Management Company and SSR Realty Advisors, Inc. (the “Research Plan” and “Realty Plan,” respectively) as a result of the SSR acquisition.

Effective with the closing of the SSR acquisition, accrued benefits for all participants in the Research Plan and selected participants in the Realty Plan were frozen and the Research Plan was closed to new participants. All participants whose accrued benefits were frozen will participate in the PNC Incentive Savings Plan (“ISP”). The terms of the ISP are included in note 10 to the Company’s consolidated financial statements for the year ended December 31, 2004. For all employees who remain active participants in the Realty Plan, employee contributions of up to 3%, as well as an additional 50% of the next 2% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company with cash.

Defined Benefit Pension Plan

Through the SSR acquisition, the Company assumed a defined benefit pension plan. All accrued benefits under the defined benefit pension plan are currently frozen and the plan is closed to new participants. Participant benefits under the plan will not change with salary increases or additional years of service.

SSR pension benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in its pension benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and changes in plan asset levels.

The measurement date used to determine pension benefit measures for the defined benefit pension plan is January 31, 2005, the closing date of the SSR acquisition. It should be noted that the measurement date on a going forward basis will be December 31 of each year.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8.	Employee Benefit and Incentive Compensation Plans (continued)

Defined Benefit Pension Plan (continued)

Accrued pension costs are included in accrued compensation in the consolidated statement of financial condition. The following table presents the funded status of the plan:

January 31, 2005
Funded status:
Benefit obligation at measurement date	$(3,732)
Fair value of plan assets	2,339

Funded status at measurement date	$(1,393)

There are no reconciling items between the pension plan’s funded status and accrued pension costs reflected in the Company’s consolidated statement of financial condition at the measurement date. Pension costs incurred from the measurement date through March 31, 2005 consist of the following:

Interest cost	$32
Expected return on plan assets	(33)

Total net period pension income	$(1)

Weighted-average assumptions used to determine benefit obligations at January 31, 2005:

Discount rate	5.25%
Expected long-term return on plan assets	8.50%
Rate of compensation increase	N/A

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8.	Employee Benefit and Incentive Compensation Plans (continued)

Defined Benefit Pension Plan (continued)

The weighted-average allocation of pension plan assets is as follows:

January 31, 2005
Asset Category

Equity	54.0%
Debt	41.0
Other	5.0

Total	100.0%

Plan assets consist primarily of listed domestic equity securities and U.S. government, agency and corporate debt securities held in two BlackRock Funds. Plan assets do not include common stock or any debt of BlackRock.

Target allocations of pension assets are currently being evaluated by the Company’s Retirement Committee and will be revised from historical levels. Once finalized, the weighted average target allocation of pension plan assets will be included in the notes to the Company’s consolidated financial statements.

The Company does not expect to make a contribution into the pension plan during 2005. The following benefit payments are expected to be paid:

Periods

April 1, 2005 - December 31, 2005	$89
January 1, 2006 - December 31, 2006	100
January 1, 2007 - December 31, 2007	112
January 1, 2008 - December 31, 2008	127
January 1, 2009 - December 31, 2009	142
January 1, 2010 - December 31, 2014	843

PART I FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

9.	Common Stock

BlackRock’s class A, $0.01 par value, common stock authorized was 250,000,000 shares as of March 31, 2005 and December 31, 2004. BlackRock’s class B, $0.01 par value, common stock authorized was 100,000,000 shares as of March 31, 2005 and December 31, 2004.

The Company’s common stock issued and outstanding and related activity during the three month period ended March 31, 2005 consists of the following:

	Shares issued				Shares outstanding Class
	Common shares Class		Treasury shares Class
	A	B	A	B	A	B
December 31, 2004	19,243,878	45,499,510	(270,998)	(806,667)	18,972,880	44,692,843
Issuance of class A common stock	657,831	—	271,903	—	929,734	—
Treasury stock transactions	—	—	(1,055)	—	(1,055)	—

March 31, 2005	19,901,709	45,499,510	(150)	(806,667)	19,901,559	44,692,843

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2005	2004
Net income	$46,536	$55,207

Basic weighted-average shares outstanding	64,290,510	63,775,783
Dilutive potential shares from stock options	2,590,203	2,031,822

Dilutive weighted-average shares outstanding	66,880,713	65,807,605

Basic earnings per share	$0.72	$0.87

Diluted earnings per share	$0.70	$0.84

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

11.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Three months ended March 31,
	2005	2004
Cash paid for interest	$315	$0

Cash paid for income taxes	$8,839	$19,612

Supplemental schedule of noncash transactions:

	Three months ended March 31,
	2005	2004
Reissuance of treasury stock, class A, at a discount to its cost basis	$858	$3,042

Convertible debt issuance costs	$5,000	$0

Stock issued in SSR acquisition	$37,212	$0

Accrued SSR acquisition costs	$3,500	$0

12.	Income Taxes

PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

12.	Income Taxes (continued)

For the calendar year which includes the three months ended March 31, 2005, BlackRock will file its own consolidated federal income tax return and will file selected state and municipal income tax returns separately and selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

The American Jobs Creation Act of 2004 created a one-time opportunity for U.S. companies to repatriate undistributed earnings from foreign subsidiaries at a substantially reduced federal tax rate. The reduced rate is achieved via an 85% dividends received deduction. In the Company’s case, foreign earnings must be repatriated by December 31, 2005 in order to qualify for this benefit. The Company has foreign subsidiaries with approximately $15,000 in undistributed earnings that may be available for repatriation. There are a variety of additional technical requirements, related to such factors as the use of the repatriated earnings, which must be considered to take advantage of the reduced tax rate. The Company’s management has begun to evaluate the feasibility of repatriating the undistributed earnings of the Company’s foreign subsidiaries and expects to complete its evaluation by the end of the second quarter of 2005. Under the provisions of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes - Special Areas,” the Company has not recorded income taxes on the earnings of the foreign subsidiaries. The repatriation of undistributed earnings of foreign subsidiaries could increase the Company’s income tax expense by up to $1,000 during the year ended December 31, 2005.

The provision (benefit) for income taxes consists of the following:

	Three months ended March 31,
	2005	2004
Current:
Federal	$27,113	$18,434
State and local	3,615	2,678
Foreign	964	1,169
Release of reserves related to New York State tax audits	—	(8,659)

Total current	31,692	13,622

Deferred:
Federal	(3,029)	6,818
State and local	(1,332)	(351)

Total deferred	(4,361)	6,467

Total	$27,331	$20,089

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

12.	Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in receivable from affiliates in the consolidated statements of financial condition, consist of the following:

	March 31, 2005	December 31, 2004
Deferred tax assets:
Compensation and benefits	$79,336	$71,804
Deferred revenue	706	1,321
Other	7,488	5,165

Gross deferred tax asset	87,530	78,290

Deferred tax liabilities:
Goodwill	41,891	39,370
Depreciation	9,120	8,369
Other	4,991	4,311

Gross deferred tax liability	56,002	52,050

Net deferred tax asset	$31,528	$26,240

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Three months ended March 31,
	2005	%	2004	%
Expected income tax expense	$26,024	35.0%	$26,453	35.0%

Increase (decrease) in income taxes resulting from:
Release of reserves related to New York State tax audits	—	—	(8,659)	(11.4)
Tax-exempt interest income	(233)	(0.3)	(392)	(0.5)
State and local taxes	1,484	2.0	1,652	2.1
Foreign taxes	(14)	—	299	0.4
Other	70	0.1	736	1.0

Income tax expense	$27,331	36.8%	$20,089	26.6%

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

13.	Variable Interest Entities Not Subject to Consolidation

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and the Company may hold interests therein, including investment advisory agreements and equity securities, which may be considered variable interests. The Company engages in these transactions principally to address client needs through the launch of collateralized debt obligations and private investment funds. At March 31, 2005 and December 31, 2004, the aggregate assets and debt and BlackRock’s risk of loss in VIEs in which BlackRock has not been deemed primary beneficiary are as follows:

March 31, 2005	Assets	Debt	BlackRock Risk of Loss
Collaterized debt obligations	$5,425,000	$4,988,000	$46,054
Private investment funds	3,111,000	486,000	18,089

Total	$8,536,000	$5,474,000	$64,143

December 31, 2004
Collaterized debt obligations	$3,152,000	$2,700,000	$13,800
Private investment funds	1,872,000	125,000	33,000

Total	$5,024,000	$2,825,000	$46,800

14.	Comprehensive Income

	Three months ended March 31,
	2005	2004
Net income	$46,536	$55,207
Other comprehensive income (loss):
Unrealized loss on investments, available for sale, net of taxes of ($517) and ($445), respectively	(1,004)	(704)
Foreign currency translation gain (loss)	(627)	966

Comprehensive income	$44,905	$55,469

15.	Borrowings

Convertible Debt

In February 2005, the Company issued $250,000 aggregate principal amount of convertible debentures (the “Debentures”), which will be due in 2035 and bear interest at a rate of 2.625% per annum. The Company used a portion of the net proceeds from this issuance to retire a $150,000 bridge promissory note, the proceeds of which were used to fund a portion of the purchase price for the SSR acquisition.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

15.	Borrowings (continued)

Convertible Debt (continued)

Prior to February 15, 2009, the Debentures will be convertible, only under certain conditions, at the option of the holder into cash and, in certain circumstances, shares of the Company’s class A common stock at an initial conversion rate of 9.7282 shares of class A common stock per $1 principal amount of Debentures, subject to adjustments. On and after February 15, 2009, the Debentures will be convertible at any time prior to maturity at the option of the holder into cash and, in certain circumstances, shares of class A common stock at the above initial conversion rate, subject to adjustments.

Beginning February 20, 2010, the Company may redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any. Holders may require the Company to repurchase the Debentures at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any, on February 15, 2010, 2015, 2020, 2025 and 2030, or at any time prior to their maturity upon the occurrence of certain events, at 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any.

Line of Credit

A wholly owned subsidiary of the Company has a $200,000 line of credit with a related party. Borrowings under the affiliated line of credit bear interest at LIBOR plus 1.5%. The borrowing has a scheduled maturity date of January 31, 2006. The Company had no advances under the line of credit at March 31, 2005.

16.	Lease Commitments

Future minimum commitments under BlackRock’s operating leases, including leases assumed in the SSR acquisition and net of rental reimbursements of $1,267 through 2006 from sublease arrangements, are as follows:

2005	$13,936
2006	20,391
2007	20,220
2008	20,063
2009	20,341
Thereafter	153,723

$248,674

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

17.	Related Party Transactions

The Company provides investment advisory and administration services to the BlackRock Funds, the BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Three months ended March 31,
	2005	2004
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$6,529	$9,296
Other	22,511	9,486
BlackRock Closed-end Funds - Other	19,898	16,789
BlackRock Liquidity Funds
PNC	3,913	3,101
Other*	17,107	17,511
STIF - PNC	208	263

	$70,166	$56,446

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries, MetLife-sponsored variable annuities and separate accounts, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura for a fee, based on assets under management. In addition, the Company provides risk management and private client services to PNC.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

17.	Related Party Transactions (continued)

Revenues for such services are as follows:

	Three months ended March 31,
	2005	2004
Separate accounts:
MetLife	$9,431	$0
Nomura	2,187	1,873
PNC	1,723	2,272
Private client services - PNC	1,383	1,381
Other income-risk management - PNC	1,250	1,250

	$15,974	$6,776

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three month periods ended March 31, 2005 and 2004 totaled approximately $15,006 and $17,563, respectively.

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

MetLife provides general and administration services to the Company, during a transition period, in support of SSR and its consolidated subsidiaries. These services are anticipated to cease during the second quarter of 2005. In addition, SSR leases a portion of its office space under formal sublease agreements with MetLife.

Additionally, the Company has entered into subadvisory and consulting agreements with Nomura and an entity whose President and Chief Executive Officer serves on the Company’s Board of Directors.

BlackRock Realty Advisors, Inc. (“Realty”) maintains a $200,000 line of credit with a subsidiary of MetLife, which expires on January 31, 2006. Realty uses the line of credit to finance the acquisition of real estate prior to the closing of sponsored investment funds. During the quarter ended March 31, 2005, the Company repaid outstanding advances under the line of credit, which totaled $92,500, following the sale of related real estate to a newly formed investment fund. Borrowings under the affiliated line of credit bear interest at LIBOR plus 1.5%. At March 31, 2005, Realty had no advances outstanding under the line of credit.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

17.	Related Party Transactions (continued)

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended March 31,
	2005	2004
Fund administration and servicing costs	$4,057	$5,068
General and administration	1,647	1,239
General and administration-consulting	2,058	2,686
Interest expense	625	—

	$8,387	$8,993

Additionally, an indirect wholly owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable was $14,431 and $2,983 at March 31, 2005 and December 31, 2004, respectively, which primarily represent investment and administration services provided to MetLife, Nomura, PNC subsidiaries and affiliates.

Receivable from affiliates was $27,906 and $12,190 at March 31, 2005 and December 31, 2004, respectively. These amounts primarily represent deferred income taxes receivable.

Included in other assets are advances to employees under the SSR Old Plan and Company-owned life insurance policies, underwritten by MetLife, which are used to fund obligations under the SSR New Plan totaling $4,125 and $12,335, respectively.

Accounts payable and accrued liabilities-affiliates were $35,546 and $3,632 at March 31, 2005 and December 31, 2004, respectively. These amounts primarily represent income taxes payable and accrued fund administration and servicing costs affiliates payable to PNC and do not bear interest.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $391 billion of assets under management at March 31, 2005. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, cash management and alternative investment separate accounts and mutual funds, including the BlackRock Funds and the BlackRock Liquidity Funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the nation’s largest diversified financial services organizations providing regional community banking, wholesale banking, wealth management, asset management and global fund services. As of March 31, 2005, PNC indirectly owned approximately 70% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended March 31, 2005, December 31, 2004 and March 31, 2004:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended			Variance vs.
	March 31,		December 31, 2004	March 31, 2004		December 31, 2004
	2005	2004		Amount	%	Amount	%
Total revenue	$250,083	$181,823	$188,677	$68,260	38%	$61,406	33%
Total expense	$183,501	$112,056	$132,851	$71,445	64%	$50,650	38%
Operating income	$66,582	$69,767	$55,826	$(3,185)	-5%	$10,756	19%
Net income	$46,536	$55,207	$49,752	$(8,671)	-16%	$(3,216)	-6%
Diluted earnings per share	$0.70	$0.84	$0.75	$(0.14)	-17%	$(0.05)	-7%
Diluted earnings per share, as adjusted (a)	$0.89	$0.71	$0.72	$0.18	25%	$0.17	24%
Average diluted shares outstanding	66,880,713	65,807,605	66,229,527	1,073,108	2%	651,186	1%
Operating margin	26.6%	38.4%	29.6%
Operating margin, as adjusted (b)	37.7%	40.8%	38.7%

Assets under management ($ in millions)	$391,328	$320,672	$341,760	$70,656	22%	$49,568	15%

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Financial Highlights (continued)

(a) Diluted earnings per share, as adjusted has been derived from the Company’s consolidated financial statements, as follows:

	Three months ended
	March 31,		December 31, 2004
	2005	2004
Net income, GAAP basis	$46,536	$55,207	$49,752
Add back: PNC’s LTIP funding requirement	7,394	—	6,974
SSR acquisition costs	5,590	—	635
Release of reserves related to New York State and New York City tax audits	—	(8,659)	(9,545)

Net income, as adjusted	59,520	46,548	47,816

Diluted earnings per share, GAAP basis	$0.70	$0.84	$0.75

Diluted earnings per share, as adjusted	$0.89	$0.71	$0.72

Management believes diluted earnings per share, as adjusted, is an effective indicator of the Company’s profitability and financial performance over time. The LTIP expense associated with awards to be met by PNC’s funding requirement has been excluded from diluted earnings per share, as adjusted, because, exclusive of the impact related to LTIP participants’ put options, these non-cash charges will not impact BlackRock’s book value. SSR acquisition costs consist of certain compensation costs and professional fees related to the Company’s acquisition of SSRM Holdings, Inc. (SSR). Compensation reflected in this amount represents direct incentives on alternative product performance fees generated in 2004 by SSR employees, assumed by BlackRock in conjunction with the acquisition and settled by BlackRock with no future service requirement. Diluted earnings per share, as adjusted, exclude this amount because it does not relate to current period operations. Professional fees reflected in this amount, which have been considered non-recurring by management, have been excluded from earnings per diluted share, as adjusted, to help ensure the comparability of this information to prior reporting periods.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Financial Highlights (continued)

(b) Operating income, adjusted for LTIP expense, appreciation on assets related to deferred compensation plans and SSR acquisition costs, divided by total revenue less reimbursable property management compensation and fund administration and servicing costs. Amounts were derived from the Company’s consolidated financial statements, as follows:

	Three months ended
	March 31,		December 31, 2004
	2005	2004
Operating income, GAAP basis	$66,582	$69,767	$55,826
Add back: PNC LTIP funding obligation	11,736	—	10,982
Appreciation on assets related to deferred compensation plans	2,063	1,065	2,081
SSR acquisition costs	8,873	—	1,000

Operating income, as adjusted	89,254	70,832	69,889

Revenue, GAAP basis	250,083	181,823	188,677
Less: Reimbursable property management compensation	(4,059)	—	—
Fund administration and servicing costs	(9,109)	(8,360)	(7,939)

Revenue used for operating margin measurement	236,915	173,463	180,738

Operating margin, GAAP basis	26.6%	38.4%	29.6%

Operating margin, as adjusted	37.7%	40.8%	38.7%

We believe that operating margin, as adjusted, is an effective indicator of management’s ability to effectively employ the Company’s resources. Appreciation on assets related to the Company’s deferred compensation plans has been excluded because investment performance of these assets has a nominal impact on net income. Reimbursable property management compensation represents compensation and benefits paid to certain BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from operating margin, as adjusted, because they bear no economic cost to the Company. Fund administration and servicing costs have been excluded from operating margin, as adjusted, because these costs fluctuate based on the discretion of a third party.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of assets under management or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on and changes in the fair value of securities held in client accounts.

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

Operating expense consists of employee compensation and benefits, fund administration and servicing costs, general and administration expense, amortization and impairment of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, vesting of awards granted under the BlackRock, Inc. 2002 Long Term Retention and Incentive Plan (“LTIP”) and related benefit costs. Fund administration and servicing costs reflects payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in the BlackRock Funds and BlackRock Closed-end Funds. Intangible assets at March 31, 2005 and December 31, 2004 were approximately $443.7 million and approximately $184.1 million, respectively, with amortization expense of approximately $1.3 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively. Impairment of intangible assets represents a write-off of an acquired management contract during the three months ended March 31, 2004 due to liquidation of long-short equity hedge funds during the first quarter of 2004. Intangible assets primarily reflect the Company’s acquisition of SSR during the first quarter of 2005 and PNC’s acquisition of BlackRock Financial Management, L.P. on February 28, 1995.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

Assets under management (“AUM”) increased approximately $70.7 billion, or 22%, to $391.3 billion at March 31, 2005, compared with $320.7 billion at March 31, 2004. The growth in assets under management was attributable to $49.7 billion acquired in the Company’s acquisition of SSRM Holdings, Inc. (SSR), the holding company of State Street Research & Management Company and SSR Realty Advisors, Inc., and an increase of $19.8 billion, or 9%, in separate accounts and $1.2 billion, or 1%, in mutual fund assets, exclusive of AUM acquired.

Separate accounts at March 31, 2005, increased $60.0 billion, or 26%, to $292.2 billion as compared with $232.2 billion at March 31, 2004, as a result of AUM acquired of $40.2 billion, net subscriptions of $12.5 billion and market appreciation of $7.4 billion. Acquisitions primarily represented the transition of $23.1 billion in MetLife-sponsored variable annuity products and separate accounts to the Company and a $10.6 billion increase in alternative investment product AUM consisting of real estate products, collateralized debt obligations and energy hedge funds of $6.3 billion, $3.4 billion and $0.8 billion, respectively. Net subscriptions, exclusive of the SSR acquisition, were primarily attributable to fixed income new client sales and increased fundings from existing fixed income clients of $12.8 billion. Market appreciation of $7.4 billion in separate accounts largely reflected appreciation earned on fixed income assets of $5.3 billion due to current income and changes in market interest rates and market appreciation in equity assets of $1.6 billion as equity markets improved during the period.

The $10.7 billion increase in mutual fund assets to $99.1 billion at March 31, 2005, compared with $88.5 billion at March 31, 2004, primarily reflected acquisitions of $9.7 billion and net subscriptions of $0.9 billion. Acquisitions primarily reflect the merger of the SSR mutual funds into the BlackRock Funds, representing an increase of $9.5 billion in AUM. During the year, net subscriptions in other commingled funds, BlackRock Closed-end Funds and the BlackRock Liquidity Funds totaled $1.8 billion, $1.2 billion and $0.7 billion, respectively, all of which were partially offset by net redemptions in the BlackRock Funds, exclusive of the SSR fund mergers, of $2.9 billion. Net subscriptions in other commingled funds resulted from the successful launch of BlackRock Cash Strategies, LLC, an enhanced-yield cash management product, during 2004. The increase in AUM of the BlackRock closed-end funds reflects new funds launched since March 31, 2004, partially offset by term trust maturities of $0.4 billion. Net new business in the BlackRock Liquidity Funds is primarily due to $11.4 billion of net subscriptions during the fourth quarter of 2004 driven by strong relative investment performance, partially offset by outflows attributable to increases in the Federal Funds rate during the second quarter of 2004 and first quarter of 2005, which resulted in a temporary yield advantage for direct investments in the money markets versus mutual funds during those periods. The decline in the BlackRock Funds, exclusive of the SSR mutual fund mergers, was primarily attributable to a decision by PNC’s wealth management business to transfer approximately $2 billion of assets to the BlackRock Liquidity Funds.

AUM at March 31, 2005 increased $49.6 billion, or 15%, as compared to the fourth quarter of 2004, reflecting $49.9 billion in AUM acquired primarily associated with the SSR acquisition. Exclusive of the SSR acquisition, AUM remained relatively unchanged at March 31, 2005, compared to December 31, 2004, as $4.5 billion in net subscriptions in separate accounts, primarily in fixed income, were offset by $4.6 billion in net redemptions in the BlackRock Liquidity Funds due to increases in the Federal Funds rate during the quarter.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	March 31,		December 31, 2004
	2005	2004
All Accounts
Fixed income	$265,291	$226,797	$240,709
Cash Management	74,083	73,769	78,057
Equity	32,388	13,764	14,792
Alternative investment products	19,566	6,342	8,202

Total	$391,328	$320,672	$341,760

Separate Accounts
Fixed income	$239,912	$202,055	$216,070
Cash Management	7,307	6,304	7,360
Cash Management-Securities lending	6,791	8,479	6,898
Equity	18,610	9,003	9,397
Alternative investment products	19,566	6,342	8,202

Subtotal	292,186	232,183	247,927

Mutual Funds
Fixed income	25,379	24,742	24,639
Cash Management	59,985	58,986	63,799
Equity	13,778	4,761	5,395

Subtotal	99,142	88,489	93,833

Total	$391,328	$320,672	$341,760

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the three months ended March 31, 2005 and 2004, respectively. The data reflects certain reclassifications to conform with the current period’s presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(unaudited)

	Quarter ended March 31,
	2005	2004
All Accounts
Beginning assets under management	$341,760	$309,356
Net subscriptions	105	6,340
Acquisitions	49,877	—
Market appreciation (depreciation)	(414)	4,976

Ending assets under management	$391,328	$320,672

% of change in AUM from net subscriptions and acquisitions	100.8%	56.0%

Separate Accounts
Beginning assets under management	$247,927	$222,589
Net subscriptions	4,522	4,971
Acquisitions	40,181	—
Market appreciation (depreciation)	(444)	4,623

Ending assets under management	292,186	232,183

Mutual Funds
Beginning assets under management	93,833	86,767
Net subscriptions (redemptions)	(4,417)	1,369
Acquisitions	9,696	—
Market appreciation	30	353

Ending assets under management	99,142	88,489

Total	$391,328	$320,672

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Quarter Ended 2004
	March 31	June 30	September 30	December 31	2005 March 31
Separate Accounts
Fixed Income
Beginning assets under management	$190,432	$202,055	$199,762	$211,075	$216,070
Net subscriptions	7,141	1,365	5,201	1,121	4,906
Acquisitions	—	—	—	—	20,005
Market appreciation (depreciation)	4,482	(3,658)	6,112	3,874	(1,069)

Ending assets under management	202,055	199,762	211,075	216,070	239,912

Cash Management
Beginning assets under management	5,855	6,304	6,896	7,703	7,360
Net subscriptions (redemptions)	446	591	787	(362)	(632)
Acquisitions	—	—	—	—	558
Market appreciation	3	1	20	19	21

Ending assets under management	6,304	6,896	7,703	7,360	7,307

Cash Management-Securities lending
Beginning assets under management	9,925	8,479	8,771	8,636	6,898
Net subscriptions (redemptions)	(1,446)	292	(135)	(1,738)	(107)

Ending assets under management	8,479	8,771	8,636	6,898	6,791

Equity
Beginning assets under management	9,443	9,003	8,790	8,129	9,397
Net subscriptions (redemptions)	(684)	(195)	(748)	31	(107)
Acquisitions	—	—	—	—	9,061
Market appreciation (depreciation)	244	(18)	87	1,237	259

Ending assets under management	9,003	8,790	8,129	9,397	18,610

Alternative Investment Products
Beginning assets under management	6,934	6,342	6,626	7,418	8,202
Net subscriptions (redemptions)	(486)	220	851	666	462
Acquisitions	—	—	—	—	10,557
Market appreciation (depreciation)	(106)	64	(59)	118	345

Ending assets under management	6,342	6,626	7,418	8,202	19,566

Total Separate Accounts
Beginning assets under management	222,589	232,183	230,845	242,961	247,927
Net subscriptions (redemptions)	4,971	2,273	5,956	(282)	4,522
Acquisitions	—	—	—	—	40,181
Market appreciation (depreciation)	4,623	(3,611)	6,160	5,248	(444)

Ending assets under management	$232,183	$230,845	$242,961	$247,927	$292,186

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Quarter Ended 2004
	March 31	June 30	September 30	December 31	2005 March 31
Mutual Funds
Fixed Income
Beginning assets under management	$23,924	$24,742	$23,780	$24,460	$24,639
Net subscriptions (redemptions)	598	(264)	270	197	(139)
Acquisitions	—	—	—	—	989
Market appreciation (depreciation)	220	(698)	410	(18)	(110)

Ending assets under management	24,742	23,780	24,460	24,639	25,379

Cash Management
Beginning assets under management	58,565	58,986	50,276	51,498	63,799
Net subscriptions (redemptions)	420	(8,710)	1,222	12,309	(4,023)
Acquisitions	—	—	—	—	210
Market appreciation (depreciation)	1	—	—	(8)	(1)

Ending assets under management	58,986	50,276	51,498	63,799	59,985

Equity
Beginning assets under management	4,278	4,761	4,753	4,546	5,395
Net subscriptions (redemptions)	351	4	(146)	455	(255)
Acquisitions	—	—	—	—	8,497
Market appreciation (depreciation)	132	(12)	(61)	394	141

Ending assets under management	4,761	4,753	4,546	5,395	13,778

Total Mutual Funds
Beginning assets under management	86,767	88,489	78,809	80,504	93,833
Net subscriptions (redemptions)	1,369	(8,970)	1,346	12,961	(4,417)
Acquisitions	—	—	—	—	9,696
Market appreciation (depreciation)	353	(710)	349	368	30

Ending assets under management	$88,489	$78,809	$80,504	$93,833	$99,142

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Quarter Ended 2004
	March 31	June 30	September 30	December 31	2005 March 31
Mutual Funds
BlackRock Funds
Beginning assets under management	$18,354	$18,985	$16,603	$16,305	$16,705
Net subscriptions (redemptions)	427	(2,110)	(391)	60	(430)
Acquisitions	—	—	—	—	9,476
Market appreciation (depreciation)	204	(272)	93	340	4

Ending assets under management	18,985	16,603	16,305	16,705	25,755

BlackRock Global Series
Beginning assets under management	838	1,026	1,293	1,299	1,223
Net subscriptions (redemptions)	181	275	(21)	(117)	(104)
Market appreciation (depreciation)	7	(8)	27	41	(4)

Ending assets under management	1,026	1,293	1,299	1,223	1,115

BlackRock Liquidity Funds
Beginning assets under management	52,870	53,159	45,854	47,087	58,453
Net subscriptions (redemptions)	289	(7,305)	1,233	11,374	(4,589)
Market depreciation	—	—	—	(8)	—

Ending assets under management	53,159	45,854	47,087	58,453	53,864

Closed End
Beginning assets under management	13,961	14,552	14,233	14,895	15,410
Net subscriptions	449	111	433	520	175
Acquisitions	—	—	—	—	220
Market appreciation (depreciation)	142	(430)	229	(5)	30

Ending assets under management	14,552	14,233	14,895	15,410	15,835

Other Commingled Funds
Beginning assets under management	744	767	826	918	2,042
Net subscriptions	23	59	92	1,124	531

Ending assets under management	767	826	918	2,042	2,573

Total Mutual Funds
Beginning assets under management	86,767	88,489	78,809	80,504	93,833
Net subscriptions (redemptions)	1,369	(8,970)	1,346	12,961	(4,417)
Acquisitions	—	—	—	—	9,696
Market appreciation (depreciation)	353	(710)	349	368	30

Ending assets under management	$88,489	$78,809	$80,504	$93,833	$99,142

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004.

Revenue

Total revenue for the three months ended March 31, 2005 increased $68.3 million, or 38%, to $250.1 million, compared with $181.8 million for the three months ended March 31, 2004. Investment advisory and administration fees increased $51.9 million, or 32%, to $212.3 million for the three months ended March 31, 2005, compared with $160.3 million for the three months ended March 31, 2004. The increase in investment advisory and administration fees was due to increases in fees earned from separate accounts of $38.0 million, or 37%, and mutual funds of $13.9 million, or 25%. Other income of $37.8 million increased $16.3 million, or 76%, for the three months ended March 31, 2005, compared with $21.5 million for the three months ended March 31, 2004.

	Three months ended March 31,		Variance
	2005	2004	Amount	%
Dollar amounts in thousands	(unaudited)
Investment advisory and administration fees:
Mutual funds	$70,371	$56,446	$13,925	24.7%
Separate accounts	141,885	103,872	38,013	36.6

Total investment advisory and administration fees	212,256	160,318	51,938	32.4
Other income	37,827	21,505	16,322	75.9

Total revenue	$250,083	$181,823	$68,260	37.5%

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004.

Revenue (continued)

Mutual fund advisory and administration fees increased $13.9 million, or 25%, to $70.4 million for the three months ended March 31, 2005, compared with $56.4 million for the three months ended March 31, 2004. The increase in mutual funds revenue was primarily due to the merger of SSR’s mutual funds into the BlackRock Funds, representing an increase of $9.5 billion in AUM, and new closed-end funds launched since March 31, 2004, which generated $1.7 billion of additional AUM.

Separate account revenue increased $38.0 million, or 37%, to $141.9 million for the three months ended March 31, 2005, compared with $103.9 million for the three months ended March 31, 2004. Separate account base fees increased $27.2 million, or 31%, to $115.2 million for the three months ended March 31, 2005, compared with $88.1 million for the three months ended March 31, 2004. The rise in separate account base fees was primarily attributable to a $40.2 billion increase in AUM related to the SSR acquisition and an increase in AUM, exclusive of the SSR acquisition, of $19.8 billion, or 9%, primarily in fixed income accounts. Performance fees of $26.7 million for the three months ended March 31, 2005 increased $10.9 million, or 69%, compared with $15.8 million for the three months ended March 31, 2004. The increase in performance fees was primarily attributable to performance fees earned on the Company’s fixed income hedge fund and was partially offset by $2.7 million in performance fees earned on long-short equity hedge funds during the first quarter of 2004, which have since been liquidated, and a $2.3 million decrease in the annual performance fee earned on one of the Company’s collateralized debt obligations (“CDO”). The performance fee earned on this CDO in 2004 represented a portion of returns realized by its investors since the CDO’s inception in January 2001 and was expected to decline in 2005.

Other income for the quarter ended March 31, 2005 increased $16.3 million, or 76%, primarily due to a $7.1 million, or 36%, increase in fees earned on BlackRock Solutions products and services compared to $19.5 million earned during the first quarter of 2004, $5.6 million in property management fees earned on real estate accounts assumed in the SSR acquisition and $3.2 million earned during 2005 by the Company’s Advisory Services Group, which commenced operations in mid 2004. The increase in BlackRock Solutions revenue during 2005 is primarily attributable to an increase in fees earned from Aladdin implementations and ongoing service bureau engagements of $4.3 million, or 30%, and mortgage portfolio advisory services of $2.1 million, or 130%, reflecting net new assignments during the first quarter of 2005. Property management fees primarily reflect $4.1 million in compensation and benefits, which have been reimbursed on a cost recovery basis from the clients and are included in total revenue pursuant to Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. (continued)

Revenue (continued)

	Three months ended March 31,		Variance
	2005	2004	Amount	%
Dollar amounts in thousands	(unaudited)
Mutual funds revenue
BlackRock Funds	$29,040	$18,782	$10,258	54.6%
Closed End Funds	19,898	16,789	3,109	18.5
BlackRock Liquidity Funds	21,021	20,612	409	2.0
Other Commingled Funds	412	263	149	56.7

Total mutual funds revenue	70,371	56,446	13,925	24.7

Separate accounts revenue
Separate account base fees	115,229	88,066	27,163	30.8
Separate account performance fees	26,656	15,806	10,850	68.6

Total separate accounts revenue	141,885	103,872	38,013	36.6

Total investment advisory and administration fees	212,256	160,318	51,938	32.4

Other income	37,827	21,505	16,322	75.9

Total revenue	$250,083	$181,823	$68,260	37.5%

Expense

Total expense rose $71.4 million, or 64%, to $183.5 million in the first quarter of 2005, compared with $112.1 million during the first quarter of 2004. The increase was attributable to increases in employee compensation and benefits, general and administration expense and amortization of intangible assets, partially offset by the recognition of an impairment on the Company’s intangible assets during the first quarter of 2004.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. (continued)

Expense (continued)

	Three months ended March 31,		Variance
	2005	2004	Amount	%
Dollar amounts in thousands	(unaudited)
Employee compensation and benefits	$126,944	$66,069	$60,875	92.1%
Fund administration and servicing costs
Affiliates	4,017	5,068	(1,051)	(20.7)
Other	5,092	3,292	1,800	54.7
General and administration	46,167	31,299	14,868	47.5
Amortization of intangible assets	1,281	231	1,050	NM
Impairment of intangible assets	—	6,097	(6,097)	NM

Total expense	$183,501	$112,056	$71,445	63.8%

NM = Not meaningful.

During the quarter ended March 31, 2005, employee compensation and benefits increased $60.9 million, or 92%, to $126.9 million compared to $66.1 million for the quarter ended March 31, 2004. The increase in employee compensation and benefits is primarily attributable to increases in incentive compensation and salaries and benefits of $26.5 million and $19.0 million, respectively, and $14.3 million associated with the vesting of LTIP awards, for which the Company initiated expense recognition during the third quarter of 2004, during the period. The $26.5 million, or 85%, increase in incentive compensation is primarily attributable to increased alternative product performance fees earned during the quarter, including $6.5 million in acquisition-related bonus payments to continuing employees of BlackRock, and an increase in bonus-eligible operating income in the first quarter of 2005, compared to the first quarter of 2004. The increase of $19.0 million, or 56%, to salaries and benefits was primarily attributable to staffing increases following the SSR acquisition.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. (continued)

Expense (continued)

	Three months ended March 31,		Variance
	2005	2004	Amount	%
Dollar amounts in thousands	(unaudited)
General and administration expense:
Marketing and promotional	$14,127	$8,206	$5,921	72.2%
Occupancy	7,587	5,651	1,936	34.3
Technology	5,887	4,559	1,328	29.1
Other general and administration	18,566	12,883	5,683	44.1

Total general and administration expense	$46,167	$31,299	$14,868	47.5%

General and administration expense increased $14.9 million, or 48%, in the first quarter of 2005 to $46.2 million compared to $31.3 million for the first quarter of 2004. During the quarter ended March 31, 2005, marketing and promotional increased $5.9 million, or 72%, to $14.1 million compared to $8.2 million for the quarter ended March 31, 2004 primarily due to amortization of deferred mutual fund commissions assumed in the SSR acquisition of $1.6 million, $0.8 million in underwriter offering costs for a new closed-end fund (The BlackRock Health Sciences Trust) and increased marketing activities associated with the Company’s institutional products. Occupancy for the first quarter of 2005 totaled $7.6 million, representing a $1.9 million, or 34%, increase, from $5.7 million for the first quarter of 2004. The increase in occupancy during the first quarter of 2005 primarily reflects costs related to the Company taking occupancy of office space at 55 East 52nd Street, New York, New York, during the first quarter of 2005 and $0.9 million related to space assumed in the SSR acquisition. During the quarter ended March 31, 2005, technology increased by $1.3 million, or 29%, to $5.9 million compared to $4.6 million for the quarter ended March 31, 2004, primarily due to increased depreciation of approximately $0.9 million, related to additions to support business growth and assets assumed in the SSR acquisition, and $0.3 million, representing SSR integration costs. The $5.7 million, or 44%, increase in other general administration expense from $18.6 million of the quarter ended March 31, 2005 compared to $12.9 million for the quarter ended March 31, 2004 is primarily attributable to $4.4 million in increased professional fees primarily related to SSR integration costs and Sarbanes-Oxley Act compliance activities and a $1.0 million increase in market data costs.

The $1.1 million increase in amortization of intangible assets reflects amortization of management contracts acquired in the SSR acquisition. Expected annual amortization expense for these contracts totals approximately $6.2 million, or $0.06 per diluted share. During the first quarter of 2004, in connection with the liquidation of several of the Company’s long-short equity hedge funds, the Company recognized a $6.1 million impairment charge representing the carrying value of the funds’ acquired management contract.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. (continued)

Operating Income and Net Income

Operating income was $66.6 million for the quarter ended March 31, 2005 and includes a $14.3 million expense associated with awards granted under the LTIP. Exclusive of LTIP expense, operating income for the quarter ended March 31, 2005 increased $11.2 million, or 16%, compared with $69.8 million for the quarter ended March 31, 2004. Non-operating income increased $2.0 million, or 34%, to $7.8 million for the quarter ended March 31, 2005 as compared to $5.8 million for the quarter ended March 31, 2004. The increase was primarily attributable to appreciation on a hedge fund investment acquired in the SSR acquisition of $3.8 million. The performance of this hedge fund investment is partially allocated to one of the Company’s deferred compensation plans; as a result, a portion of the return on this investment is reflected in compensation and benefits expense. This amount was partially offset by a $1.3 million decrease in distributions received from one of the Company’s collateralized debt obligations during the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, and $1.1 million of interest expense associated with borrowings used to finance the SSR acquisition. Income tax expense was $27.3 million and $20.1 million, representing effective tax rates of 36.8% and 26.6% for the quarters ended March 31, 2005 and 2004, respectively. The increase in the Company’s effective tax rate was primarily attributable to net income benefits of approximately $8.7 million, recognized in the first quarter of 2004, associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001. Net income totaled $46.5 million for the quarter ended March 31, 2005 and includes the after tax impact of LTIP awards to be funded by a capital contribution of stock by PNC and expenses related to the SSR acquisition, which had a net income effect of $7.4 million and $5.6 million, respectively. SSR acquisition costs consisted of certain compensation costs and professional fees. Compensation reflected in SSR acquisition costs represents acquisition-related bonus payments to continuing employees of BlackRock. In addition, net income of $55.2 million during the quarter ended March 31, 2004 included the New York State tax benefits discussed previously. Exclusive of these items, net income for the first quarter of 2005 increased $13.0 million, or 28%, compared to the first quarter of 2004.

Liquidity and Capital Resources

BlackRock meets its working capital requirements primarily through cash generated by its operating activities. Cash used in the Company’s operating activities totaled $134.2 million for the quarter ended March 31, 2005, including a $149.5 million net settlement of the Company’s 2004 incentive compensation programs. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

In January 2005, the Company closed its acquisition of SSR from MetLife, Inc. for approximately $233.1 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration, which, contingent on certain measures, could increase the purchase price by up to 25%, may be paid over 5 years. The Company financed $150.0 million of the purchase price with a bridge promissory note from Morgan Stanley Senior Funding, Inc. at an annual rate of 2.875%.

In February 2005, the Company issued $250.0 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at a rate of 2.625% per annum. The Company used a portion of the net proceeds from this issuance to retire the bridge promissory note and plans to use the remainder of the net proceeds for general corporate purposes.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. (continued)

Liquidity and Capital Resources (continued)

In connection with the SSR acquisition, the Company assumed approximately $236.0 million in liabilities, which consisted of $113.2 million related to SSR’s 2004 incentive compensation programs and severance and retention costs, of which approximately $80 million were settled prior to March 31, 2005, and secured borrowings of approximately $111.8 million. During 2004 and January 2005, a subsidiary of SSR acquired approximately $112.2 million in real estate holdings in preparation for a commingled fund launch with advances under a line of credit and the assumption of a mortgage over one of the properties. During March 2005, the Company sold the properties to a sponsored investment fund, upon the fund’s closing, and retired all related borrowings.

Net cash flow used in investing activities was $138.1 million for the quarter ended March 31, 2005, primarily consisting of $242.7 million in cash consideration related to the SSR acquisition and $16.7 million in capital expenditures primarily representing build out costs associated with Company’s new office space at 55 East 52nd Street, which was partially offset by the sale of real estate held for sale for $112.2 million.

Net cash flow provided by financing activities was $127.5 million for the quarter ended March 31, 2005 and primarily represented $245.0 million in net proceeds from an offering of convertible debentures during the quarter, $7.3 million due to the exercise of employee stock options during the first quarter of 2005 and $6.4 million in subscriptions to sponsored investment funds consolidated by the Company. These amounts were partially offset by the payment of $19.3 million in dividends.

During the quarter ended March 31, 2005, free cash flow, defined as cash used in operating activities ($134.2 million and $33.9 million for the quarters ended March 31, 2005 and 2004, respectively) less purchases of property and equipment ($16.7 million and $4.6 million for the quarters ended March 31, 2005 and 2004, respectively), decreased by $112.4 million, to a deficit of $150.9 million as compared to a deficit of $38.5 million for the first quarter of 2004. The Company typically operates at a free cash flow deficit during the first quarter of its fiscal year due to the settlement of the prior year’s annual incentive programs. The increase in the Company’s free cash flow deficit for the first quarter of 2005, compared to the first quarter of 2004, is primarily attributable to the settlement of compensation liabilities assumed in the SSR acquisition of approximately $80 million, an increase of $28.5 million, or 27%, in cash-based incentive compensation as a result of an increase in bonus-eligible operating income growth in 2004 compared to 2003 and an increased level of capital expenditures during 2005 primarily related to the build out of the Company’s new office space at 55 East 52nd Street, New York, New York. These amounts were partially offset by increased cash basis net income for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004.

Total capital at March 31, 2005 was $1.1 billion and was primarily comprised of stockholders’ equity and borrowings of $250 million.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. (continued)

Contractual Obligations and Commercial Commitments

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at a rate of 2.625% per annum. The Company can first redeem the debentures, at par, in February 2010.

The Company leases its primary office space under agreements that expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments.

In the ordinary course of business, BlackRock enters into contracts (purchase obligations) with third parties pursuant to which the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts which are either noncancelable or cancelable with penalty. At March 31, 2005, the Company’s obligations primarily reflected shareholder servicing arrangements related to client investments in the BlackRock Closed-end Funds, subadvisory agreements and standard service contracts with third parties for portfolio, market data and office services.

In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

In connection with the management contract acquired on May 15, 2000 associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition. For the three months ended March 31, 2005, the related expense was $0.1 million. At March 31, 2005, the future commitment under the agreement is $6.5 million. If Anthracite’s management contract with BlackRock is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

The Company has entered into a commitment to invest $13.9 million in Carbon Capital II, Inc., an alternative investment fund sponsored by BlackRock, of which $9.3 million remained unfunded at March 31, 2005.

On April 30, 2003, the Company purchased an investment manager of a hedge fund of funds for approximately $4.1 million in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if settled at March 31, 2005, would be approximately $3.8 million.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. (continued)

Contractual Obligations and Commercial Commitments (continued)

Summary of Commitments (unaudited):

	Total	2005	2006	2007	2008	2009	Thereafter
(Dollar amounts in thousands)
Convertible Debentures	$250,000	$—	$—	$—	$—	$—	$250,000
Lease Commitments	248,674	13,936	20,391	20,220	20,063	20,341	153,723
Purchase Obligations	22,731	13,898	5,155	2,918	760	—	—
Investment Commitments	9,328	9,328	—	—	—	—	—
Acquired Management Contract	6,500	1,500	1,000	1,000	1,000	1,000	1,000
Acquisition Forward Commitment	3,881	—	—	—	3,881	—	—

Total Commitments	$541,114	$38,662	$26,546	$24,138	$25,704	$21,341	$404,723

In January 2005, the Company closed its previously announced acquisition of SSR from MetLife, Inc. Under the terms of the transaction, MetLife, Inc. received at closing $233.1 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration, which, contingent on certain measures could increase the purchase price by up to 25%, may be paid over 5 years. The Company is unable to estimate its potential obligation under these contingent payment provisions at this time.

Off Balance Sheet Arrangement

SSR acts as investment manager for a synthetic collateralized credit default swap obligation. In connection with this transaction, SSR entered into a junior swap arrangement in a notional amount of approximately $16.7 million, providing credit protection to a portfolio of highly-rated asset-backed securities and corporate bonds. The fair value of the swap arrangement at March 31, 2005 was $2.5 million and is included in investments, other, on the consolidated statement of financial condition.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management considers the following accounting policies critical to an informed review of BlackRock’s consolidated financial statements. A summary of additional accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If the Company does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s intent on holding the security. If BlackRock holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. Management’s conclusion that the Company holds significant influence over an issuer whose security was previously classified as an available for sale security has a significant impact on the Company’s net income due to the related accounting treatment. Under the equity method, the Company’s share of the investee’s net income is recorded in investment income (loss), while unrealized gains and losses on available for sale securities are recorded in the accumulated other comprehensive income or loss component of stockholders’ equity until the securities are sold. Unrealized losses incurred on March 31, 2005 on readily marketable available for sale securities were less than $0.1 million.

Nonmarketable Equity Securities

Investments, other, are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense) for alternative investment products and other income for operating joint ventures. If the Company does not maintain significant influence over the investee’s operations, the cost method of accounting is used. Under the cost method of accounting, investment income is recognized as received or upon the sale of the security. Therefore, management’s conclusion that BlackRock holds significant influence over an issuer has a significant impact on the Company’s net income. Unrealized gains related to investments accounted for under the cost method totaled approximately $1.4 million during the three months ended March 31, 2005.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. A change in an asset class’s estimated useful life by management would have a significant impact on the Company’s depreciation expense (approximately $5.7 million for the three months ended March 31, 2005) due to the concentration of the Company’s property and equipment in relatively short-lived assets (useful lives of three to five years). A summary of the estimated useful lives used, by asset class, is included in Note 4 in the Notes to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are recognized at the closing of the respective real estate transactions.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Revenue Recognition (continued)

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded as earned. Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal. At March 31, 2005, no performance fees recorded by the Company are subject to reversal.

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

Intangible Assets

At March 31, 2005, the carrying amounts of the Company’s intangible assets are as follows:

Goodwill	$187,637
Management contracts acquired:
Indefinite life	199,816
Definite life	56,209
Other	23

Total goodwill and intangible assets	$443,685

Definite-lived acquired management contracts are amortized over their expected useful lives, which, at March 31, 2005, range from one to twenty years. Management reassesses these lives each quarter based on historical attrition rates and other events and circumstances that may in the future influence these rates. Significant judgment is required to estimate the period that these assets will contribute to the Company’s cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on the amount of the Company’s amortization expense ($1.1 million for the quarter ended March 31, 2005). We assess each of our definite-lived acquired management contracts for impairment at least annually by comparing their carrying value to their projected undiscounted cash flows. If a contract’s carrying value exceeds its projected undiscounted cash flows, an impairment charge, measured on a discounted cash flow basis, is recorded in the Company’s consolidated statement of income.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Intangible Assets

Indefinite-lived acquired management contracts are not amortized because management has concluded that these contracts will contribute to the Company’s future cash flows for an indefinite period of time. Each quarter, management assesses whether events and circumstances have occurred that indicate these contracts might have a definite life. The carrying amount of each indefinite-lived acquired management contract is tested at least annually, or at such time that management concludes the assets no longer have an indefinite life by comparing the carrying amount of each asset to its fair value. Fair value of each indefinite-lived acquired management contract is primarily based on discounted cash flow analysis. Management’s valuation analysis reflects assumptions of the growth of the assets, discount rates and other factors. Changes in the estimates used in these valuations could materially affect the impairment conclusion. Impairment would be recognized for indefinite lived acquired management contracts if the asset’s carrying value exceeds its fair value.

Related Party Transactions

The Company provides investment advisory and administration services to the BlackRock Funds, the BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Three months ended March 31,
	2005	2004
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$6,529	$9,296
Other	22,511	9,486
BlackRock Closed-end Funds - Other	19,898	16,789
BlackRock Liquidity Funds
PNC	3,913	3,101
Other*	17,107	17,511
STIF - PNC	208	263

	$70,166	$56,446

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries, MetLife-sponsored variable annuities and separate accounts, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura for a fee, based on assets under management. In addition, the Company provides risk management and private client services to PNC.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Revenues for such services are as follows:

	Three months ended March 31,
	2005	2004
(Dollar amounts in thousands)	(unaudited)
Separate accounts:
MetLife	$9,431	$0
Nomura	2,187	1,873
PNC	1,723	2,272
Private client services - PNC	1,383	1,381
Other income-risk management - PNC	1,250	1,250

	$15,974	$6,776

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three month periods ended March 31, 2005 and 2004 totaled approximately $15.0 million and $17.6 million, respectively.

PNC subsidiaries and PNC-related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	March 31,
	2005	2004
(Dollar amounts in millions)	(unaudited)
BlackRock Open-end Funds	$7,095	$9,880
BlackRock Liquidity Funds	10,220	8,301
STIF	631	767
Separate accounts	9,506	11,747

	$27,452	$30,695

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

MetLife provides general and administrative services to the Company, during a transition period, in support of SSR and its consolidated subsidiaries. These services are anticipated to cease during the second quarter of 2005. In addition, SSR leases a portion of its office space under formal sublease agreements with MetLife.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Additionally, the Company has entered into subadvisory and consulting agreements with Nomura and an entity whose President and Chief Executive Officer serves on the Company’s Board of Directors.

BlackRock Realty Advisors, Inc. (“Realty”) maintains a $200 million line of credit with a subsidiary of MetLife, which expires on January 31, 2006. Realty uses the line of credit to finance the acquisition of real estate prior to the closing of sponsored investment funds. During the quarter ended March 31, 2005, the Company repaid outstanding advances under the line of credit, which totaled $92.5 million, following the sale of related real estate to a newly formed investment fund. Borrowings under the affiliated line of credit bear interest at LIBOR plus 1.5%. At March 31, 2005, Realty had no advances outstanding under the line of credit.

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended March 31,
	2005	2004
(Dollar amounts in thousands)	(unaudited)
Fund administration and servicing costs	$4,057	$5,068
General and administration	1,647	1,239
General and administration-consulting	2,058	2,686
Interest expense	625	—

	$8,387	$8,993

Additionally, an indirect wholly owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable was approximately $14.4 million and $3.0 million at March 31, 2005 and December 31, 2004, respectively, which primarily represent investment and administration services provided to MetLife, Nomura, PNC subsidiaries and affiliates.

Receivable from affiliates was approximately $27.9 million and $12.2 million at March 31, 2005 and December 31, 2004, respectively. These amounts primarily represent deferred income taxes receivable.

Included in other assets are advances to employees under the deferred compensation plan sponsored by SSR prior to 2003 (“SSR Old Plan”) and Company-owned life insurance policies, underwritten by MetLife, which are used to fund obligations under the SSR deferred compensation plan (“SSR New Plan”) totaling $4.1 million and $12.3 million, respectively. The terms of the SSR Old Plan and SSR New Plan are included in Note 8 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Accounts payable and accrued liabilities-affiliates were approximately $35.5 million and $3.7 million at March 31, 2005 and December 31, 2004, respectively. These amounts primarily represent income taxes payable and accrued fund administration and servicing costs affiliates payable to PNC and do not bear interest.

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

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements (continued)

In addition to factors previously disclosed in BlackRock’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this press release, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions and divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; and (15) the integration of the business of SSRM Holdings, Inc. into the business of BlackRock.

BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2004 and BlackRock’s subsequent reports filed with the SEC, accessible on the SEC’s website at http://www.sec.gov and on BlackRock’s website at http://www.blackrock.com, discuss these factors in more detail and identify additional factors that can affect forward-looking statements.

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is exposed to the risk of interest rate, securities market and general economic fluctuations.

BlackRock’s investments consist primarily of BlackRock funds, private investment funds and debt securities. Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. In certain cases, BlackRock maintains a controlling interest in a sponsored investment fund and the underlying securities are reflected on the Company’s statement of financial conditions. As of March 31, 2005, the carrying value of seed investments was $216.9 million. The carrying value of BlackRock’s operating investments was $108.5 million and included $52.0 million in securities associated with senior employee elections under the Company’s deferred compensation plans with the remaining $56.4 million invested in various alternative investment products. These investments expose BlackRock to either equity price risk or interest rate risk dependent on the underlying securities portfolio of each investment fund. BlackRock does not hold any derivative securities to hedge its investments. The following table summarizes the fair values of the investments exposed to equity price risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 10% increase or decrease in equity prices:

	Fair Value	Fair value assuming 10% increase in market price	Fair value assuming 10% decrease in market price
March 31, 2005
Mutual funds	$25,844	$28,428	$23,260
Equity securities	19,248	21,173	17,323

Total investments, trading	45,092	49,601	40,583

Mutual funds	14,834	16,317	13,351

Total investments, available for sale	14,834	16,317	13,351

Other
Equity method	83,378	91,716	75,040
Fair value	31,101	34,211	27,991

Total investments, other	114,479	125,927	103,031

Total investments	$174,405	$191,845	$156,965

December 31, 2004
Mutual funds	$15,688	$17,257	$14,119
Equity securities	9,385	10,324	8,447

Total investments, trading	25,073	27,581	22,566

Mutual funds	2,617	2,879	2,355

Total investments, available for sale	2,617	2,879	2,355

Other
Equity method	28,730	31,603	25,857
Fair value	30,379	33,417	27,341

Total investments, other	59,109	65,020	53,198

Total investments	$86,799	$95,480	$78,119

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

At March 31, 2005, investments, trading, and investments, other, with carrying values of approximately $25.5 million and $26.5 million, respectively, reflects investments by BlackRock with respect to senior employee elections under the Company’s deferred compensation plans. Therefore, any change in the carrying value of these investments is offset by a corresponding change in the related deferred compensation liability.

The following table summarizes the fair value of the Company’s investments in debt securities and funds which invest primarily in debt securities, which expose BlackRock to interest rate risk, at March 31, 2005 and December 31, 2004. The table also provides a sensitivity analysis of the estimated fair value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming -100 basis point shift
March 31, 2005
U.S. government securities	$28,937	$26,603	$31,249
Foreign government securities	1,124	1,034	1,214
Mortgage backed securities	14,531	14,136	14,926
Corporate notes and bonds	10,220	9,772	10,668
Municipal bonds	118	111	123

Total investments, trading	54,930	51,656	58,179

Mutual funds	3,608	3,482	3,732
Collaterialized debt obligations	29,387	31,318	27,454

Total investments, available for sale	32,995	34,800	31,186

Cost method	60,562	60,677	60,453
Fair value	2,500	2,500	2,500

Total investments, other	63,062	63,177	62,953

Total investments	$150,987	$149,633	$152,318

December 31, 2004
U.S. government securities	$22,275	$22,275	$24,073
Mortgage backed securities	12,388	12,388	12,639
Corporate notes and bonds	9,371	8,981	9,769
Municipal bonds	120	120	126

Total investments, trading	44,154	43,764	46,607

Mutual funds	3,662	3,662	3,796
Collaterialized debt obligations	12,760	12,759	13,326

Total investments, available for sale	16,422	16,420	17,121

Equity method	45,518	45,518	45,957
Cost method	34,605	35,004	34,858

Total investments, other	80,123	80,522	80,814

Total investments	$140,699	$140,706	$144,543

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at 2.625% per annum. Prior to February 15, 2009, the debentures will be convertible, only under certain conditions, at the option of the holder into cash and, in certain circumstances, shares of the Company’s class A common stock at an initial conversion rate of 9.7282 shares of class A common stock per $1 principal amount of debentures. On and after February 15, 2009, the debentures will be convertible at any time prior to maturity at the option of the holder into cash and, in certain circumstances, shares of class A common stock at the above initial conversion rate, subject to adjustments. At March 31, 2005, the fair value of the debentures was $243.4 million.

Due to the debentures’ conversion feature, these financial instruments are exposed to both interest rate risk and equity price risk. Assuming 100 basis point upward and downward parallel shifts in the yield curve, based on the fair value of the debentures on March 31, 2005, the fair value of the debentures would fluctuate to $235.4 million and $251.5 million, respectively. Assuming a 10% increase and 10% decrease in the Company’s stock price, based on the fair value of the debentures on March 31, 2005, the fair value of the debentures would fluctuate to $254.0 million and $234.0 million, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 4. Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated its disclosure controls and procedures and concluded that its disclosure controls and procedures were effective as of March 31, 2005.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II — OTHER INFORMATION (continued)

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)	During the three months ended March 31, 2005, the Company made the following purchases of its equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2005 through January 31, 2005	—		—	—	1,082,825

February 1, 2005 through February 28, 2005	1,055	[2]	$79.61	—	1,082,825

March 1, 2005 through March 31, 2005	—		—	—	1,082,825

Total	1,055		$79.61	—

[1]	On January 21, 2004, the Company announced a two million share repurchase program. The Company is currently authorized to repurchase approximately 1.1 million shares under this repurchase program.
[2]	Represents purchases made by the Company to satisfy income tax withholding obligations of certain employees.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(8)	Amended and Restated Bylaws of the Registrant.

3.3	(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4	(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1	(1)	Specimen of Common Stock Certificate (per class).

4.2	(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3	(9)

Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4	(16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5	(16)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.4).

10.1	(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2	(1)	1999 Stock Award and Incentive Plan. +

10.4	(1)	Nonemployee Directors Stock Compensation Plan. +

10.5	(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6	(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7	(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8	(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9	(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10	(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11	(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12	(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13	(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14	(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15	(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16	(10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17	(10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18	(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19	(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits (continued)

Exhibit No.		Description

10.20	(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21	(9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22	(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23	(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24	(10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29	(11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30	(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31	(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32	(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33	(14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34	(14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35	(15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36	(16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37	(16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.38	(16)

Registration Rights Agreement dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

21.1	(16)	Subsidiaries of the Registrant.

31.1		Section 302 Certification of Chief Executive Officer.

31.2		Section 302 Certification of Chief Financial Officer.

32.1		Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(11)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits (Continued)

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.

+	Denotes Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

Date: May 9, 2005	By:	/s/ Paul L. Audet
Paul L. Audet
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(8)	Amended and Restated Bylaws of the Registrant.

3.3(8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen of Common Stock Certificate (per class).

4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4(16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5(16)	Form of 2.625% Convertible Debenture due 2035 included as Exhibit A to Exhibit 4.4).

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(1)	1999 Stock Award and Incentive Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16(10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17(10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21(9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24(10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29(11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.30(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33(14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34(14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35(15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36(16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37(16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan.

10.38(16)	Registration Rights Agreement, dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as represented of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

21.1(16)	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2003.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(11)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.
(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
+	Denotes compensatory plans.