Form 10-Q
period 2005-06-30
BLACKROCK INC /NY
filed 2005-08-05
CIK 1060021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were 19,767,663 shares of the registrant’s class A common stock outstanding and 44,502,957 shares of the registrant’s class B common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$367,386	$457,673
Accounts receivable	210,431	153,152
Investments	282,807	227,497
Property and equipment, net	115,323	93,701
Intangible assets, net	499,991	184,110
Receivable from affiliates	33,365	12,190
Deferred mutual fund commissions	15,398	—
Other assets	37,843	16,912

Total assets	$1,562,544	$1,145,235

Liabilities
Accrued compensation	$317,201	$311,351
Long term borrowings	250,000	—
Purchase price contingencies	55,332	—
Accounts payable and accrued liabilities
Affiliate	10,722	3,632
Other	38,616	27,185
Acquired management contract obligation	3,791	4,810
Other liabilities	22,690	12,736

Total liabilities	698,352	359,714

Minority interest	10,577	17,169

Stockholders’ equity
Common stock, class A, 19,965,305 and 19,243,878 shares issued, respectively	200	192
Common stock, class B, 45,447,417 and 45,499,510 shares issued, respectively	455	455
Additional paid-in capital	210,998	165,377
Retained earnings	711,244	650,016
Unearned compensation	(14,716)	(4,588)
Accumulated other comprehensive gain	4,680	8,254
Treasury stock, class A, at cost, 338,241 and 270,998 shares held, respectively	(25,436)	(17,545)
Treasury stock, class B, at cost, 806,667 shares held	(33,810)	(33,809)

Total stockholders’ equity	853,615	768,352

Total liabilities and stockholders’ equity	$1,562,544	$1,145,235

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue
Investment advisory and administration fees
Mutual funds	$77,247	$54,981	$147,618	$111,427
Separate accounts	154,224	107,032	296,109	210,904
Other income
Affiliate	1,250	1,378	2,500	2,636
Other	38,668	20,421	75,244	40,668

Total revenue	271,389	183,812	521,471	365,635

Expense
Employee compensation and benefits	131,015	81,618	257,959	147,687
Fund administration and servicing costs
Affiliate	4,096	4,948	8,113	10,016
Other	6,330	3,070	11,422	6,362
General and administration
Affiliate	1,678	1,411	4,795	5,336
Other	44,719	29,952	87,769	57,326
Amortization of intangible assets	1,656	232	2,937	463
Impairment of intangible assets	—	—	—	6,097

Total expense	189,494	121,231	372,995	233,287

Operating income	81,895	62,581	148,476	132,348

Non-operating income (expense)
Investment income	6,027	16,038	15,814	22,935
Interest expense	(2,063)	(550)	(4,077)	(1,634)

Total net non-operating income	3,964	15,488	11,737	21,301

Income before income taxes and minority interest	85,859	78,069	160,213	153,649
Income taxes	31,324	26,521	58,655	46,610

Income before minority interest	54,535	51,548	101,558	107,039
Minority interest	1,200	3,552	1,687	3,836

Net income	$53,335	$47,996	$99,871	$103,203

Earnings per share
Basic	$0.83	$0.75	$1.55	$1.62
Diluted	$0.80	$0.73	$1.49	$1.57

Dividends paid per share	$0.30	$0.25	$0.60	$0.50

Weighted-average shares outstanding
Basic	64,354,069	63,647,316	64,322,465	63,701,625
Diluted	66,796,087	65,766,979	66,844,720	65,776,975

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Year to Date June 30,
	2005	2004
Cash flows from operating activities
Net income	$99,871	$103,203
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,468	10,105
Impairment of intangible assets	—	6,097
Minority interest	1,687	3,836
Stock-based compensation	35,251	6,942
Deferred income taxes	(8,312)	7,210
Tax benefit from stock-based compensation	2,503	1,761
Net gain on investments	(3,856)	(11,889)
Amortization of bond issuance costs	403	—
Amortization of deferred mutual commissions	5,426	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,575)	(19,783)
Increase in investments, trading	(7,159)	(9,156)
Increase in receivable from affiliates	(12,863)	(209)
Increase in other assets	(4,906)	(914)
Decrease in accrued compensation	(132,071)	(36,870)
Increase (decrease) in accounts payable and accrued liabilities	11,734	(18,069)
Increase (decrease) in other liabilities	8,152	(2,489)

Cash (used in) provided by operating activities	(10,247)	39,775

Cash flows from investing activities
Purchase of property and equipment	(29,138)	(9,892)
Purchase of investments	(13,572)	(36,006)
Sale of investments	28,129	89,742
Sale of real estate held for sale	112,184	—
Deemed cash contribution upon consolidation of VIE	—	6,412
Consolidation of sponsored investment funds	—	(41,193)
Acquisitions, net of cash acquired and purchase price contingencies	(249,535)	(73)

Cash (used in) provided by investing activities	(151,932)	8,990

Cash flows from financing activities
Borrowings, received, net of issuance costs	395,000	—
Principal repayment of borrowings	(150,000)	—
Repayment of short term borrowings	(111,840)	—
Subscriptions to consolidated sponsored investment funds	9,891	5,000
Decrease in cash due to deconsolidated sponsored investment fund	(5,509)	—
Distributions paid to minority interest holders	—	(3,975)
Dividends paid	(38,434)	(31,757)
Reissuance of treasury stock	8,315	10,049
Purchase of treasury stock	(32,606)	(47,429)
Issuance of class A common stock	706	—
Acquired management contract obligation payment	(1,019)	(926)

Cash provided by (used in) financing activities	74,504	(69,038)

Effect of exchange rate changes on cash and cash equivalents	(2,612)	1,028

Net decrease in cash and cash equivalents	(90,287)	(19,245)
Cash and cash equivalents, beginning of period	457,673	315,941

Cash and cash equivalents, end of period	$367,386	$296,696

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share data)

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

BlackRock, Inc., a Delaware Corporation (together with its subsidiaries, “BlackRock” or the “Company”) is majority-owned indirectly by the PNC financial services group, Inc. (“PNC”). The consolidated financial statements of BlackRock include the assets, liabilities and earnings of its wholly-owned subsidiaries BlackRock Advisors, Inc., BlackRock Institutional Management Corporation, BlackRock Financial Management, Inc., BlackRock Investments, Inc., BlackRock Funding, Inc., BlackRock Overseas Investment Corp. and BlackRock Portfolio Holdings, Inc. and each of their subsidiaries. The Company also consolidates entities in which it holds a majority of the outstanding equity or has been deemed primary beneficiary. Intercompany accounts and transactions between the consolidated entities have been eliminated. The consolidated interim financial statements of BlackRock. Included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented and are not necessarily indicative of a full year’s results.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If the Company does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s intent to hold the security. Investments, trading, primarily represent investments made by the Company in certain of the BlackRock Funds which are held in a Rabbi trust with respect to senior employee elections under BlackRock deferred compensation plans and securities held by Company-sponsored investment funds which have been consolidated due to the Company’s majority ownership. These securities are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of income as investment income (expense). Investments, available for sale, consist primarily of corporate investments in BlackRock funds and collateralized debt obligations. The resulting unrealized gains and losses on investments, available for sale, are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. If the Company holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. The Company’s share of the investee’s net income is included in investment income (expense) on the consolidated statements of income.

PART I - FINANCIAL INFORMATION (continued)

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

Occasionally, the Company will acquire a controlling equity interest in a sponsored investment fund as a seed investment. The cash flows originating from consolidation of sponsored investment funds, as presented in the consolidated statements of cash flows, primarily represents the purchases of securities by such funds using proceeds from the Company’s initial seed investments to establish such funds. When the Company’s interests in any of these funds falls below 50%, those funds will be deconsolidated and accounted for under the equity method or other methods as appropriate. This deconsolidation will result in a decrease in the Company’s cash and cash equivalents in an amount equal to the amount of the funds’ cash and cash equivalents at that time.

These funds are organized as investment companies, as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide, Audits of Investment Companies (the “IC Guide”). As required by the IC Guide, all of the fund’s investments are carried at value, regardless of the Company’s ownership and the availability of a readily determinable market value for the investments, with the corresponding changes in the securities’ fair values reflected in investment income in the Company’s consolidated statement of income. In the absence of a publicly-available market value, fair value for an investment is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the net asset value provided by the fund’s investment manager. At June 30, 2005, these investments represent 19%, or approximately $54,000, of total investments.

Realized gains and losses on trading, available for sale and other investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (expense), in the accompanying consolidated statements of income. The Company’s management periodically assesses impairment on investments to determine if it is other than temporary. Several of the Company’s available for sale investments represent interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge is required to be taken through current period’s earnings. If the updated estimate of future cash flows (taking into account both timing and amount) is less than the last revised estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value. In evaluating impairments on all other available for sale and other securities, the Company considers the length of time and the extent to which the security’s market value, if determinable, has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security. Any impairment on investments that is deemed other than temporary is recorded in non-operating income (expense) on the consolidated statements of income as a realized loss.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Stock-Based Compensation

Prior to 2003, the Company accounted for all awards issued under its 1999 Stock Award and Incentive Plan (the “Award Plan”) and shares issued under the BlackRock, Inc. 2001 Employee Stock Purchase Plan (“ESPP”) under the intrinsic method of accounting.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Statement (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the periods ending June 30, 2005 and June 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$53,335	$47,996	$99,871	$103,203
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,117	1,075	3,834	2,336
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,120)	(3,746)	(7,840)	(8,056)

Pro forma net income	$51,332	$45,325	$95,865	$97,483

Earnings per share:
Basic - as reported	$0.83	$0.75	$1.55	$1.62
Basic - pro forma	$0.80	$0.71	$1.49	$1.53

Diluted - as reported	$0.80	$0.73	$1.49	$1.57
Diluted - pro forma	$0.77	$0.69	$1.43	$1.48

PART I - FINANCIAL INFORMATION (continued)

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

The Company will periodically evaluate the recoverability of deferred mutual fund commissions by assessing whether the unamortized asset can be recovered over its remaining life through an analysis of net undiscounted future cash flows related to the asset. If such an assessment indicates that the undiscounted cash flows are not sufficient to recover the recorded carrying value, the assets will be adjusted to fair value with a corresponding impairment charge reflected in the consolidated statements of income. No such impairments were recorded in the periods presented.

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

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded as earned. Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal. At June 30, 2005, no performance fees recorded by the Company are subject to reversal.

BlackRock provides a variety of risk management, investment analytics and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on predetermined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments. Certain client accounts can also be subject to discretionary performance fees. The fees earned on risk management, investment analytics and investment system assignments are recorded as other income on the consolidated statements of income.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Recent Accounting Developments

In December 2004, the FASB issued Statement of Financial Accounting Standards Statement (“SFAS”) No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Rule 4-01(a) of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”), this statement is effective as of the beginning of the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. In accordance with the SFAS No. 123R, as amended, the Company will adopt SFAS No. 123R effective January 1, 2006.

Upon adoption, the Company has two application methods from which to choose: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of, the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company will adopt the modified-prospective transition approach, which will reduce the Company’s net income by the grant-date fair value of all unvested stock options as of the date of adoption, January 1, 2006. In addition, diluted shares outstanding will be reduced for all shares reserved for unvested stock options expensed under SFAS No. 123R (approximately 1.8 million shares at June 30, 2005). The adoption of SFAS No. 123R is expected to reduce diluted earnings per share by approximately $0.01 per quarter through December 31, 2006.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In March 2005, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. The Company adopted the disclosure provisions of SAB No. 107 during the first quarter of 2005. Upon adoption of these provisions, the Company discontinued separate disclosure of expenses, and the corresponding accrued amounts, related to the vesting of awards under the BlackRock, Inc. 2002 Long Term Retention and Incentive Plan (“LTIP”) in the Company’s financial statements. The Company will adopt the remaining provisions of SAB 107 in connection with its adoption of SFAS No. 123R on January 1, 2006. The adoption of these provisions is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 establishes a framework for liability recognition related to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. In addition, FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 and will be adopted by the Company on December 31, 2005. The adoption of FIN 47 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, “Implicit Variable Interests Under FIN 46.” FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The effective date of FSP FIN 46(R)-5 is the first reporting period beginning after March 31, 2005, with early application permitted for periods for which financial statements have not been issued. The adoption of FSP FIN 46(R)-5 is not expected to have a significant impact on the Company’s consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The expected impact of the Company’s repatriation of its foreign subsidiaries’ undistributed earnings is discussed in note 12 to the consolidated financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification of Prior Period’s Financial Statements

Certain items previously reported may have been reclassified to conform with the current period presentation.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2. Acquisition

In January 2005, the Company closed the acquisition of SSR, the holding company of State Street Research & Management Company and BlackRock Realty Advisors, Inc. (formerly known as SSR Realty Advisors, Inc. “Realty”), from MetLife, Inc. (“MetLife”) for an adjusted purchase price of $233,115 in cash and approximately 550,000 shares of BlackRock restricted class A common stock. MetLife is precluded from selling these shares until the third anniversary of closing, except in very limited circumstances. In deriving a fair value for this common stock, the Company referred to a valuation discount recommendation that was compiled by an independent third party valuation services firm on the Company’s behalf. This firm based its recommended discount range of 15% to 20% on Black Scholes and Longstaff valuations of the embedded put option on the Company’s restricted shares and historical differentials between restricted stock and freely-marketable stock of publicly-traded companies.

The stock purchase agreement for the SSR transaction provides for an additional payment to MetLife on the first anniversary of the closing of the SSR transaction (January 31, 2006) of up to $75,000 based on the Company achieving specified retention levels of AUM and run rate revenue as of the signing date of the stock purchase agreement. The first anniversary contingent payment has two components: directly-sourced revenue and MetLife-sourced revenue. The directly-sourced revenue payment is subject to a maximum of $30,000, provided one year anniversary revenue exceeds 120% of signing date revenue. The MetLife-sourced revenue payment is subject to a maximum of $45,000, provided one year anniversary revenue exceeds 120% of signing date revenue. These payments decline to $20,000 and $30,000, respectively, if one year anniversary revenue approximates 100% of signing date levels. No contingent payment is required if directly-sourced and MetLife-sourced revenue fall below 80% and 95%, respectively, of revenue on the signing date of the stock purchase agreement. In addition, the stock purchase agreement provides for two other contingent payments. On December 31, 2006, MetLife will receive 32.5% of any performance fees earned on a large institutional real estate client. In addition, on the fifth anniversary of the closing of the SSR transaction, MetLife could receive an additional payment up to a maximum of $10,000 based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans.

At closing, the Company recorded the excess of assets acquired and liabilities assumed over the cost of the acquired entity as a pro rata reduction of the amounts assigned to relevant fixed and intangible acquired assets. Subsequent to this determination, the Company recognized a contingent liability of $55,332 for the excess due to potential additional payments to MetLife and recorded the net assets acquired at fair value. Any additional contingencies in excess of the amount recorded as a liability will be reflected as additional purchase price and recorded as goodwill when the contingency is resolved and additional consideration is distributable.

In addition to the potential contingent payments described above, the stock purchase agreement provided for a hold-back of the initial purchase price payable to MetLife primarily associated with the value of customer accounts which, as of the closing date, had not committed to maintaining their accounts with the Company. The amount of the payment due to MetLife will be based on the status of these accounts as of July 31, 2005. The Company has estimated the amount of the true-up payment to be approximately $20,000. The true-up payment will be recorded as a reduction in the contingent liability to MetLife.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2. Acquisition (continued)

The Company initially financed $150,000 of the purchase price with a bridge promissory note at an annual rate of 2.875%. SSR, through its subsidiaries, actively managed approximately $49,700,000 in stock, bond, balanced and real estate portfolios for both institutional and individual investors at January 31, 2005. SSR’s results have been included in the Company’s results since February 1, 2005.

In preparation for a commingled fund launch, Realty acquired, during the fourth quarter of 2004 and January 2005, six properties having a total purchase price of $112,200 and assumed a $19,000 mortgage on one of these properties. Exclusive of the assumed mortgage, Realty financed the purchase price under a line of credit with an affiliated company. The closing of the fund occurred in March 2005 at which time the commingled fund purchased the six properties at Realty’s cost in accordance with its contract with Realty. Accordingly, no gain or loss was recognized by Realty on these sales. Each property, prior to the launch of the aforementioned commingled fund, was carried at cost, which management concluded approximated fair value due to the length of Realty’s holding period for each property.

Realty accumulated these properties prior to closing to provide potential investors with a better understanding of the type and quality of assets to be purchased by the fund.

In February 2005, the Company issued $250,000 of convertible debentures (see note 15). The Company used a portion of the net proceeds from this issuance to retire the bridge promissory note.

A summary of the fair values of the net assets acquired in this acquisition is as follows:

Accounts receivable	$36,704
Assets held for sale	112,184
Investments	74,077
Property and equipment	4,015
Deferred mutual fund commissions	20,824
Other assets	4,172
Goodwill	12,966
Management contracts acquired	300,979
Liabilities assumed	(295,594)

Total purchase price, including acquisition costs	$270,327

Summary of consideration, net of cash acquired
Cash	$233,115
Restricted class A common stock, at fair value	37,212

$270,327

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2. Acquisition (continued)

The following unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations for future periods or the results of operations that actually would have been realized had BlackRock and SSR been a combined company during the specified periods prior to the closing. The pro forma combined financial information is based on the respective historical unaudited interim financial statements of BlackRock and SSR and does not reflect acquisition-related compensation incurred by SSR during 2005 and is adjusted for benefits associated with the termination of a lease held by SSR in January 2005. In addition, the pro forma combined financial information has been adjusted to reflect a full quarter’s recognition of amortization expense of intangible assets related to SSR management contracts acquired, recognition of interest expense related to borrowings used to finance the acquisition, and depreciation benefits associated with the write-off of SSR property and equipment that will not be used in the Company’s ongoing operations. Management expects to and has realized net operating synergies from this transaction due to the related product expansion and scale benefits. The pro forma combined financial information does not reflect the potential impact of these net operating synergies.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total revenue	$271,389	$270,474	$543,259	$507,741

Operating income	$81,895	$85,940	$154,751	$165,553

Net income	$53,335	$61,257	$101,866	$121,421

Earnings per share:
Basic	$0.83	$0.95	$1.58	$1.89
Diluted	$0.80	$0.92	$1.52	$1.83

3. Investments

A summary of the cost and carrying value of investments, available for sale, is as follows:

	Cost	Gross Unrealized		Carrying Value
		Gains	Losses
June 30, 2005
Mutual funds	$11,920	$108	$(59)	$11,969
Collateralized debt obligations	28,676	686	(2)	29,360

Total investments, available for sale	$40,596	$794	$(61)	$41,329

December 31, 2004
Mutual funds	$6,226	$70	$(17)	$6,279
Collateralized debt obligations	10,576	2,184	—	12,760

Total investments, available for sale	$16,802	$2,254	$(17)	$19,039

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3. Investments (continued)

A summary of the cost and carrying value of investments, trading and other, is as follows:

	Cost	Carrying Value
June 30, 2005
Mutual funds	$20,368	$21,668
Equity securities	15,964	19,935
Mortgage backed securities	14,232	14,112
Corporate notes and bonds	8,668	8,662
Municipal debt securities	119	130

Total investments, trading	59,351	64,507

Equity method	72,011	79,276
Cost method	62,294	63,532
Fair value	33,453	34,163

Total investments, other	167,758	176,971

Total investments, trading and other	$227,109	$241,478

December 31, 2004
U.S. government securities	$22,276	$22,275
Mutual funds	13,869	15,688
Mortgage backed securities	12,435	12,388
Equity securities	5,976	9,384
Corporate notes and bonds	9,373	9,371
Municipal debt securities	119	120

Total investments, trading	64,048	69,226

Equity method	70,873	74,248
Cost method	33,885	34,605
Fair value	30,688	30,379

Total investments, other	135,446	139,232

Total investments, trading and other	$199,494	$208,458

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3. Investments (continued)

The carrying value of investments in debt securities by contractual maturity at June 30, 2005 is as follows:

Maturity Date	Carrying Value
1-5 years	$11,857
5-10 years	3,036
After 10 years	8,011

Total	$22,904

4. Other Income

Other income consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
BlackRock Solutions	$23,927	$18,220	$50,562	$37,260
Real estate property management fees	8,742	—	14,340	—
Other	7,249	3,579	12,842	6,044

	$39,918	$21,799	$77,744	$43,304

Real estate property management fees for the three and six months ended June 30, 2005 include $6,239 and $10,298, respectively, for reimbursement of the cost of compensation and benefits related to certain Realty employees. The related compensation and benefits of these employees are included in the Company’s employee compensation and benefits expense in the consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

5. Derivative Instruments Held For Trading

SSR acts as investment manager for a synthetic collateralized credit default swap obligation. A synthetic collateralized credit default swap obligation occurs when a counterparty provides credit protection through a series of credit default swaps to third parties. The counterparty further securitizes this credit protection by obtaining a super senior insurance policy and issuing several classes of credit default swaps to third parties. Losses in the counterparty’s reference pool (i.e., asset backed securities and corporate bonds) are first absorbed by the most subordinated class of the credit default swaps issued by the structure. As collateral manager for this specific synthetic collateralized credit default swap obligation (“Pillars”), the Company bears no risk beyond reputational risk contingent on the performance of the structure. In addition, the Company has entered into a credit default swap with Pillars affording the structure credit protection of approximately $16,700, representing the Company’s maximum risk of loss. This swap represents seed capital invested by the Company in a new product and facilitated the issuance of credit default swaps to third parties. Under the terms of its credit default swap with Pillars, the Company is entitled to an annual coupon of 4% of its notional balance ($16,700) and ¼ of the structure’s residual balance at its scheduled termination, December 23, 2009. The Company’s management has performed a control assessment of its variable interests in Pillars (a collateral management agreement and the credit default swap) under FIN 46R and has concluded the Company is not Pillar’s primary beneficiary. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. At June 30, 2005, the fair value of the Pillars credit default swap was $2,913.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6. Intangible Assets

	Weighted-avg. estimated useful life	June 30, 2005
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Goodwill	N/A	$255,732	$65,842	$189,890
Management contracts acquired:
Mutual funds	N/A	197,963	—	197,963
Private investment funds	N/A	46,423	—	46,423
Other	N/A	23	—	23

Total goodwill and unamortized intangible assets		500,141	65,842	434,299

Management contracts acquired:
Institutional separate accounts	10.7	57,915	2,143	55,772
Collateralized debt obligations	9.0	6,309	279	6,030
Private investment funds	5.0	8,124	4,234	3,890

Total amortized intangible assets	10.5	72,348	6,656	65,692

Total intangible assets		$572,489	$72,498	$499,991

	Weighted-avg. estimated useful life	December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Goodwill	N/A	$242,766	$65,842	$176,924
Management contracts acquired:
Private investment funds	N/A	2,842	—	2,842
Other	N/A	23	—	23

Total goodwill and unamortized intangible assets		245,631	65,842	179,789

Management contract acquired:
Private investment funds	10.0	8,040	3,719	4,321

Total amortized intangible assets	10.0	8,040	3,719	4,321

Total intangible assets		$253,671	$69,561	$184,110

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6. Intangible Assets (continued)

The $12,966 increase in goodwill and the $305,829 increase in management contracts acquired during the six months ended June 30, 2005 relates to the SSR acquisition.

Future expected amortization of intangible assets expense for each of the five succeeding years is as follows:

2005	$4,568
2006	8,114
2007	8,114
2008	8,114
2009	8,114

7. BlackRock, Inc. 2002 Long Term Retention and Incentive Plan (“LTIP”)

The LTIP permits the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), which were previously subject to the achievement of certain performance hurdles by the Company. Under the terms of the LTIP, grants of awards fully vest if BlackRock’s average closing stock price is at least $62 for any 3-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007. During the first quarter of 2005, the Company’s average closing stock price exceeded the $62 threshold. In addition to the stock price threshold, the vesting of awards is contingent on the participants’ continued employment with the Company for periods ranging from two to five years. The Company has granted approximately $232,100 in LTIP awards, net of forfeitures. Quarterly expense attributable to LTIP awards during the period from July 1, 2005 through December 31, 2006 will be approximately $15,400 based on awards granted.

Up to $200,000 of the LTIP Awards will result in no economic cost to the Company as this amount will be funded with up to 4 million shares of BlackRock Class A common stock to be surrendered by The PNC Financial Services Group, Inc. (“PNC”) and distributed to LTIP participants, less income tax withholding. Shares attributable to value in excess of PNC’s $200,000 LTIP funding requirement will be available to support future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the Compensation Committee of the Company’s Board of Directors. In addition, shares distributed to LTIP participants will include an option to put such distributed shares back to BlackRock at fair market value. The remaining $40 million of awards are payable in cash by the Company with the corresponding expense fully reflected in both reported and adjusted earnings. On the payment date, the Company will record a $200 million capital contribution from PNC. Since the stock based awards payable under the plan will consist of previously issued and outstanding shares of Class A common stock currently owned by PNC, dilution would not result from the stock based awards. The put option was provided to LTIP participants for liquidity purposes due to the Company’s small public float (over 80% of outstanding shares are owned by PNC and employees). The Company’s average daily trading volume for the past four quarters approximated 70,000 shares of Class A common stock as compared to approximately 2.5 million shares of Class A common stock that will be distributed to employees in early 2007. Put elections made by employees will be accounted for as treasury stock repurchases and will be accretive to the Company’s earnings per share.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8. Employee Benefit and Incentive Compensation Plans

In addition to the employee benefit plans described in the Company’s annual report, the Company assumed certain employee benefit plans from SSR as a result of the acquisition.

Deferred Compensation Plans

SSR’s deferred compensation plan (the “SSR New Plan”) allowed participants to elect to defer a portion of their annual incentive compensation for either a fixed term or until retirement. SSR has funded a portion of the obligation through the purchase of life insurance policies to the benefit of SSR. At June 30, 2005, obligations under the SSR New Plan totaled $15,168. Changes in the Company’s obligations under the SSR New Plan, as a result of appreciation or depreciation of the underlying life insurance policies’ cash surrender value, are recorded as compensation and benefits in the consolidated statements of income.

Prior to 2003, SSR sponsored a deferred compensation plan (the “SSR Old Plan”) under which eligible participants could defer annual incentive compensation and commissions for a fixed term or upon retirement. Obligations under this plan are funded through insurance policies acquired by SSR to the benefit of the respective participant. SSR is entitled to the return of any premium paid and, as such, premiums paid are recorded by SSR as a receivable from the participant. At the end of a participant’s deferral period, all amounts advanced by SSR will be applied against SSR’s obligation under the SSR Old Plan. All obligations under the SSR Old Plan are convertible to obligations under the SSR New Plan at the election of the participant at the respective insurance policy’s cash surrender value. At June 30, 2005, SSR advances to employees and obligations under the SSR Old Plan are each $3,700.

401(k) and Retirement Savings Plans

The Company assumed two 401(k) and Retirement Savings Plans, covering employees of State Street Research & Management Company and BlackRock Realty Advisors, Inc. (the “Research Plan” and “Realty Plan,” respectively) as a result of the SSR acquisition.

Effective with the closing of the SSR acquisition, accrued benefits for all participants in the Research Plan and selected participants in the Realty Plan were frozen and the Research Plan was closed to new participants. All participants whose accrued benefits were frozen will participate in the PNC Incentive Savings Plan (“ISP”). The terms of the ISP are included in note 10 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For all employees who remain active participants in the Realty Plan, employee contributions of up to 3%, as well as an additional 50% of the next 2% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company with cash.

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

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8. Employee Benefit and Incentive Compensation Plans (continued)

Defined Benefit Pension Plan (continued)

The measurement date used to determine pension benefit measures for the defined pension benefit plan is January 31, 2005, the closing date of the SSR acquisition. It should be noted that the measurement date on a going forward basis will be December 31 of each year.

Accrued pension costs are included in accrued compensation in the consolidated statement of financial condition. The following table presents the funded status of the plan:

January 31, 2005
Funded status:
Benefit obligation at measurement date	$(3,732)
Fair value of plan assets	2,339

Funded status at measurement date	$(1,393)

There are no reconciling items between the pension plan’s funded status and accrued pension costs reflected in the Company’s consolidated statement of financial condition at the measurement date. Pension costs incurred from the measurement date through June 30, 2005 consist of the following:

Interest cost	$80
Expected return on plan assets	(81)

Total period net pension income	$(1)

Weighted-average assumptions used to determine benefit obligations at January 31, 2005:

Discount rate	5.25%
Expected long-term return on plan assets	8.50%
Rate of compensation increase	N/A

PART I - FINANCIAL INFORMATION (continued)

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

Target allocations of pension assets and investment options are currently being evaluated by the Company’s Retirement Committee and will be revised from historical levels. The Company’s Retirement Committee anticipates finalizing the pension plan’s revised target allocations by December 31, 2005 and does not expect this revision to have a material impact on the Company’s consolidated financial statements. Once finalized, the weighted average target allocation of pension plan assets will be included in the notes to the Company’s consolidated financial statements.

The Company does not expect to make a contribution into the pension plan during 2005. The following benefit payments are expected to be paid:

Periods

July 1, 2005 - December 31, 2005	$49
January 1, 2006 - December 31, 2006	100
January 1, 2007 - December 31, 2007	112
January 1, 2008 - December 31, 2008	127
January 1, 2009 - December 31, 2009	142
January 1, 2010 - December 31, 2014	843

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

9. Common Stock

BlackRock’s class A common stock, $0.01 par value, authorized was 250,000,000 shares as of June 30, 2005 and December 31, 2004. BlackRock’s class B common stock, $0.01 par value, authorized was 100,000,000 shares as of June 30, 2005 and December 31, 2004.

The Company’s common stock issued and outstanding and related activity during the six month period ended June 30, 2005 consists of the following:

	Shares issued
	Common shares Class		Treasury shares Class		Shares outstanding
					Class
	A	B	A	B	A	B
December 31, 2004	19,243,878	45,499,510	(270,998)	(806,667)	18,972,880	44,692,843
Conversion of class B stock to class A stock	52,093	(52,093)			52,093	(52,093)
Issuance of class A common stock	690,780	—	345,655	—	1,036,435	—
Treasury stock transactions	—	—	(434,344)	—	(434,344)	—

June 30, 2005	19,986,751	45,447,417	(359,687)	(806,667)	19,627,064	44,640,750

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$53,335	$47,996	$99,871	$103,203

Basic weighted-average shares outstanding	64,354,069	63,647,316	64,322,465	63,701,625

Dilutive potential shares from stock options	2,442,018	2,119,663	2,522,255	2,075,350

Dilutive weighted-average shares outstanding	66,796,087	65,766,979	66,844,720	65,776,975

Basic earnings per share	$0.83	$0.75	$1.55	$1.62

Diluted earnings per share	$0.80	$0.73	$1.49	$1.57

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

11. Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Six months ended June 30,
	2005	2004
Cash paid for interest	$484	$574

Cash paid for income taxes	$67,034	$57,479

Supplemental schedule of noncash transactions:

	Six months ended June 30,
	2005	2004
Reissuance of treasury stock, class A, at a discount to its cost basis	$774	$14,765

Convertible debt issuance costs	$5,000	$—

Decrease in investment due to deconsolidation of sponsored investment fund	$13,758	$—

Decrease in minority interest due to deconsolidation of sponsored investment fund	$18,170	$—

Stock issued in SSR acquisition	$37,212	$—

Short term borrowings assumed in SSR acquisition	$111,840	$—

12. Income Taxes

PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

12. Income Taxes (continued)

For the calendar year that includes the three months and six months ended June 30, 2005, BlackRock will file its own consolidated federal income tax return and will file selected state and municipal income tax returns separately and selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

The Jobs Act created a one-time opportunity for U.S. companies to repatriate undistributed earnings from foreign subsidiaries at a substantially reduced federal tax rate. The reduced rate is achieved via an 85% dividends received deduction. In the Company’s case, foreign earnings must be repatriated by December 31, 2005 in order to qualify for this benefit. The Company has foreign subsidiaries with approximately $15,000 in undistributed earnings that may be available for repatriation. There are a variety of additional technical requirements, related to such factors as the use of the repatriated earnings, which must be considered to take advantage of the reduced tax rate. The Company’s management has begun to evaluate the feasibility of repatriating the undistributed earnings of the Company’s foreign subsidiaries and expects to complete its evaluation by the end of the third quarter of 2005. Under the provisions of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas,” the Company has not recorded income taxes on the earnings of the foreign subsidiaries. The repatriation of undistributed earnings of foreign subsidiaries could increase the Company’s income tax expense by up to approximately $1,000 during the year ending December 31, 2005.

The provision (benefit) for income taxes consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Current:
Federal	$31,531	$21,599	$58,644	$40,033
State and local	2,733	3,210	6,348	5,888
Foreign	1,011	831	1,975	2,000
Release of reserves related to New York State tax audits	—	140	—	(8,519)

Total current	35,275	25,780	66,967	39,402

Deferred:
Federal	(3,810)	632	(6,838)	7,450
State and local	(141)	109	(1,474)	(242)

Total deferred	(3,951)	741	(8,312)	7,208

Total	$31,324	$26,521	$58,655	$46,610

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

12. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in receivable from affiliates in the consolidated statements of financial condition, consist of the following:

	June 30, 2005	December 31, 2004
Deferred tax assets:
Compensation and benefits	$82,961	$71,804
Deferred revenue	1,745	1,321
Other	7,157	5,165

Gross deferred tax asset	91,863	78,290

Deferred tax liabilities:
Goodwill	42,483	39,370
Depreciation	9,548	8,369
Other	4,335	4,311

Gross deferred tax liability	56,366	52,050

Net deferred tax asset	$35,497	$26,240

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Three months ended June 30,				Six months ended June 30,
	2005	%	2004	%	2005	%	2004	%
Expected income tax expense	$30,051	35.0%	$27,324	35.0%	$56,074	35.0%	$53,777	35.0%

Increase (decrease) in income taxes resulting from:
Release of reserves related to New York State tax audits	—	—	140	0.2	—	—	(8,519)	(5.5)
Tax-exempt interest income	(326)	(0.4)	(321)	(0.4)	(559)	(0.3)	(713)	(0.5)
State and local taxes	1,683	2.0	2,507	3.2	3,168	2.0	4,159	2.7
Foreign taxes	390	0.5	174	0.2	376	0.2	473	0.3
Other	(474)	(0.6)	(3,303)	(4.2)	(404)	(0.3)	(2,567)	(1.7)

Income tax expense	$31,324	36.5%	$26,521	34.0%	$58,655	36.6%	$46,610	30.3%

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

13. Variable Interest Entities Not Subject to Consolidation

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and the Company may hold interests therein, including investment advisory agreements and equity securities, which may be considered variable interests. The Company engages in these transactions principally to address client needs through the launch of collateralized debt obligations and private investment funds. At June 30, 2005 and December 31, 2004, the aggregate assets and debt and BlackRock’s risk of loss in VIEs in which BlackRock has not been deemed primary beneficiary are as follows:

	Assets	Debt	BlackRock Risk of Loss
June 30, 2005
Collaterized debt obligations	$5,691,300	$5,210,500	$46,000
Private investment funds	4,530,000	1,351,000	18,300

Total	$10,221,300	$6,561,500	$64,300

December 31, 2004
Collaterized debt obligations	$3,152,000	$2,700,000	$13,800
Private investment funds	1,872,000	125,000	33,000

Total	$5,024,000	$2,825,000	$46,800

14. Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$53,335	$47,996	$99,871	$103,203
Other comprehensive income (loss):
Unrealized gain (loss) on investments, available for sale, net	41	(1,149)	(962)	(1,852)
Foreign currency translation gain (loss)	(1,984)	62	(2,612)	1,028

Comprehensive income	$51,392	$46,909	$96,297	$102,379

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

15. Borrowings

Convertible Debt

In February 2005, the Company issued $250,000 aggregate principal amount of convertible debentures (the “Debentures”), which will be due in 2035 and bear interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2005. The Company used a portion of the net proceeds from this issuance to retire a $150,000 bridge promissory note, the proceeds of which were used to fund a portion of the purchase price for the SSR acquisition.

Prior to February 15, 2009, the Debentures will be convertible at the option of the holder at an initial conversion rate of 9.7282 shares of Common Stock per $1 principal amount of Debentures. The Debentures will be convertible into cash and, in some situations as described below, additional shares of the Company’s class A common stock, if during the five business day period after any five consecutive trading day period in which the trading price per debenture for each day of such period was less than 103% of the product of the last reported sale price of the class A common stock of the Company and the conversion rate of the Debentures on each such day or upon the occurrence of certain other corporate events, such as a distribution to the holders of class A common stock of certain rights, assets or debt securities, if the Company becomes party to a merger, consolidation or transfer of all or substantially all of its assets or a change of control of the Company. On and after February 15, 2009, the Debentures will be convertible at any time prior to maturity at the option of the holder into cash and, in some situations as described below, additional shares of the Company’s class A common stock at the above initial conversion rate, subject to adjustments.

At the time Debentures are tendered for conversion, for each $1 principal amount of Debentures converted, a holder will be entitled to receive cash and shares of class A common stock, if any, the aggregate value of which (the “conversion value”) will be determined by multiplying the applicable conversion rate by the average of the daily volume weighted average price of class A common stock for each of the ten consecutive trading days beginning on the second trading day immediately following the day the Debentures are tendered for conversion (the “ten day weighted average price”). The Company will deliver the conversion value to holders as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the aggregate conversion value of the Debentures to be converted and (b) the aggregate principal amount of the Debentures to be converted, and (2) if the aggregate conversion value of the Debentures to be converted is greater than the principal return, an amount in shares (the “net shares”), determined as set forth below, equal to such aggregate conversion value less the principal return (the “net share amount”). The number of net shares to be paid will be determined by dividing the net share amount by the ten day weighted average price. In lieu of delivering fractional shares, the Company will deliver cash based on the ten day weighted average price.

The conversion rate for the Debentures is subject to adjustments upon the occurrence of certain corporate events, such as a change of control of the Company, an increase in the Company’s quarterly dividend greater than $0.30 per share, the issuance of certain rights or warrants to holders of, or subdivisions on, the class A common stock, a distribution of assets or indebtedness to holders of class A common stock or a tender offer on the class A common stock. The conversion rate adjustments vary depending upon the specific corporate event necessitating the adjustment and serve to ensure that any economic gains realized by the Company’s stockholders are shared with the holders of the Debentures. The initial conversion rate of 9.7282 was determined by the underwriters based on market conditions. Management does not currently anticipate any such corporate events. However, the declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors. The Board of Directors will determine future dividend policy based on the Company’s results of operations, financial condition, capital requirements and other circumstances.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

15. Borrowings (continued)

If the effective date or anticipated effective date of certain transactions that constitute a change of control occurs on or prior to February 15, 2010, under certain circumstances, the Company will provide for a make whole amount by increasing, for a certain time period, the conversion rate by a number of additional shares of class A common stock for any conversion of Debentures in connection with such transactions. The amount of additional shares will be determined based on the price paid per share of class A common stock in the transaction constituting a change of control and the effective date of such transaction. However, if such transaction constitutes a public acquirer change of control, in lieu of increasing the conversion rate, the Company may elect to adjust its conversion obligation.

Beginning February 20, 2010, the Company may redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any. Holders of Debentures have the right to require the Company to repurchase the Debentures for cash on February 15, 2010, 2015, 2020, 2025 and 2030. In addition, holders of the Debentures may require the Company to repurchase the Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any (i) upon a change of control of the Company or (ii) if the class A common stock is neither listed for trading on the New York Stock Exchange nor approved for trading on the Nasdaq.

The Company is obligated to pay contingent interest, which is the amount of interest payable to holders of Debentures for any six month period from February 15 to August 15 or from August 15 to February 15, with the initial six month period commencing February 15, 2010, if the trading price of the Debentures for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Debentures. During any period when contingent interest is payable, the contingent interest payable per Debenture will equal 0.25% of the average trading price of the Debentures during the ten trading days immediately preceding the first day of the applicable six-month interest period.

The Company will pay liquidated damages to holders of the Debentures if the registration statement is not declared effective by the SEC by August 22, 2005 or if the Company suspends the use of the registration statement pursuant to which holders of Debentures may resell their Debentures and thereby prevents such holders from reselling their Debentures for a period that exceeds (i) 45 days in any three month period or (ii) an aggregate of 120 days in any 12 month period. During any period when liquidated damages are payable, the liquidated damages payable per Debenture will equal 0.25% of the outstanding principal amount of the Debentures for the first 90 days after the occurrence of the offending event and 0.50% of the outstanding principal amount of the Debentures after the first 90 days.

The Company does not currently anticipate that any of the put and call rights, conversion rights, adjustments to the conversion rate, contingent interest and liquidated damages features will affect the Company’s liquidity and capital resources.

Line of Credit

A wholly owned subsidiary of the Company has a $200,000 line of credit with a related party. Borrowings under the affiliated line of credit bear interest at LIBOR plus 1.5%. The borrowing has a scheduled maturity date of January 31, 2006. The Company had no outstanding advances under the line of credit at June 30, 2005.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

16. Lease Commitments

Future minimum commitments under BlackRock’s operating leases, including leases assumed in the SSR acquisition and net of rental reimbursements of $854 through 2006 from sublease arrangements, are as follows:

2005	$9,364
2006	20,611
2007	20,471
2008	20,300
2009	20,577
Thereafter	155,396

$246,719

17. Related Party Transactions

The Company provides investment advisory and administration services to the BlackRock Funds, the BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other commingled funds.

Revenues for services provided to these mutual funds are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$6,927	$8,866	$13,456	$18,162
Other	27,929	9,192	50,440	18,678
BlackRock Closed-end Funds - Other	21,095	17,484	40,993	34,274
BlackRock Liquidity Funds
PNC	4,027	3,107	7,940	6,208
Other*	16,488	16,053	33,595	33,565
STIF - PNC	230	270	438	531

	$76,696	$54,972	$146,862	$111,418

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries, MetLife-sponsored variable annuities and separate accounts, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura for a fee, based on assets under management. In addition, the Company provides risk management and private client services to PNC.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

17. Related Party Transactions (continued)

Revenues for such services are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Separate accounts:
MetLife	$14,063	$0	$23,367	$0
Nomura	2,318	2,021	4,505	4,293
PNC	1,511	1,484	3,009	3,232
Private client services - PNC	1,383	1,383	2,766	2,769
Alternative investments - PNC	100	80	324	205
Other income-risk management - PNC	1,251	1,250	2,502	2,500

	$20,626	$6,218	$36,473	$12,999

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three month periods ended June 30, 2005 and 2004 totaled $15,429 and $16,440, respectively, and, for the six months ended June 30, 2005 and 2004 totaled approximately $30,435 and $33,607, respectively.

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

MetLife provided general and administration services to the Company, during a transition period, in support of SSR and its consolidated subsidiaries. These services ceased during the second quarter of 2005. In addition, SSR leases a portion of its office space under formal sublease agreements with MetLife.

Additionally, the Company has entered into subadvisory and consulting agreements with Nomura and an entity whose President and Chief Executive Officer serves on the Company’s Board of Directors.

Realty maintains a $200,000 line of credit with a subsidiary of MetLife, which expires on January 31, 2006. Realty uses the line of credit to finance the acquisition of real estate prior to the closing of sponsored investment funds. During the quarter ended March 31, 2005, the Company repaid outstanding advances under the line of credit, which totaled $92,500, following the sale of related real estate to a newly formed investment fund. Borrowings under the affiliated line of credit bear interest at LIBOR plus 1.5%. At June 30, 2005, Realty had no advances outstanding under the line of credit.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

17. Related Party Transactions (continued)

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Fund administration and servicing costs	$4,096	$4,948	$8,113	$10,016
General and administration	2,630	1,011	4,277	2,250
General and administration-consulting	450	400	2,508	3,086

	$7,176	$6,359	$14,898	$15,352

Additionally, an indirect wholly owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable was $14,653 and $2,983 at June 30, 2005 and December 31, 2004, respectively, which primarily represent investment and administration services provided to MetLife, Nomura, PNC subsidiaries and affiliates.

Receivable from affiliates was $33,365 and $12,190 at June 30, 2005 and December 31, 2004, respectively. These amounts primarily represent deferred income taxes receivable.

Included in other assets are advances to employees under the SSR Old Plan and Company-owned life insurance policies, underwritten by MetLife, which are used to fund obligations under the SSR New Plan totaling $3,700 and $13,207, respectively.

Accounts payable and accrued liabilities-affiliates were $10,722 and $3,632 at June 30, 2005 and December 31, 2004, respectively. These amounts primarily represent income taxes payable and accrued fund administration and servicing costs affiliates payable to PNC and do not bear interest.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $414 billion of assets under management at June 30, 2005. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, cash management and alternative investment separate accounts and mutual funds, including the BlackRock Funds and the BlackRock Liquidity Funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the nation’s largest diversified financial services organizations providing regional community banking, wholesale banking, wealth management, asset management and global fund processing services. As of June 30, 2005, PNC indirectly owned approximately 70% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended June 30, 2005, March 31, 2005 and June 30, 2004 and the six months ended June 30, 2005 and June 30, 2004.

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended			Variance vs.
	June 30,		March 31, 2005	June 30, 2004		March 31, 2005
	2005	2004		Amount	%	Amount	%
Total revenue	$271,389	$183,812	$250,083	$87,577	48%	$21,306	9%
Total expense	$189,494	$121,231	$183,501	$68,263	56%	$5,993	3%
Operating income	$81,895	$62,581	$66,582	$19,314	31%	$15,313	23%
Operating income, as adjusted (b)	$94,175	$70,651	$89,289	$23,524	33%	$4,886	5%
Net income	$53,335	$47,996	$46,536	$5,339	11%	$6,799	15%
Net income, as adjusted (a)	$60,565	$46,424	$59,520	$14,141	30%	$1,045	2%
Diluted earnings per share	$0.80	$0.73	$0.70	$0.07	10%	$0.10	14%
Diluted earnings per share, as adjusted (a)	$0.91	$0.71	$0.89	$0.20	28%	$0.02	2%
Average diluted shares outstanding	66,796,087	65,766,979	66,880,713	1,029,108	2%	(84,626)	0%
Operating margin	30.2%	34.0%	26.6%
Operating margin, as adjusted (b)	37.0%	40.2%	37.7%

Assets under management ($ in millions)	$414,411	$309,654	$391,328	$104,757	34%	$23,083	6%

	Six months ended June 30,		Variance
	2005	2004	Amount	%
Total revenue	$521,471	$365,635	$155,836	43%
Total expense	$372,995	$233,287	$139,708	60%
Operating income	$148,476	$132,348	$16,128	12%
Operating income, as adjusted (b)	$183,463	$141,484	$41,979	41%
Net income	$99,871	$103,203	$(3,332)	-3%
Net income, as adjusted (a)	$120,085	$92,972	$27,113	29%
Diluted earnings per share	$1.49	$1.57	$(0.08)	-5%
Diluted earnings per share, as adjusted (a)	$1.80	$1.41	$0.39	28%
Average diluted shares outstanding	66,844,720	65,776,975	1,067,745	2%
Operating margin	28.5%	36.2%
Operating margin, as adjusted (b)	37.3%	40.5%

Assets under management ($ in millions)	$414,411	$309,654	$104,757	34%

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

BlackRock, Inc.

Financial Highlights (continued)

(a)	Net income, as adjusted, and diluted earnings per share, as adjusted, have been derived from the Company’s consolidated financial statements, as follows:

	Three months ended			Six months ended June 30,
	June 30,		March 31, 2005
	2005	2004		2005	2004
Net income, GAAP basis	$53,335	$47,996	$46,536	$99,871	$103,203
Add back: PNC’s LTIP funding requirement	7,716	—	7,394	15,110	—
SSR acquisition costs	—	—	5,590	5,590	—
Release of reserves related to the New York State tax audit	—	—	—	—	(8,659)
Impact of Trepp sale	(486)	(1,572)	—	(486)	(1,572)

Net income, as adjusted	60,565	46,424	59,520	120,085	92,972

Diluted earnings per share, GAAP basis	$0.80	$0.73	$0.70	$1.49	$1.57

Diluted earnings per share, as adjusted	$0.91	$0.71	$0.89	$1.80	$1.41

Management believes net income, as adjusted, and diluted earnings per share, as adjusted, are effective indicators of BlackRock’s profitability and financial performance over time. The LTIP expense associated with awards to be met by PNC’s funding requirement has been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because these changes do not result in an economic cost to the Company and, exclusive of the impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. SSR acquisition costs consist of certain compensation costs and professional fees. Compensation reflected in this amount represents direct incentives related to alternative product performance fees generated in 2004 by SSR employees, assumed by BlackRock in conjunction with the acquisition and settled by BlackRock with no future service requirement. Net income, as adjusted, and diluted earnings per share, as adjusted, exclude this amount because it does not relate to current period’s operation. Professional fees reflected in this amount, which have been deemed non-recurring by management, have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Financial Highlights (continued)

(b)	Operating margin, as adjusted, equals operating income, as adjusted, divided by revenue used for operating margin measurement, as indicated in the table below. Computations for all periods presented include affiliated and non-affiliated fund administration and servicing expense reported as a separate income statement line item and are derived from the Company’s consolidated financial statements, as follows:

	Three months ended			Six months ended June 30,
	June 30,		March 31, 2005
	2005	2004		2005	2004
Operating income, GAAP basis	$81,895	$62,581	$66,582	$148,476	$132,348
Add back: PNC LTIP funding obligation	12,247	—	11,736	23,983	—
Appreciation on assets related to deferred compensation plans	33	1,066	2,098	2,131	2,132
Trepp bonus	—	7,004	—	—	7,004
SSR acquisition costs	—	—	8,873	8,873	—

Operating income, as adjusted	94,175	70,651	89,289	183,463	141,484

Revenue, as reported	271,389	183,812	250,083	521,471	365,635
Less: fund administration and servicing costs	(10,426)	(8,018)	(9,109)	(19,535)	(16,378)
Reimbursable property management compensation	(6,239)	—	(4,059)	(10,298)	—

Revenue used for operating margin measurement	254,724	175,794	236,915	491,638	349,257

Operating margin, GAAP basis	30.2%	34.0%	26.6%	28.5%	36.2%

Operating margin, as adjusted	37.0%	40.2%	37.7%	37.3%	40.5%

We believe that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of managment’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors. Appreciation on assets related to BlackRock’s deferred compensation plans has been excluded because investment performance of these assets has a nominal impact on net income. Reimbursable property management compensation represents compensation and benefits paid to certain BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin measurement, as adjusted, because they bear no economic cost to BlackRock. Fund administration and servicing costs have been excluded from revenue used for operating margin measurement, as adjusted, because these costs fluctuate based on the discretion of a third party.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of assets under management or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation typically includes current income earned on and changes in the fair value of securities held in client accounts.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on assets under management. Performance fees generally are earned when investment performance exceeds a contractual threshold and, accordingly, may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management, investment analytics and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, REITs, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based on a number of factors including predetermined percentages of the market value of assets subject to the services and the number of individual investment accounts, or on fixed monthly or quarterly payments. Certain client accounts can also be subject to discretionary performance fees. The fees earned on risk management, investment analytics and investment system assignments are recorded as other income. A subsidiary of BlackRock Realty Advisors, Inc. earns fees for property management services associated with properties included in BlackRock Realty’s real estate equity portfolios.

Operating expense consists of employee compensation and benefits, fund administration and servicing costs, general and administration expense, amortization of intangible assets, and impairment of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, vesting of awards granted under the BlackRock, Inc. 2002 Long Term Retention and Incentive Plan (“LTIP”) and related benefit costs. Fund administration and servicing costs reflects payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in the BlackRock Funds and BlackRock Closed-end Funds. Intangible assets at June 30, 2005 and December 31, 2004 were approximately $500.0 million and approximately $184.1 million, respectively, with amortization expense of approximately $1.7 million and $0.2 million for the three months ended June 30, 2005 and 2004 and approximately $2.9 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively. Impairment of intangible assets represents a write-off of an acquired management contract during the six months ended June 30, 2004 due to liquidation of long-short equity hedge funds during the first quarter of 2004. Intangible assets primarily reflect the Company’s acquisition of SSR during the first quarter of 2005 and PNC’s acquisition of BlackRock Financial Management, L.P. on February 28, 1995.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

Assets under management (“AUM”) increased approximately $104.7 billion, or 34%, to $414.4 billion at June 30, 2005, compared with $309.7 billion at June 30, 2004. The growth in assets under management was attributable to $49.7 billion of AUM acquired in the Company’s acquisition of SSRM Holdings, Inc. (SSR), the holding company of State Street Research & Management Company and SSR Realty Advisors, Inc., in combination with an increase of $44.2 billion, or 19%, in separate accounts and $10.6 billion, or 13%, in mutual fund assets from operations.

Separate accounts at June 30, 2005, increased $84.4 billion, or 37%, to $315.2 billion as compared with $230.8 billion at June 30, 2004, as a result of AUM acquired of $40.2 billion, net subscriptions of $26.3 billion and market appreciation of $17.9 billion. Acquisitions primarily represented the transition of $23.1 billion in MetLife-sponsored variable annuity products and separate accounts to the Company and $10.6 billion in alternative investment product AUM consisting of real estate products, collateralized debt obligations and energy hedge funds of $6.3 billion, $3.4 billion and $0.8 billion, respectively. Net subscriptions, exclusive of the SSR acquisition, were primarily attributable to fixed income new client sales and increased fundings from existing fixed income clients of $24.1 billion. Market appreciation of $17.9 billion in separate accounts largely reflected appreciation earned on fixed income assets of $14.6 billion due to current income and changes in market interest rates, market appreciation in equity assets of $1.9 billion as equity markets improved during the period and $1.4 billion of market appreciation on alternative investment products.

The $20.4 billion increase in mutual fund assets to $99.2 billion at June 30, 2005, compared with $78.8 billion at June 30, 2004, primarily reflected acquisitions of $9.7 billion and net subscriptions of $9.4 billion. Acquisitions primarily reflect the merger of the SSR mutual funds into the BlackRock Funds, representing an increase of $9.5 billion in AUM. During the year, net subscriptions in other commingled funds, BlackRock Closed-end Funds and the BlackRock Liquidity Funds totaled $2.3 billion, $1.4 billion and $7.4 billion, respectively, all of which were partially offset by net redemptions in the BlackRock Funds, exclusive of the SSR fund mergers, of $1.3 billion. Net subscriptions in other commingled funds resulted from the successful launch of BlackRock Cash Strategies, LLC, an enhanced-yield cash management product, during 2004. The increase in AUM of the BlackRock Closed-end Funds reflects new funds launched since June 30, 2004 of $1.9 billion, partially offset by term trust maturities of $0.4 billion. Net new business in the BlackRock Liquidity Funds is primarily due to $11.4 billion of net subscriptions during the fourth quarter of 2004 driven by strong relative investment performance, partially offset by outflows attributable to increases in the Federal Funds rate during the first quarter of 2005, which resulted in a temporary yield advantage for direct investments in the money markets versus mutual funds during those periods.

AUM at June 30, 2005 increased $23.1 billion, or 6%, as compared to March 31, 2005, representing $15.6 billion in net subscriptions including $8.8 billion for international clients, and $7.4 billion in market appreciation. The $15.6 billion in net subscriptions during the second quarter of 2005 reflected separate account net subscriptions of $16.1 billion, of which $12.9 billion was attributable to fixed income new client sales and increased fundings from existing fixed income clients, partially offset by mutual fund net redemptions of $0.5 billion. Mutual fund net redemptions primarily consisted of outflows in cash management and equity funds of $0.3 billion and $0.2 billion, respectively. Market appreciation during the second quarter of 2005 was primarily attributable to appreciation on fixed income assets of $5.6 billion and alternative products of $1.0 billion due to current income and changes in market interest rates.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	June 30,		December 31, 2004
	2005	2004
All Accounts
Fixed income	$284,082	$223,542	$240,709
Cash Management	75,183	65,943	78,057
Equity	32,378	13,543	14,792
Alternative investment products	22,768	6,626	8,202

Total	$414,411	$309,654	$341,760

Separate Accounts
Fixed income	$258,411	$199,762	$216,070
Cash Management	8,164	6,896	7,360
Cash Management-Securities lending	7,368	8,771	6,898
Equity	18,525	8,790	9,397
Alternative investment products	22,768	6,626	8,202

Subtotal	315,236	230,845	247,927

Mutual Funds
Fixed income	25,671	23,780	24,639
Cash Management	59,651	50,276	63,799
Equity	13,853	4,753	5,395

Subtotal	99,175	78,809	93,833

Total	$414,411	$309,654	$341,760

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s assets under management for the three and six months ended June 30, 2005 and 2004, respectively. The data reflect certain reclassifications to conform with the current period’s presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
All Accounts
Beginning assets under management	$391,328	$320,672	$341,760	$309,356
Net subscriptions (redemptions)	15,559	(6,697)	15,664	(357)
Acquisitions	89	—	49,966	—
Market appreciation (depreciation)	7,435	(4,321)	7,021	655

Ending assets under management	$414,411	$309,654	$414,411	$309,654

% of change in AUM from net subscriptions and acquisitions	67.8%	60.8%	90.3%	-119.8%

Separate Accounts
Beginning assets under management	$292,186	$232,183	$247,927	$222,589
Net subscriptions	16,069	2,273	20,591	7,244
Acquisitions	—	—	40,181	—
Market appreciation (depreciation)	6,981	(3,611)	6,537	1,012

Ending assets under management	315,236	230,845	315,236	230,845

Mutual Funds
Beginning assets under management	99,142	88,489	93,833	86,767
Net redemptions	(510)	(8,970)	(4,927)	(7,601)
Acquisitions	89	—	9,785	—
Market appreciation (depreciation)	454	(710)	484	(357)

Ending assets under management	99,175	78,809	99,175	78,809

Total	$414,411	$309,654	$414,411	$309,654

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Quarter Ended					Six months ended June 30, 2005
	2004			2005
	June 30	September 30	December 31	March 31	June 30
Separate Accounts
Fixed Income
Beginning assets under management	$202,055	$199,762	$211,075	$216,070	$239,912	$216,070
Net subscriptions	1,365	5,201	1,121	4,906	12,855	17,761
Acquisitions	—	—	—	20,005	—	20,005
Market appreciation (depreciation)	(3,658)	6,112	3,874	(1,069)	5,644	4,575

Ending assets under management	199,762	211,075	216,070	239,912	258,411	258,411

Cash Management
Beginning assets under management	6,304	6,896	7,703	7,360	7,307	7,360
Net subscriptions (redemptions)	591	787	(362)	(632)	809	177
Acquisitions	—	—	—	558	—	558
Market appreciation	1	20	19	21	48	69

Ending assets under management	6,896	7,703	7,360	7,307	8,164	8,164

Cash Management-Securities lending
Beginning assets under management	8,479	8,771	8,636	6,898	6,791	6,898
Net subscriptions (redemptions)	292	(135)	(1,738)	(107)	577	470

Ending assets under management	8,771	8,636	6,898	6,791	7,368	7,368

Equity
Beginning assets under management	9,003	8,790	8,129	9,397	18,610	9,397
Net subscriptions (redemptions)	(195)	(748)	31	(107)	(376)	(483)
Acquisitions	—	—	—	9,061	—	9,061
Market appreciation (depreciation)	(18)	87	1,237	259	291	550

Ending assets under management	8,790	8,129	9,397	18,610	18,525	18,525

Alternative investment products
Beginning assets under management	6,342	6,626	7,418	8,202	19,566	8,202
Net subscriptions	220	851	666	462	2,204	2,666
Acquisitions	—	—	—	10,557	—	10,557
Market appreciation (depreciation)	64	(59)	118	345	998	1,343

Ending assets under management	6,626	7,418	8,202	19,566	22,768	22,768

Total Separate Accounts
Beginning assets under management	232,183	230,845	242,961	247,927	292,186	247,927
Net subscriptions (redemptions)	2,273	5,956	(282)	4,522	16,069	20,591
Acquisitions	—	—	—	40,181	—	40,181
Market appreciation (depreciation)	(3,611)	6,160	5,248	(444)	6,981	6,537

Ending assets under management	$230,845	$242,961	$247,927	$292,186	$315,236	$315,236

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Quarter Ended					Six months ended June 30, 2005
	2004			2005
	June 30	September 30	December 31	March 31	June 30
Mutual Funds
Fixed Income
Beginning assets under management	$24,742	$23,780	$24,460	$24,639	$25,379	$24,639
Net subscriptions (redemptions)	(264)	270	197	(139)	68	(71)
Acquisitions	—	—	—	989	89	1,078
Market appreciation (depreciation)	(698)	410	(18)	(110)	135	25

Ending assets under management	23,780	24,460	24,639	25,379	25,671	25,671

Cash Management
Beginning assets under management	58,986	50,276	51,498	63,799	59,985	63,799
Net subscriptions (redemptions)	(8,710)	1,222	12,309	(4,023)	(334)	(4,357)
Acquisitions	—	—	—	210	—	210
Market depreciation	—	—	(8)	(1)	—	(1)

Ending assets under management	50,276	51,498	63,799	59,985	59,651	59,651

Equity
Beginning assets under management	4,761	4,753	4,546	5,395	13,778	5,395
Net subscriptions (redemptions)	4	(146)	455	(255)	(244)	(499)
Acquisitions	—	—	—	8,497	—	8,497
Market appreciation (depreciation)	(12)	(61)	394	141	319	460

Ending assets under management	4,753	4,546	5,395	13,778	13,853	13,853

Total Mutual Funds
Beginning assets under management	88,489	78,809	80,504	93,833	99,142	93,833
Net subscriptions (redemptions)	(8,970)	1,346	12,961	(4,417)	(510)	(4,927)
Acquisitions	—	—	—	9,696	89	9,785
Market appreciation (depreciation)	(710)	349	368	30	454	484

Ending assets under management	$78,809	$80,504	$93,833	$99,142	$99,175	$99,175

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Quarter Ended					Six months ended June 30, 2005
	2004			2005
	June 30	September 30	December 31	March 31	June 30
Mutual Funds
BlackRock Funds
Beginning assets under management	$18,985	$16,603	$16,305	$16,705	$25,755	$16,705
Net subscriptions (redemptions)	(2,110)	(391)	60	(430)	(549)	(979)
Acquisitions	—	—	—	9,476	89	9,565
Market appreciation (depreciation)	(272)	93	340	4	303	307

Ending assets under management	16,603	16,305	16,705	25,755	25,598	25,598

BlackRock Global Series
Beginning assets under management	1,026	1,293	1,299	1,223	1,115	1,223
Net subscriptions (redemptions)	275	(21)	(117)	(104)	(92)	(196)
Market appreciation (depreciation)	(8)	27	41	(4)	—	(4)

Ending assets under management	1,293	1,299	1,223	1,115	1,023	1,023

BlackRock Liquidity Funds
Beginning assets under management	53,159	45,854	47,087	58,453	53,864	58,453
Net subscriptions (redemptions)	(7,305)	1,233	11,374	(4,589)	(635)	(5,224)
Market depreciation	—	—	(8)	—	—	—

Ending assets under management	45,854	47,087	58,453	53,864	53,229	53,229

Closed-End Funds
Beginning assets under management	14,552	14,233	14,895	15,410	15,835	15,410
Net subscriptions	111	433	520	175	284	459
Acquisitions	—	—	—	220	—	220
Market appreciation (depreciation)	(430)	229	(5)	30	151	181

Ending assets under management	14,233	14,895	15,410	15,835	16,270	16,270

Other Commingled Funds
Beginning assets under management	767	826	918	2,042	2,573	2,042
Net subscriptions	59	92	1,124	531	482	1,013

Ending assets under management	826	918	2,042	2,573	3,055	3,055

Total Mutual Funds
Beginning assets under management	88,489	78,809	80,504	93,833	99,142	93,833
Net subscriptions (redemptions)	(8,970)	1,346	12,961	(4,417)	(510)	(4,927)
Acquisitions	—	—	—	9,696	89	9,785
Market appreciation (depreciation)	(710)	349	368	30	454	484

Ending assets under management	$78,809	$80,504	$93,833	$99,142	$99,175	$99,175

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004.

Revenue

Total revenue for the three months ended June 30, 2005 increased $87.6 million, or 48%, to $271.4 million, compared with $183.8 million for the three months ended June 30, 2004. Investment advisory and administration fees increased $69.5 million, or 43%, to $231.5 million for the three months ended June 30, 2005, compared with $162.0 million for the three months ended June 30, 2004. The increase in investment advisory and administration fees was due to increases in fees earned across all asset classes. Other income of $39.9 million increased $18.1 million, or 83%, for the three months ended June 30, 2005, compared with $21.8 million for the three months ended June 30, 2004, primarily due to increased sales of BlackRock Solutions products and services and property management fees earned on real estate accounts assumed in the SSR acquisition and higher distribution fees earned on the BlackRock Funds.

	Three months ended June 30,		Variance
Dollar amounts in thousands	2005	2004	Amount	%
	(unaudited)
Investment advisory and administration fees:
Mutual funds	$77,247	$54,981	$22,266	40.5%
Separate accounts	154,224	107,032	47,192	44.1

Total investment advisory and administration fees	231,471	162,013	69,458	42.9
Other income	39,918	21,799	18,119	83.1

Total revenue	$271,389	$183,812	$87,577	47.6%

Mutual fund advisory and administration fees increased $22.3 million, or 41%, to $77.2 million for the three months ended June 30, 2005, compared with $55.0 million for the three months ended June 30, 2004. The increase in mutual fund revenue was primarily the result of increases in BlackRock Funds revenue and closed-end fund revenue of $16.8 million and $3.6 million, respectively. The rise in BlackRock Funds revenue was primarily due to the merger of SSR’s mutual funds into the BlackRock Funds contributing to an increase of approximately $7.3 billion, or 40%, in average AUM in the BlackRock Funds during the period as compared to the prior year. Closed-end fund revenue increased during the period due to closed-end fund launches since June 30, 2004, resulting in a $1.9 billion increase in assets under management.

Separate account revenue increased $47.2 million, or 44%, to $154.2 million for the three months ended June 30, 2005, compared with $107.0 million for the three months ended June 30, 2004. Separate account base fees increased $43.4 million, or 49%, to $132.8 million for the three months ended June 30, 2005, compared with $89.4 million for the three months ended June 30, 2004. Separate account base fees increased during the second quarter of 2005 primarily due to a $40.2 billion increase in AUM related to the SSR acquisition and an increase in AUM, exclusive of the SSR acquisition, of $44.2 billion, or 19%. Performance fees of $21.4 million for the three months ended June 30, 2005 increased $3.8 million compared with $17.6 million for the three months ended June 30, 2004. The increase in separate accounts performance fees reflected increased fees earned on the Company’s equity and real estate alternative investment products, which were partially offset by decreased performance fees earned on the Company’s fixed income hedge fund.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004.

Revenue (continued)

Other income of $39.9 million for the three months ended June 30, 2005 primarily represents fees earned on BlackRock Solutions products and services of $23.9 million, property management fees of $8.7 million earned on real estate assets under management and distribution fees earned on the BlackRock Funds of $2.9 million.

	Three months ended June 30,		Variance
Dollar amounts in thousands	2005	2004	Amount	%
	(unaudited)
Mutual funds revenue
BlackRock Funds	$34,856	$18,058	$16,798	93.0%
Closed-End Funds	21,095	17,484	3,611	20.7
BlackRock Liquidity Funds	20,515	19,160	1,355	7.1
Other commingled funds	781	279	502	179.9

Total mutual funds revenue	77,247	54,981	22,266	40.5

Separate accounts revenue
Separate account base fees	132,786	89,436	43,350	48.5
Separate account performance fees	21,438	17,596	3,842	21.8

Total separate accounts revenue	154,224	107,032	47,192	44.1

Total investment advisory and administration fees	231,471	162,013	69,458	42.9

Other income	39,918	21,799	18,119	83.1

Total revenue	$271,389	$183,812	$87,577	47.6%

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. (continued)

Expense

Total expense increased $68.3 million, or 56%, to $189.5 million in the second quarter of 2005, compared with $121.2 million during the second quarter of 2004. The increase was attributable to increases in employee compensation and benefits, general and administration expense, fund administration and servicing expense paid to third parties and amortization of intangible assets.

	Three months ended June 30,		Variance
Dollar amounts in thousands	2005	2004	Amount	%
	(unaudited)
Employee compensation and benefits	$131,015	$81,618	$49,397	60.5%
Fund administration and servicing costs
Affiliates	4,096	4,948	(852)	(17.2)
Other	6,330	3,070	3,260	106.2
General and administration	46,397	31,363	15,034	47.9
Amortization of intangible assets	1,656	232	1,424	613.8

Total expense	$189,494	$121,231	$68,263	56.3%

During the three months ended June 30, 2005, employee compensation and benefits increased $49.4 million, or 61%, to $131.0 million, compared to $81.6 million for the three months ended June 30, 2004. The increase in employee compensation and benefits was primarily attributable to increases in salaries and benefits, incentive compensation and LTIP expense of $28.9 million, $5.6 million and $15.0 million, respectively. The increase in salaries and benefits was primarily attributable to staffing increases as a result of the SSR acquisition, organic business growth and an increase in deferred compensation expense. Incentive compensation was higher due to an increase in bonus eligible operating income. The increase in LTIP expense was associated with the vesting of LTIP awards, for which the Company initiated expense recognition during the third quarter of 2004.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. (continued)

Expense (continued)

General and administration expense increased $15.0 million, or 48%, in the three months ended June 30, 2005 to $46.4 million, compared to $31.4 million for the three months ended June 30, 2004. The increase in general and administration was primarily due to increases in marketing and promotional expense of $6.1 million, occupancy expense of $3.2 million and other general and administration of $4.9 million. Marketing and promotional expense increased $6.1 million, or 64%, to $15.8 million, compared to $9.6 million for the three months ended June 30, 2004 primarily due to amortization of deferred mutual fund commissions assumed in the SSR acquisition and increased marketing activities associated with the Company’s institutional products and expanded international calling efforts. Occupancy for the three months ended June 30, 2005 totaled $9.1 million, representing a $3.2 million, or 54%, increase, from $5.9 million for the three months ended June 30, 2004. The increase in occupancy during the three months ended June 30, 2005 primarily reflects costs related to the Company occupying 85,000 square feet of office space at 55 East 52nd Street, New York, New York, during the first quarter of 2005 and properties assumed in the SSR acquisition. The $4.9 million, or 44%, increase in other general administration expense to $16.2 million for the three months ended June 30, 2005 compared to $11.2 million for the three months ended June 30, 2004 is primarily attributable to a $1.9 million increase in market data costs to support higher AUM levels and increased trading activities, $1.5 million in office related expenses, $0.9 million in increased professional fees primarily related to SSR integration costs and Sarbanes-Oxley Act compliance activities. Fund administration and servicing expense paid to third parties increased $3.3 million in the second quarter to $6.3 million compared to $3.1 million for the second quarter 2004. The rise was due to increases in shareholder servicing fees related to new closed-end funds and additional assets associated with BlackRock Funds.

The $1.4 million increase in amortization of intangible assets from $1.7 million for the three months ended June 30, 2005, compared to $0.2 million for the three months ended June 30, 2004 reflects amortization of management contracts acquired in the SSR acquisition. Expected 2005 amortization expense for these contracts will approximate $6.7 million, or $0.10 per diluted share.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. (continued)

Expense (continued)

	Three months ended June 30,		Variance
Dollar amounts in thousands	2005	2004	Amount	%
	(unaudited)
General and administration expense:
Marketing and promotional	$15,756	$9,637	$6,119	63.5%
Occupancy expense	9,094	5,914	3,180	53.8
Technology	5,393	4,603	790	17.2
Other general and administration	16,154	11,209	4,945	44.1

Total general and administration expense	$46,397	$31,363	$15,034	47.9%

Operating Income and Net Income

Operating income was $81.9 million for the three months ended June 30, 2005, representing a $19.3 million, or 31%, increase compared with the three months ended June 30, 2004. Non-operating income decreased $11.5 million, or 74%, to $4.0 million for the three months ended June 30, 2005, as compared with the three months ended June 30, 2004. The decrease was primarily due to a $12.0 million gain realized on the Company’s sale of Trepp LLC during 2004, interest expense associated with borrowings used to finance the SSR acquisition in 2005 of $2.0 million and increased investment related income in 2005. Income tax expense was $31.3 million and $26.5 million, representing effective tax rates of 36.5% and 34.0% for the three months ended June 30, 2005 and June 30, 2004, respectively. The increase in the Company’s effective tax rate was primarily attributable to an approximate $8.5 million tax benefit, recognized in the first quarter of 2004, associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001. Net income totaled $53.3 million for the three months ended June 30, 2005, compared with $48.0 million for the three months ended June 30, 2004, representing an increase of $5.3 million, or 11%. The net income in 2005 includes the after tax impact of LTIP awards of $7.7 million to be funded by a capital contribution of stock by PNC.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004.

Revenue

Total revenue for the six months ended June 30, 2005 increased $155.8 million, or 43%, to $521.5 million, compared with $365.6 million for the six months ended June 30, 2004. Investment advisory and administration fees increased $121.4 million, or 38%, to $443.7 million for the six months ended June 30, 2005, compared with $322.3 million for the six months ended June 30, 2004. The increase in investment advisory and administration fees was due to increases in fees earned on separate accounts of $85.2 million, or 40%, and mutual funds of $36.2 million, or 33%. Other income of $77.7 million increased $34.4 million, or 80%, for the six months ended June 30, 2005, compared with $43.3 million for the six months ended June 30, 2004 primarily due to increased sales of BlackRock Solutions products and services and property management fees earned on real estate accounts assumed in the SSR acquisition.

	Six months ended June 30,		Variance
Dollar amounts in thousands	2005	2004	Amount	%
	(unaudited)
Investment advisory and administration fees:
Mutual funds	$147,618	$111,427	$36,191	32.5%
Separate accounts	296,109	210,904	85,205	40.4

Total investment advisory and administration fees	443,727	322,331	121,396	37.7
Other income	77,744	43,304	34,440	79.5

Total revenue	$521,471	$365,635	$155,836	42.6%

Mutual fund advisory and administration fees increased $36.2 million, or 33%, to $147.6 million for the six months ended June 30, 2005, compared with $111.4 million for the six months ended June 30, 2004. The increase in mutual fund revenue was primarily the result of increases in BlackRock Funds revenue and closed-end fund revenue of $27.1 million and $6.7 million, respectively. The rise in BlackRock Funds revenue was primarily due to the merger of SSR’s mutual funds into the BlackRock Funds contributing to an increase of approximately $5.9 billion, or 32%, in average AUM in the BlackRock Funds during the period as compared to the prior year. Closed-end fund revenue increased during the period due to closed-end fund launches since June 30, 2004, resulting in a $1.9 billion increase in assets under management.

Separate account revenue increased $85.2 million, or 40%, to $296.1 million for the six months ended June 30, 2005, compared with $210.9 million for the six months ended June 30, 2004. Separate account base fees increased $70.5 million, or 40%, to $248.0 million for the six months ended June 30, 2005, compared with $177.5 million for the six months ended June 30, 2004. The growth in separate account base fees was primarily due to a $40.2 billion increase in AUM related to the SSR acquisition and an increase in AUM, exclusive of the SSR acquisition, of $44.2 billion, or 19%. Performance fees of $48.1 million for the six months ended June 30, 2005 increased $14.7 million, compared with $33.4 million for the six months ended June 30, 2004. The increase in separate accounts performance fees primarily reflects positive performance in equity and real estate alternative investment products.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. (continued)

Revenue (continued)

Other income of $77.7 million for the six months ended June 30, 2005 primarily represents fees earned on BlackRock Solutions products and services of $50.6 million, property management fees of $14.3 million earned on real estate assets under management and distribution fees earned on the BlackRock Funds of $4.6 million.

	Six months ended June 30,		Variance
Dollar amounts in thousands	2005	2004	Amount	%
	(unaudited)
Mutual funds revenue
BlackRock Funds	$63,896	$36,840	$27,056	73.4%
Closed-End Funds	40,993	34,274	6,719	19.6
BlackRock Liquidity Funds	41,535	39,773	1,762	4.4
Other commingled funds	1,194	540	654	121.1

Total mutual funds revenue	147,618	111,427	36,191	32.5

Separate accounts revenue
Separate account base fees	248,015	177,502	70,513	39.7
Separate account performance fees	48,094	33,402	14,692	44.0

Total separate accounts revenue	296,109	210,904	85,205	40.4

Total investment advisory and administration fees	443,727	322,331	121,396	37.7

Other income	77,744	43,304	34,440	79.5

Total revenue	$521,471	$365,635	$155,836	42.6%

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. (continued)

Expense

Total expense increased $139.7 million, or 60%, to $373.0 million in the six months ended June 30, 2005, compared with $233.3 million in the six months ended June 30, 2004. The increase was primarily attributable to increases in employee compensation and benefits of $110.3 million, or 75%, general and administration expense of $29.9 million, or 48%, fund administration and servicing expense paid to third parties of $5.1 million, or 80%, and amortization of intangible assets of $2.5 million, partially offset by the recognition of an impairment of the Company’s intangible assets during the first quarter of 2004.

	Six months ended June 30,		Variance
Dollar amounts in thousands	2005	2004	Amount	%
	(unaudited)
Employee compensation and benefits	$257,959	$147,687	$110,272	74.7%
Fund administration and servicing costs
Affiliates	8,113	10,016	(1,903)	(19.0)
Other	11,422	6,362	5,060	79.5
General and administration	92,564	62,662	29,902	47.7
Amortization of intangible assets	2,937	463	2,474	NM
Impairment of intangible assets	—	6,097	(6,097)	(100.0)

Total expense	$372,995	$233,287	$139,708	59.9%

NM = Not meaningful

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. (continued)

Expense (continued)

During the six months ended June 30, 2005, employee compensation and benefits increased $110.3 million, or 75%, to $258.0 million, compared to $147.7 million for the six months ended June 30, 2004. The increase in employee compensation and benefits is primarily attributable to increases in salaries and benefits and incentive compensation of $57.0 million and $24.6 million, respectively, and in addition, an increase of $29.3 million associated with the vesting of LTIP awards, for which the Company initiated expense recognition during the third quarter of 2004, during the period. The increase of $57.0 million in salaries and benefits was primarily attributable to staffing increases as a result of the SSR acquisition, organic business growth and increases in deferred compensation expense. The $24.6 million, or 32%, increase in incentive compensation is primarily attributable to an increase in bonus-eligible operating income in the period and a $6.5 million acquisition-related bonus payments to continuing employees of BlackRock.

General and administration expense increased $29.9 million, or 48%, in the six months ended June 30, 2005 to $92.6 million, compared to $62.7 million for the six months ended June 30, 2004. The increase in general and administration was primarily due to increases in marketing and promotional expense of $12.0 million, occupancy expense of $5.1 million, technology related expense of $2.1 million and other general and administration of $10.6 million. Marketing and promotional increased $12.0 million to $29.9 million compared to $17.8 million for the period ended June 30, 2004 primarily due to amortization of deferred mutual fund commissions assumed in the SSR acquisition, institutional service fees and increased marketing activities associated with the Company’s institutional products and expanded international calling efforts. Occupancy for the period ended June 30, 2005 totaled $16.7 million, representing a $5.1 million, or 44%, increase, from $11.6 million for the period ended June 30, 2004. The increase in occupancy during the period ended June 30, 2005 primarily reflects costs related to the Company taking occupancy of office space at 55 East 52nd Street, New York, New York, during the first quarter of 2005 and space assumed in the SSR acquisition. During the period ended June 30, 2005, technology expense increased by $2.1 million, or 23%, to $11.3 million, compared to $9.2 million for the period ended June 30, 2004, primarily due to increased depreciation related to additions to support business growth and assets assumed in the SSR acquisition. The $10.6 million, or 44%, increase in other general administration expense to $34.7 million in the period ended June 30, 2005, compared to $24.1 million for the period ended June 30, 2004 is primarily attributable to $2.4 million in increased professional fees primarily related to SSR integration costs and Sarbanes-Oxley Act compliance activities and a $3.1 million increase in market data costs related to higher AUM levels and increased trading activities.

The $2.5 million increase in amortization of intangible assets reflects amortization of management contracts acquired in the SSR acquisition. Expected 2005 amortization expense for these contracts totals approximately $6.7 million, or $0.10 per diluted share. During the first quarter of 2004, in connection with the liquidation of several of the Company’s long-short equity hedge funds, the Company recognized a $6.1 million impairment charge representing the carrying value of the funds’ acquired management contract.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. (continued)

Expense (continued)

	Six months ended June 30,		Variance
Dollar amounts in thousands	2005	2004	Amount	%
	(unaudited)
General and administration expense:
Marketing and promotional	$29,881	$17,840	$12,041	67.5%
Occupancy expense	16,680	11,564	5,116	44.2
Technology	11,283	9,161	2,122	23.2
Other general and administration	34,720	24,097	10,623	44.1

Total general and administration expense	$92,564	$62,662	$29,902	47.7%

Operating Income and Net Income

Operating income was $148.5 million for the period ended June 30, 2005 and includes a $29.3 million expense associated with awards granted under the LTIP. Exclusive of LTIP expense, operating income for the period ended June 30, 2005 increased $45.4 million, or 34%, compared with $132.3 million for the period ended June 30, 2004. Non-operating income decreased $9.6 million, or 45%, to $11.7 million for the period ended June 30, 2005, as compared to $21.3 million for the period June 30, 2004. The decrease in investment income was primarily due to the Company’s $12.0 million gain on the sale of Trepp LLC in April 2004 and $3.8 million of interest expense in 2005 associated with borrowings used to finance the SSR acquisition. Income tax expense was $58.7 million and $46.6 million, representing effective tax rates of 36.6% and 30.3% for the periods ended June 30, 2005 and 2004, respectively. The increase in the Company’s effective tax rate was primarily attributable to a benefit of approximately $8.7 million, recognized in the first quarter of 2004, associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001. Net income totaled $99.9 million for the six months ended June 30, 2005 and includes the after tax impact of the portion of LTIP awards to be funded by a capital contribution of stock by PNC and expenses related to the SSR acquisition, of $15.1 million and $5.6 million, respectively. SSR acquisition costs consisted of certain compensation costs and professional fees. Compensation reflected in SSR acquisition costs represents acquisition-related bonus payments to continuing employees of BlackRock. In addition, net income of $103.2 million during the period ended June 30, 2004 included the New York State tax benefits and the impact of sale of Trepp LLC, discussed previously. Exclusive of these items, net income for the period ended June 30, 2005 increased $26.1 million, or 28%, compared to the period ended June 30, 2004.

Liquidity and Capital Resources

BlackRock meets its working capital requirements primarily through cash generated by its operating activities. Cash used in the Company’s operating activities totaled $10.2 million for the period ended June 30, 2005, including a $149.5 million net settlement of the Company’s 2004 incentive compensation programs. BlackRock expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. (continued)

Liquidity and Capital Resources (continued)

In January 2005, the Company closed its acquisition of SSR from MetLife, Inc. (“MetLife”) for approximately $233.1 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration, which, contingent on certain measures, could increase the purchase price by up to 25%, may be paid over 5 years. The Company financed $150.0 million of the purchase price with a bridge promissory note from Morgan Stanley Senior Funding, Inc. at an annual rate of 2.875%. The stock purchase agreement for the SSR transaction provides for an additional payment to MetLife on the first anniversary of closing of the SSR transaction (January 31, 2006) of up to $75 million based on achieving specified retention levels of assets under management (AUM) and run rate revenue as of the signing date of the stock purchase agreement. The first anniversary contingent payment has two components: directly-sourced revenue and MetLife-sourced revenue. The directly-sourced revenue payment is subject to a maximum of $30 million, provided one year anniversary revenue exceeds 120% of signing date revenue. The MetLife-sourced revenue payment is subject to a maximum of $45 million, provided one year anniversary revenue exceeds 120% of signing date revenue. These payments decline to $20 million and $30 million, respectively, if one year anniversary revenue approximates 100% of signing date levels. No contingent payment is required if directly-sourced and MetLife-sourced revenue fall below 80% and 95%, respectively, of revenue on the signing date of the stock purchase agreement. In addition, the stock purchase agreement provides for two other contingent payments. On December 31, 2006, MetLife will receive 32.5% of any performance fees earned on a large institutional real estate client’s assignment. In addition, on the fifth anniversary of the closing of the SSR transaction, MetLife could receive an additional payment up to a maximum of $10 million based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans. The Company currently maintains and generates sufficient cash flow to fully support payment of these contingent liabilities.

In February 2005, the Company issued $250.0 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at a rate of 2.625% per annum. The Company used a portion of the net proceeds from this issuance to retire the bridge promissory note and plans to use the remainder of the net proceeds for general corporate purposes.

A wholly owned subsidiary of the Company has a $200.0 million line of credit with a related party. Borrowings under the affiliated line of credit bear interest at LIBOR plus 1.5%. The borrowing has a scheduled maturity date of January 31, 2006. The Company had no outstanding advances for under the line of credit at June 30, 2005.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. (continued)

Liquidity and Capital Resources (continued)

In connection with the SSR acquisition, the Company assumed approximately $236.0 million in liabilities, which consisted of $113.2 million related to SSR’s 2004 incentive compensation programs and severance and retention costs and secured borrowings of approximately $111.8 million. During 2004 and January 2005, a subsidiary of SSR acquired approximately $112.2 million in real estate holdings in preparation for a commingled fund launch with advances under a line of credit and the assumption of a mortgage over one of the properties. During March 2005, the Company sold the properties to a sponsored investment fund, upon the fund’s closing, and retired all related borrowings.

Net cash flow used in investing activities was $151.9 million for the period ended June 30, 2005, primarily consisting of $249.5 million in cash consideration related to the SSR acquisition and $29.1 million in capital expenditures primarily representing build out costs associated with Company’s new office space at 55 East 52nd Street, New York, New York, which was partially offset by the sale of real estate held for sale for $112.2 million.

Net cash flow provided by financing activities was $74.5 million for the period ended June 30, 2005 and primarily represented $245.0 million in net proceeds from offering of convertible debentures during the quarter, $9.0 million due to the exercise of employee stock options during the first six months of 2005 and $9.9 million in subscriptions to sponsored investment funds consolidated by the Company. These amounts were partially offset by the payment of $38.4 million in dividends and $32.6 million in share repurchases. In January 2004, BlackRock’s Board of Directors approved a two million share repurchase program. Pursuant to the repurchase program, the Company may make repurchases from time to time as market conditions warrant in open market or privately negotiated transactions at the discretion of the Company’s management. The Company repurchased 429,800 shares under the program in open market transactions for approximately $32.6 million during the three months ended June 30, 2005 and is authorized to purchase an additional 653,000 shares under the program.

For the period ended June 30, 2005, free cash flow, defined as cash used in operating activities ($10.2 million for the period ended June 30, 2005 and provided by $39.8 million for the period ended June 30, 2004) less purchases of property and equipment ($29.1 million and $9.9 million for the periods ended June 30, 2005 and 2004, respectively), decreased by $69.3 million, to a deficit of $39.4 million as compared to $29.9 million for the period ended June 30, 2004. The decrease in the Company’s free cash flow deficit for the period ended June 30, 2005, compared to the same period in 2004, is primarily attributable to the settlement of compensation liabilities assumed in the SSR acquisition, an increase in cash-based incentive compensation as a result of an increase in bonus-eligible operating income growth in 2005 compared to 2004 and an increased level of capital expenditures during 2005 primarily related to the build out of the Company’s new office space at 55 East 52nd Street, New York, New York. These amounts were partially offset by increased cash basis net income for the period ended June 30, 2005, compared to the period ended June 30, 2004.

Total capital at June 30, 2005 was $1.1 billion and was primarily comprised of stockholders’ equity and borrowings of $250 million.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. (continued)

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

In the ordinary course of business, BlackRock enters into contracts (purchase obligations) with third parties pursuant to which the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts that are either noncancelable or cancelable with penalty. At June 30, 2005, the Company’s obligations primarily reflected shareholder servicing arrangements related to client investments in the BlackRock Closed-end Funds, subadvisory agreements and standard service contracts with third parties for portfolio, market data and office services.

In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

In connection with the management contract acquired on May 15, 2000 associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition. For the three months and six months ended June 30, 2005, the related expense was $0.1 million and $0.2 million, respectively. At June 30, 2005, the future commitment under the agreement is $5.0 million. If Anthracite’s management contract with BlackRock is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

The Company has entered into a commitment to invest $13.9 million in Carbon Capital II, Inc., an alternative investment fund sponsored by BlackRock, of which $7.4 million remained unfunded at June 30, 2005.

On April 30, 2003, the Company purchased an investment manager of a hedge fund of funds for approximately $4.1 million in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if settled at June 30, 2005, would be approximately $4.8 million.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. (continued)

Contractual Obligations and Commercial Commitments (continued)

Summary of Commitments (unaudited):

(Dollar amounts in thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Convertible Debentures	$250,000	$—	$—	$—	$—	$—	$250,000
Lease Commitments	246,719	9,364	20,611	20,471	20,300	20,577	155,396
Purchase Obligations	22,386	10,770	7,364	3,796	456	—	—
Investment Commitments	7,356	7,356	—	—	—	—	—
Acquired Management Contract	5,000	—	1,000	1,000	1,000	1,000	1,000
Acquisition Forward Commitment	4,758	—	—	—	4,758	—	—

Total Commitments	$536,219	$27,490	$28,975	$25,267	$26,514	$21,577	$406,396

In January 2005, the Company closed its previously announced acquisition of SSR from MetLife. Under the terms of the transaction, MetLife received at closing $233.1 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration may be paid over 5 years contingent on certain measures. The stock purchase agreement for the SSR transaction provides for an additional payment to MetLife on the first anniversary of the closing of the SSR transaction (January 31, 2006) of up to $75 million based on the Company achieving specified retention levels of AUM and run rate revenue as of the signing date of the stock purchase agreement. The first anniversary contingent payment has two components: directly-sourced revenue and MetLife-sourced revenue. The directly-sourced revenue payment is subject to a maximum of $30 million, provided one year anniversary revenue exceeds 120% of signing date revenue. The MetLife-sourced revenue payment is subject to a maximum of $45 million, provided one year anniversary revenue exceeds 120% of signing date revenue. These payments decline to $20 million and $30 million, respectively, if one year anniversary revenue approximates 100% of signing date levels. No contingent payment is required if directly-sourced and MetLife-sourced revenue fall below 80% and 95%, respectively, of revenue on the signing date of the stock purchase agreement. In addition, the stock purchase agreement provides for two other contingent payments. On December 31, 2006, MetLife will receive 32.5% of any performance fees earned on a large institutional real estate client. In addition, on the fifth anniversary of the closing of the SSR transaction, MetLife could receive an additional payment up to a maximum of $10 million based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans. These provisions were negotiated independent of the initial purchase price that was less than SSR’s enterprise value, as determined by the Company’s management in conjunction with an independent third party valuation services firm. The Company is unable to estimate the potential obligations under the contingent payments because it is unable to predict at this time what specific retention levels of run rate revenue will be on the first anniversary of closing the SSR transaction, or what the Company’s retained AUM will be on the fifth anniversary of the closing date of the SSR transaction. As of June 30, 2005, no performance fees had been earned on the large institutional client account subject to a 32.5% contingent payment to MetLife. SSR acts as investment manager for a synthetic collateralized credit default swap obligation. In connection with this transaction, SSR entered into a junior swap arrangement in a notional amount of approximately $16.7 million, providing credit protection to a portfolio of highly-rated asset-backed securities and corporate bonds. The fair value of the swap arrangement at June 30, 2005 was $2.9 million and is included in investments, other, on the consolidated statement of financial condition.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. (continued)

Off Balance Sheet Arrangement

A synthetic collateralized credit default swap obligation occurs when a counterparty provides credit protection through a series of credit default swaps to third parties. The counterparty further securitizes this credit protection by obtaining a super senior insurance policy and issuing several classes of credit default swaps to third parties. Losses in the counterparty’s reference pool (i.e., asset backed securities and corporate bonds) are first absorbed by the most subordinated class of the credit default swaps issued by the structure. As collateral manager for this specific synthetic collateralized credit default swap obligation (“Pillars”), the Company bears no risk beyond reputational risk contingent on the performance of the structure. In addition, the Company has entered into a credit default swap with Pillars affording the structure credit protection of approximately $16.7 million, representing the Company’s maximum risk of loss. This swap represents seed capital invested by the Company in a new product and facilitated the issuance of credit default swaps to third parties. Under the terms of its credit default swap with Pillars, the Company is entitled to an annual coupon of 4% of its notional balance ($16.7 million) and ¼ of the structure’s residual balance at its scheduled termination, December 23, 2009. The Company’s management has performed a control assessment of its variable interests in Pillars (a collateral management agreement and the credit default swap) under FIN 46R and has concluded the Company is not Pillar’s primary beneficiary. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. There was no income or loss recorded in the Company’s income statement related to this arrangement during the three and six months ended June 30, 2005. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. At June 30, 2005, the fair value of the Pillars credit default swap was $2.9 million.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. A change in an asset class’s estimated useful life by management would have a significant impact on the Company’s depreciation expense (approximately $5.6 million and $11.5 million for the three and six months ended June 30, 2005) due to the concentration of the Company’s property and equipment in relatively short-lived assets (useful lives of three to five years). A summary of the estimated useful lives used, by asset class, is included in note 4 in the Notes to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

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

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded as earned. Should the alternative investment products and separate accounts subject to performance fees not continue to meet specified investment return thresholds, performance fees and related employee compensation expense previously recorded may be subject to reversal. At June 30, 2005, no performance fees recorded by the Company are subject to reversal.

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

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Intangible Assets

At June 30, 2005, the carrying amounts of the Company’s intangible assets are as follows:

Goodwill	$189,890
Management contracts acquired:
Indefinite life	244,386
Definite life	65,692
Other	23

Total goodwill and intangible assets	$499,991

Definite-lived acquired management contracts are amortized over their expected useful lives, which, at June 30, 2005, range from one to twenty years. Management reassesses these lives each quarter based on historical attrition rates and other events and circumstances that may in the future influence these rates. Significant judgment is required to estimate the period that these assets will contribute to the Company’s cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on the amount of the Company’s amortization expense ($1.7 million and $2.9 million for the three and six months ended June 30, 2005). The Company assesses each of its definite-lived acquired management contracts for impairment at least annually by comparing their carrying value to their projected undiscounted cash flows. If a contract’s carrying value exceeds its projected undiscounted cash flows, an impairment charge, measured on a discounted cash flow basis, is recorded in the Company’s consolidated statement of income.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Intangible Assets (continued)

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

Revenues for services provided to these mutual funds are as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2005	2004	2005	2004
	(unaudited)
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$6,927	$8,866	$13,456	$18,162
Other	27,929	9,192	50,440	18,678
BlackRock Closed-end Funds - Other	21,095	17,484	40,993	34,274
BlackRock Liquidity Funds
PNC	4,027	3,107	7,940	6,208
Other*	16,488	16,053	33,595	33,565
STIF - PNC	230	270	438	531

	$76,696	$54,972	$146,862	$111,418

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

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

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Revenues for such services are as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2005	2004	2005	2004
	(unaudited)
Separate accounts:
MetLife	$14,063	$—	$23,367	$—
Nomura	2,318	2,021	4,505	4,293
PNC	1,511	1,484	3,009	3,232
Private client services - PNC	1,383	1,383	2,766	2,769
Alternative investments - PNC	100	80	324	205
Other income-risk management - PNC	1,251	1,250	2,502	2,500

	$20,626	$6,218	$36,473	$12,999

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three month periods ended June 30, 2005 and 2004 totaled approximately $15.4 million and $16.4 million, respectively, and, for the six months ended June 30, 2005 and 2004 totaled approximately $30.4 million and $33.6 million, respectively.

PNC subsidiaries and PNC-related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	June 30,
(Dollar amounts in millions)	2005	2004
	(unaudited)
BlackRock Open-end Funds	$7,040	$7,818
BlackRock Liquidity Funds	11,096	9,361
STIF	638	751
Separate accounts	9,489	9,534

	$28,263	$27,464

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

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

MetLife provided general and administrative services to the Company, during a transition period, in support of SSR and its consolidated subsidiaries. These services ceased during the second quarter of 2005. In addition, SSR leases a portion of its office space under formal sublease agreements with MetLife.

Additionally, the Company has entered into subadvisory and consulting agreements with Nomura and an entity whose President and Chief Executive Officer serves on the Company’s Board of Directors.

BlackRock Realty Advisors, Inc. (“Realty”) maintains a $200 million line of credit with a subsidiary of MetLife, which expires on January 31, 2006. Realty uses the line of credit to finance the acquisition of real estate prior to the closing of sponsored investment funds. During the quarter ended March 31, 2005, the Company repaid outstanding advances under the line of credit, which totaled $92.5 million, following the sale of related real estate to a newly formed investment fund. Borrowings under the affiliated line of credit bear interest at LIBOR plus 1.5%. At June 30, 2005, Realty had no advances outstanding under the line of credit.

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2005	2004	2005	2004
	(unaudited)
Fund administration and servicing costs	$4,096	$4,948	$8,113	$10,016
General and administration	2,630	1,011	4,277	2,250
General and administration-consulting	450	400	2,508	3,086

	$7,176	$6,359	$14,898	$15,352

Additionally, an indirect wholly owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable was approximately $14.7 million and $3.0 million at June 30, 2005 and December 31, 2004, respectively, which primarily represent investment and administration services provided to MetLife, Nomura, PNC subsidiaries and affiliates.

Receivable from affiliates was approximately $33.4 million and $12.2 million at June 30, 2005 and December 31, 2004, respectively. These amounts primarily represent deferred income taxes receivable.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Included in other assets are advances to employees under the deferred compensation plan sponsored by SSR prior to 2003 (“SSR Old Plan”) and Company-owned life insurance policies, underwritten by MetLife, which are used to fund obligations under the SSR deferred compensation plan (“SSR New Plan”) totaling $4.0 million and $13.2 million, respectively. The terms of the SSR Old Plan and the SSR New Plan are included in note 8 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Accounts payable and accrued liabilities-affiliates were approximately $10.7 million and $3.6 million at June 30, 2005 and December 31, 2004, respectively. These amounts primarily represent income taxes payable and accrued fund administration and servicing costs affiliates payable to PNC and do not bear interest.

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

BlackRock’s investments consist primarily of BlackRock funds, private investment funds and debt securities. Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. In certain cases, BlackRock maintains a controlling interest in a sponsored investment fund and the underlying securities are reflected on the Company’s statement of financial conditions. As of June 30, 2005, the carrying value of seed investments was $151.1 million. These investments expose BlackRock to either equity price risk or interest rate risk dependent on the underlying securities portfolio of each investment fund. BlackRock does not hold any derivative securities to hedge its investments. The following table summarizes the fair values of the investments exposed to equity price risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 10% increase or decrease in equity prices:

	Fair Value	Fair value assuming 10% increase in market price	Fair value assuming 10% decrease in market price
June 30, 2005
Mutual funds	$21,668	$23,835	$19,501
Equity securities	19,935	21,929	17,942

Total investments, trading	41,603	45,764	37,443

Mutual funds	8,364	9,200	7,528

Total investments, available for sale	8,364	9,200	7,528

Other
Cost method	1,062	1,168	956
Fair value	31,251	34,376	28,125
Equity method	58,415	64,257	52,574

Total investments, other	90,728	99,801	81,655

Total investments	$140,695	$154,765	$126,626

December 31, 2004
Mutual funds	$15,688	$17,257	$14,119
Equity securities	9,385	10,324	8,447

Total investments, trading	25,073	27,581	22,566

Mutual funds	2,617	2,879	2,355

Total investments, available for sale	2,617	2,879	2,355

Other
Equity method	28,730	31,603	25,857
Fair value	30,379	33,417	27,341

Total investments, other	59,109	65,020	53,198

Total investments	$86,799	$95,480	$78,119

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

At June 30, 2005, investments, trading, and investments, other, with carrying values of approximately $21.7 million and $22.8 million, respectively, reflects investments by BlackRock with respect to senior employee elections under the Company’s deferred compensation plans. Therefore, any change in the carrying value of these investments is offset by a corresponding change in the related deferred compensation liability.

The following table summarizes the fair value of the Company’s investments in debt securities and funds that invest primarily in debt securities, which expose BlackRock to interest rate risk, at June 30, 2005 and December 31, 2004. The table also provides a sensitivity analysis of the estimated fair value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming - 100 basis point shift
June 30, 2005
Mortgage backed securities	$14,112	$14,340	$13,884
Corporate notes and bonds	8,662	8,276	9,049
Municipal bonds	130	124	136

Total investments, trading	22,904	22,740	23,069

Mutual funds	3,605	3,652	3,558
Collaterialized debt obligations	29,360	30,724	27,996

Total investments, available for sale	32,965	34,376	31,554

Cost method	62,470	60,873	64,067
Equity method	20,861	22,438	19,284
Fair value	2,912	2,912	2,912

Total investments, other	86,243	86,223	86,263

Total investments	$142,112	$143,339	$140,886

December 31, 2004
U.S. government securities	$22,275	$22,275	$24,073
Mortgage backed securities	12,388	12,388	12,639
Corporate notes and bonds	9,371	8,981	9,769
Municipal bonds	120	120	126

Total investments, trading	44,154	43,764	46,607

Mutual funds	3,662	3,662	3,796
Collaterialized debt obligations	12,760	12,759	13,326

Total investments, available for sale	16,422	16,421	17,121

Equity method	45,518	45,518	45,957
Cost method	34,605	35,004	34,858

Total investments, other	80,123	80,522	80,815

Total investments	$140,699	$140,706	$144,543

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at 2.625% per annum. Prior to February 15, 2009, the debentures will be convertible, only under certain conditions, at the option of the holder into cash and, in certain circumstances, shares of the Company’s class A common stock at an initial conversion rate of 9.7282 shares of class A common stock per $1 principal amount of debentures. On and after February 15, 2009, the debentures will be convertible at any time prior to maturity at the option of the holder into cash and, in certain circumstances, shares of class A common stock at the above initial conversion rate, subject to adjustments. At June 30, 2005, the fair value of the debentures was $248.5 million.

Due to the debentures’ conversion feature, these financial instruments are exposed to both interest rate risk and equity price risk. Assuming 100 basis point upward and downward parallel shifts in the yield curve, based on the fair value of the debentures on June 30, 2005, the fair value of the debentures would fluctuate to $240.8 million and $256.1 million, respectively. Assuming a 10% increase and 10% decrease in the Company’s stock price, based on the fair value of the debentures on June 30, 2005, the fair value of the debentures would fluctuate to $261.4 million and $236.4 million, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 4. Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2005. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer concluded that BlackRock’s disclosure controls and procedures were effective as of June 30, 2005.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II —OTHER INFORMATION

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

PART II — OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended June 30, 2005, the Company made the following purchases of its equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2005 through April 30, 2005	192,200		$74.70	192,200	890,625
May 1, 2005 through May 31, 2005	238,083	[2]	$75.32	237,600	653,025
June 1, 2005 through June 30, 2005	3,006	[3]	$77.56	—	653,025

Total	433,289		$75.06	429,800

[1]	On January 21, 2004, the Company announced a two million share repurchase program. The Company is currently authorized to repurchase approximately .7 million shares under this repurchase program.
[2]	Includes purchases made by the Company to satisfy income tax withholding obligations of certain employees.
[3]	Represents purchases made by the Company to satisfy income tax withholding obligations of certain employees.

PART II — OTHER INFORMATION (continued)

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of BlackRock was held on April 27, 2005, for the purpose of considering and acting upon the following:

(1) Election of Directors. Four Class III directors and one Class II director were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
	For	Withheld
Nominees
William S. Demchak	233,246,480	2,548,249
Murry S. Gerber	235,135,252	659,977
James Grosfeld	235,133,643	661,586
William Mutterperl	233,057,513	2,737,716
Linda Gosden Robinson	232,311,879	3,483,350

There were no broker non-votes. The continuing directors of BlackRock are William O. Albertini, Laurence D. Fink, Frank T. Nickell, Thomas H. O’Brien, David H. Komansky, James E. Rohr and Ralph L. Schlosstein.

With respect to the preceding matter, holders of BlackRock’s class A common stock and class B common stock voted together as a single class. Holders of BlackRock’s class A common stock are entitled to one vote per share. Holders of BlackRock’s class B common stock are entitled to five votes per share.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4 (16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5 (16)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.4).

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits (continued)

Exhibit No.	Description
10.21 (9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24 (10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29 (11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30 (12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31 (12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32 (13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33 (14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34 (14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35 (15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36 (16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37 (16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.38 (16)	Registration Rights Agreement dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

21.1 (16)	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on June 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(11)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 31, 2004.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits (Continued)

(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
+	Denotes Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Paul L. Audet
Date: August 5, 2005		Paul L. Audet
Managing Director &
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4 (16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5 (16)	Form of 2.625% Convertible Debenture due 2035 included as Exhibit A to Exhibit 4.4).

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21 (9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24 (10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29 (11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.30 (12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31 (12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32 (13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33 (14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34 (14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35 (15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36 (16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37 (16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan.

10.38 (16)	Registration Rights Agreement, dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as represented of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

21.1 (16)	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on June 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2003.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(11)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 31, 2004.
(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
+	Denotes compensatory plans.