Form 10-Q
period 2005-09-30
BLACKROCK INC /NY
filed 2005-11-04
CIK 1060021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, there were 19,683,428 shares of the registrant’s class A common stock outstanding and 44,310,617 shares of the registrant’s class B common stock outstanding.

BlackRock, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$396,514	$457,673
Accounts receivable	269,408	153,152
Receivable from affiliates	5,264	4,692
Investments	292,267	227,497
Property and equipment, net	123,687	93,701
Intangible assets, net	491,710	184,110
Deferred mutual fund commissions	12,555	—
Other assets	81,699	24,410

Total assets	$1,673,104	$1,145,235

Liabilities
Accrued compensation	$409,992	$311,351
Accounts payable and accrued liabilities
Unaffiliated	50,709	27,185
Affiliated	29,769	3,632
Purchase price contingencies	29,775	—
Acquired management contract obligations	3,791	4,810
Long-term borrowings	250,000	—
Other liabilities	22,292	12,736

Total liabilities	796,328	359,714

Minority interest	9,586	17,169

Stockholders’ equity
Common stock, class A, 19,975,305 and 19,243,878 shares issued, respectively	200	192
Common stock, class B, 45,117,284 and 45,499,510 shares issued, respectively	453	455
Additional paid-in capital	184,427	165,377
Retained earnings	753,179	650,016
Unearned compensation	(12,772)	(4,588)
Accumulated other comprehensive income	4,490	8,254
Treasury stock, class A, at cost, 343,727 and 270,998 shares held, respectively	(28,978)	(17,545)
Treasury stock, class B, at cost, 806,667 shares held	(33,809)	(33,809)

Total stockholders’ equity	867,190	768,352

Total liabilities and stockholders’ equity	$1,673,104	$1,145,235

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Operations

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue
Investment advisory and administration fees
Separate accounts	$172,818	$93,482	$468,927	$304,386
Mutual funds	81,823	54,073	229,441	165,500
Other income
Unaffiliated	41,153	22,106	111,969	62,773
Affiliated	5,013	1,338	11,941	3,975

Total revenue	300,807	170,999	822,278	536,634

Expense
Employee compensation and benefits	155,077	155,556	413,036	303,243
Fund administration and servicing costs
Unaffiliated	7,747	4,050	19,169	10,412
Affiliated	4,250	4,227	12,362	14,243
General and administration
Unaffiliated	49,859	27,778	137,629	85,104
Affiliated	1,665	1,481	6,460	6,817
Amortization of intangible assets	2,540	283	5,477	746
Impairment of intangible assets	—	—	—	6,097

Total expense	221,138	193,375	594,133	426,662

Operating income (loss)	79,669	(22,376)	228,145	109,972

Non-operating income (expense)
Investment income	21,439	4,717	37,252	27,652
Interest expense	(2,008)	965	(6,084)	(669)

Total non-operating income	19,431	5,682	31,168	26,983

Income (loss) before income taxes and minority interest	99,100	(16,694)	259,313	136,955
Income taxes	37,077	(7,265)	95,732	39,345

Income (loss) before minority interest	62,023	(9,429)	163,581	97,610
Minority interest	904	385	2,591	4,221

Net income (loss)	$61,119	$(9,814)	$160,990	$93,389

Earnings (loss) per share
Basic	$0.95	$(0.15)	$2.51	$1.47
Diluted	$0.92	$(0.15)	$2.41	$1.42

Dividends paid per share	$0.30	$0.25	$0.90	$0.75

Weighted-average shares outstanding
Basic	64,087,871	63,676,776	64,243,408	63,693,281
Diluted	66,714,797	63,676,776	66,809,706	65,858,552

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Year to Date September 30,
	2005	2004
Cash flows from operating activities
Net income	$160,990	$93,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,414	15,462
Impairment of intangible assets	—	6,097
Minority interest	2,591	4,221
Stock-based compensation	52,963	9,518
Deferred income taxes	(2,609)	(20,908)
Tax benefit from stock-based compensation	4,040	1,690
Net gain on investments	(15,580)	(13,142)
Amortization of bond issuance costs	700	—
Deferred mutual fund commissions	8,269	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(78,326)	(22,998)
Increase in receivable from affiliates	(572)	(608)
Increase in investments, trading	(7,927)	(10,600)
Increase in other assets	(39,676)	(952)
(Decrease) increase in accrued compensation	(48,520)	85,620
Increase (decrease) in accounts payable and accrued liabilities	18,307	(4,387)
Increase in other liabilities	7,756	1,060

Cash provided by operating activities	84,820	143,462

Cash flows from investing activities
Purchase of property and equipment	(42,930)	(15,245)
Purchase of investments	(27,730)	(90,121)
Sale of investments	44,464	145,737
Sale of real estate held for sale	112,184	—
Deemed cash contribution upon consolidation of VIE	—	6,412
Consolidation of sponsored investment funds	—	(43,169)
Acquisitions, net of cash acquired and purchase price contingencies	(247,220)	(74)

Cash (used in) provided by investing activities	(161,232)	3,540

Cash flows from financing activities
Borrowings, net of issuance costs	395,000	—
Principal repayment of borrowings	(150,000)	—
Repayment of short-term borrowings	(111,840)	—
Subscriptions to consolidated sponsored investment funds	7,996	5,152
Decrease in cash due to deconsolidated sponsored investment fund	(5,509)	—
Distributions paid to minority interest holders	—	(5,794)
Dividends paid	(57,507)	(47,685)
Reissuance of treasury stock	13,268	13,325
Purchase of treasury stock	(72,775)	(48,539)
Issuance of class A common stock	706	—
Acquired management contract obligation payment	(1,019)	(926)

Cash provided by (used in) financing activities	18,320	(84,467)

Effect of exchange rate changes on cash and cash equivalents	(3,067)	955

Net (decrease) increase in cash and cash equivalents	(61,159)	63,490
Cash and cash equivalents, beginning of period	457,673	315,941

Cash and cash equivalents, end of period	$396,514	$379,431

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share data)

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

BlackRock, Inc., a Delaware corporation (together with its subsidiaries, “BlackRock” or the “Company”), is majority-owned indirectly by The PNC Financial Services Group, Inc. (“PNC”). The consolidated financial statements of BlackRock include the assets, liabilities and earnings of its wholly owned subsidiaries: BlackRock Advisors, Inc., BlackRock Institutional Management Corporation, BlackRock Financial Management, Inc., BlackRock Investments, Inc., BlackRock Funding, Inc., BlackRock Overseas Investment Corp. and BlackRock Portfolio Holdings, Inc. and each of their subsidiaries. The Company also consolidates entities in which it holds a majority of the outstanding equity or has been deemed the primary beneficiary. Intercompany accounts and transactions between consolidated entities have been eliminated. The consolidated interim financial statements of BlackRock included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the financial position, results of operations and cash flows of BlackRock for the interim periods presented, and are not necessarily indicative of a full year’s results.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Investments

Readily Marketable Securities

The accounting method used for the Company’s readily marketable securities is dependent upon the Company’s ownership level. If the Company does not possess significant influence over the issuer’s operations, the securities are classified as trading or available for sale, depending on the Company’s intent to hold the security. Investments, trading primarily represent investments made by the Company in certain of the BlackRock Funds which are held in a Rabbi Trust with respect to senior employee elections under BlackRock deferred compensation plans and securities held by Company-sponsored investment funds which have been consolidated due to the Company’s majority ownership. These securities are recorded at fair market value with unrealized gains and losses included in the accompanying consolidated statements of operations as investment income (expense). Investments, available for sale consist primarily of corporate investments in BlackRock funds and collateralized debt obligations. The resulting unrealized gains and losses on investments, available for sale are included in the accumulated other comprehensive income or loss component of stockholders’ equity, net of tax. If the Company holds significant influence over the issuer of a readily marketable equity security, the investment is accounted for under the equity method of accounting and included in investments, other. The Company’s share of the investee’s net income is included in investment income on the consolidated statements of operations.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Investments (continued)

Non-marketable Equity Securities

Items classified as investments, other consist primarily of certain institutional and private placement portfolios (“alternative investment products”) and are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense). If the Company does not hold significant influence over the investee’s operations, the cost method of accounting is used.

Occasionally, the Company will acquire a controlling equity interest in a sponsored investment fund as a seed investment. The cash flows originating from consolidation of sponsored investment funds, as presented in the consolidated statements of cash flows, primarily represent the purchase of securities by such funds using proceeds from the Company’s initial seed investments. All of the consolidated funds’ investments are carried at fair value, with corresponding changes in the securities’ fair values reflected in investment income (expense) in the Company’s consolidated statement of operations. In the absence of a publicly-available market value, fair value for an investment is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the net asset value as provided by the private investment fund’s investment manager. When the Company’s interest in any of these funds falls below 50%, the funds will be deconsolidated and accounted for under the equity method or other methods, as appropriate. At September 30, 2005, investments subject to fair value accounting represented 19%, or approximately $54,100, of total investments.

Realized gains and losses on trading, available for sale and other investments are calculated on a specific identification basis and, along with interest and dividend income, are included in investment income (expense), in the accompanying consolidated statements of operations. The Company’s management periodically assesses impairment on investments to determine if it is other than temporary. Several of the Company’s available for sale investments represent interests in collateralized debt obligations in which the Company acts in the capacity of collateral manager. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation. If the estimate of future cash flows (taking into account both timing and amount) is lower than the last estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its fair value. In evaluating impairments on all other available for sale and other securities, the Company considers the length of time and the extent to which the security’s market value, if determinable, has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security. Any impairment on investments that is deemed other than temporary is recorded in non-operating income (expense) in the consolidated statements of operations as a realized loss.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Statement (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the periods ending September 30, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards issued prior to the effective date of SFAS No. 123. Awards under the Company’s plans vest over periods ranging from two to four years.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$61,119	$(9,814)	$160,990	$93,389
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,339	1,041	6,173	3,372
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,342)	(3,497)	(12,182)	(11,162)

Pro forma net income (loss)	$59,116	$(12,270)	$154,981	$85,599

Earnings (loss) per share:
Basic - as reported	$0.95	$(0.15)	$2.51	$1.47
Basic - pro forma	$0.92	$(0.19)	$2.41	$1.34

Diluted - as reported	$0.92	$(0.15)	$2.41	$1.42
Diluted - pro forma	$0.89	$(0.19)	$2.32	$1.30

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Deferred Mutual Fund Commissions

Prior to the Company’s acquisition of SSRM Holdings, Inc. (“SSR”) (see note 2), an indirect wholly-owned subsidiary of PNC paid the sales commissions and received the sales charges on back-end loaded shares of certain BlackRock Funds. Upon the closing of the SSR acquisition, the Company acquired approximately $20,800 in deferred mutual fund commissions, representing broker sales commissions related to SSR’s mutual fund family. Concurrent with the closing of the SSR acquisition, these mutual funds were merged into BlackRock Funds. All commissions incurred subsequent to that date have been financed by the indirect wholly-owned subsidiary of PNC.

Deferred mutual fund commissions are amortized over an estimated useful life of six years from the date of issuance, based on the estimated recoverability of the asset through distribution fee payments or contingent deferred sales charges. Contingent deferred sales charges received from early shareholder withdrawals reduce the unamortized deferred mutual fund commissions balance.

The Company periodically will evaluate the recoverability of deferred mutual fund commissions by assessing whether the unamortized asset can be recovered over its remaining life through an analysis of net undiscounted future cash flows related to the asset. If such an assessment indicates that the undiscounted cash flows are not sufficient to recover the recorded carrying value, the assets will be adjusted to fair value with a corresponding impairment charge reflected in the consolidated statements of operations. No such impairments were recorded in the periods presented.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market values of the assets under management or, in the case of certain real estate clients, net operating income generated by the underlying properties, and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are generally recognized at the closing of the respective real estate transactions.

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded upon completion of the measurement period.

BlackRock provides a variety of risk management, investment analytic and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on predetermined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments. Certain client accounts can also be subject to performance fees at the client’s discretion. The fees earned on risk management, investment analytics and investment system assignments are recorded as other income on the consolidated statements of operations.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and superceded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As amended by Rule 4-01(a) of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”), this statement is effective as of the beginning of the first interim or annual reporting period of the Company’s first fiscal year beginning on or after December 15, 2005. The Company will adopt SFAS No. 123R, as amended, effective January 1, 2006.

Upon adoption, the Company has two application methods from which to choose: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of, the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company will adopt the modified-prospective transition approach, which will reduce the Company’s net income by the grant-date fair value of all unvested stock options in the year of adoption. In addition, upon the adoption of SFAS No. 123R, diluted shares outstanding will be reduced for all shares reserved for unvested stock options expensed under SFAS No. 123R (approximately 1.9 million shares at September 30, 2005). The adoption of SFAS No. 123R is expected to reduce diluted earnings per share by approximately $0.02 in 2006.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In March 2005, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of share-based payments. This interpretation expresses the views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. The Company adopted the disclosure provisions of SAB No. 107 during the first quarter of 2005. Upon adoption of these provisions, the Company discontinued separate disclosure of expenses, and the corresponding accrued amounts, related to the vesting of awards under the BlackRock, Inc. 2002 Long Term Retention and Incentive Plan (“LTIP”) in the Company’s financial statements. The Company will adopt the remaining provisions of SAB No. 107 in connection with its adoption of SFAS No. 123R on January 1, 2006. The adoption of these provisions is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 establishes a framework for liability recognition related to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. In addition, FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 and will be adopted by the Company on December 31, 2005. The adoption of FIN No. 47 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests Under FIN 46. FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The effective date of FSP FIN 46(R)-5 was the first reporting period beginning after March 31, 2005. The adoption of FSP FIN 46(R)-5 did not have a significant impact on the Company’s consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1. Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. Management has concluded that it is not in the Company’s best interests to repatriate any earnings under the Jobs Act. Accordingly, the Company does not expect the adoption of FSP No. 109-2 to have a significant impact on the consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed “restatements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a significant impact on the Company’s consolidated financial statements.

Reclassification of Prior Period’s Financial Statements

Certain items previously reported have been reclassified to conform with the current period presentation.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2. Acquisition

In January 2005, the Company closed the acquisition of SSR, the holding company of State Street Research & Management Company (“SSRM”) and SSR Realty Advisors, Inc. (renamed BlackRock Realty Advisors, Inc., “Realty”), from MetLife, Inc. (“MetLife”) for an adjusted purchase price of $237,356 in cash and approximately 550,000 shares of BlackRock restricted class A common stock. MetLife is precluded from selling these shares until the third anniversary of the closing, except in limited circumstances. In deriving a fair value for this common stock, the Company referred to a valuation discount recommendation that was compiled by an independent third party valuation services firm on the Company’s behalf. This firm based its recommended discount range of 15% to 20% on Black Scholes and Longstaff valuations of the embedded put option on the Company’s restricted shares and historical differentials between restricted stock and freely-marketable stock of publicly-traded companies.

The stock purchase agreement for the SSR transaction provides for an additional payment to MetLife on the first anniversary of the closing of the SSR transaction (January 31, 2006) of up to $75,000 based on the Company achieving specified retention levels of assets under management (“AUM”) and run-rate revenue as of the signing date of the stock purchase agreement. The first anniversary contingent payment has two components: directly-sourced revenue and MetLife-sourced revenue. The directly-sourced revenue payment is subject to a maximum of $30,000, provided one-year anniversary revenue exceeds 120% of signing date revenue. The MetLife-sourced revenue payment is subject to a maximum of $45,000, provided one year anniversary revenue exceeds 120% of signing date revenue. These payments decline to $20,000 and $30,000, respectively, if one-year anniversary revenue approximates 100% of signing date levels. No contingent payment is required if directly-sourced and MetLife-sourced revenue fall below 80% and 95%, respectively, of revenue on the signing date of the stock purchase agreement. In addition, the stock purchase agreement provides for two other contingent payments. On December 31, 2006, MetLife will receive 32.5% of any performance fees earned on a large institutional real estate client. As of September 30, 2005, no performance fees had been earned on this institutional real estate client. In addition, on the fifth anniversary of the closing of the SSR transaction, MetLife could receive an additional payment up to a maximum of $10,000 based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans. The Company is unable to estimate the potential obligations under the contingent payments because it is unable to predict at this time what specific retention levels of run-rate revenue will be on the first anniversary of closing the SSR transaction, what the Company’s retained AUM will be on the fifth anniversary of the closing date of the SSR transaction, or what performance fees will be earned on the institutional real estate client.

At closing, the Company recorded the excess of assets acquired and liabilities assumed over the cost of the acquired entity as a pro rata reduction of the amounts assigned to relevant fixed and intangible acquired assets. Subsequent to this determination, the Company recognized a contingent liability of $55,332 for potential additional payments to MetLife and increased the carrying value of acquired assets. The stock purchase agreement provided for a hold-back of the initial purchase price payable to MetLife primarily associated with the value of customer accounts which, as of the closing date, had not committed to maintaining their accounts with the Company. The amount of the payment due to MetLife is based on the status of these accounts as of July 31, 2005. The Company has estimated the amount of the payment to be approximately $20,000. The estimated payment has been recorded as a reduction in the contingent liability to MetLife. Any additional contingencies in excess of the amount recorded as a liability will be reflected as additional purchase price and recorded as goodwill when the contingency is resolved.

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

In preparation for a commingled fund launch, Realty acquired, during the fourth quarter of 2004 and January 2005, six properties having a total purchase price of $112,184 and assumed a $19,000 mortgage on one of these properties. Exclusive of the assumed mortgage, Realty financed the purchase price under a line of credit with an affiliated company. The closing of the fund occurred in March 2005 at which time the commingled fund purchased the six properties at Realty’s cost in accordance with its contract with Realty. Accordingly, no gain or loss was recognized by Realty on these sales. Each property, prior to the launch of the aforementioned commingled fund, was carried at cost, which management concluded approximated fair value due to the length of Realty’s holding period for each property. Realty accumulated these properties prior to closing to provide potential investors with a better understanding of the type and quality of assets to be purchased by the fund.

In February 2005, the Company issued $250,000 of convertible debentures (see note 15). The Company used a portion of the net proceeds from this issuance to retire the bridge promissory note.

A summary of the estimated fair values of the net assets acquired in this acquisition is as follows:

Accounts receivable	$37,930
Real estate assets held for sale	112,184
Investments	72,775
Property and equipment	3,993
Deferred mutual fund commissions	20,824
Other assets	3,447
Assembled workforce	12,891
Management contracts acquired	298,365
Purchase price contingencies	(29,775)
Liabilities assumed	(258,066)

Total purchase price, including acquisition costs	$274,568

Summary of consideration, net of cash acquired
Cash	$237,356
Restricted class A common stock, at fair value	37,212

$274,568

The Company is completing its evaluation of the fair value of the assets and liabilities of SSR as of the acquisition date. As such, certain adjustments may be made to the fair value estimates presented above.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

2. Acquisition (continued)

The following unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations for future periods or the results of operations that actually would have been realized had BlackRock and SSR been a combined company during the specified periods prior to the closing. The pro forma combined financial information is based on the respective historical unaudited interim financial statements of BlackRock and SSR and does not reflect acquisition-related compensation incurred by SSR during 2005 and is adjusted for benefits associated with the termination of a lease held by SSR in January 2005. In addition, the pro forma combined financial information has been adjusted to reflect a full quarter’s recognition of amortization expense of intangible assets related to SSR management contracts acquired, recognition of interest expense related to borrowings used to finance the acquisition, and reduced depreciation associated with the write-off of SSR property and equipment that will not be used in the Company’s ongoing operations. Management has realized, and expects to continue to realize, net operating synergies from this transaction due to the related product expansion and scale benefits. The pro forma combined financial information does not reflect the potential impact of these net operating synergies.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total revenue	$300,807	$235,508	$844,066	$743,249
Operating income (loss)	$79,669	$(12,700)	$234,420	$152,853
Net income (loss)	$61,119	$(5,198)	$162,985	$116,223
Earnings (loss) per share:
Basic	$0.95	$(0.08)	$2.53	$1.81
Diluted	$0.92	$(0.08)	$2.44	$1.75

3. Investments

A summary of the cost and carrying value of investments, available for sale, is as follows:

		Gross Unrealized		Carrying Value
September 30, 2005	Cost	Gains	Losses
Mutual funds	$11,427	$403	$(97)	$11,733
Collateralized debt obligations	25,979	928	(505)	26,402

Total investments, available for sale	$37,406	$1,331	$(602)	$38,135

December 31, 2004
Mutual funds	$6,226	$70	$(17)	$6,279
Collateralized debt obligations	10,576	2,184	—	12,760

Total investments, available for sale	$16,802	$2,254	$(17)	$19,039

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3. Investments (continued)

A summary of the cost and carrying value of investments, trading and other, is as follows:

September 30, 2005	Cost	Carrying Value
Mutual funds	$19,596	$21,789
Equity securities	15,964	19,819
Mortgage-backed securities	14,018	13,790
Corporate notes and bonds	8,354	8,215
Municipal debt securities	119	124

Total investments, trading	58,051	63,737

Other funds
Equity method	59,640	75,816
Cost method	53,335	54,573
Fair value	31,967	31,967

Total other funds	144,942	162,356
Deferred compensation plans	20,976	24,379
Other	2,693	3,660

Total investments, other	168,611	190,395

Total investments, trading and other	$226,662	$254,132

December 31, 2004
U.S. government securities	$22,276	$22,275
Mutual funds	13,869	15,688
Mortgage-backed securities	12,435	12,388
Equity securities	5,976	9,384
Corporate notes and bonds	9,373	9,371
Municipal debt securities	119	120

Total investments, trading	64,048	69,226

Equity method	48,725	49,528
Cost method	33,885	34,605
Fair value	30,321	30,321

Total other funds	112,931	114,454
Deferred compensation plans	22,148	24,720
Other	367	58

Total investments, other	135,446	139,232

Total investments, trading and other	$199,494	$208,458

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3. Investments (continued)

The carrying value of investments in debt securities by contractual maturity at September 30, 2005 is as follows:

Maturity Date	Carrying Value
1-5 years	$11,342
5-10 years	2,512
After 10 years	8,275

Total	$22,129

4. Other Income

Other income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
BlackRock Solutions	$28,883	$21,488	$79,446	$59,165
Real estate property management fees	8,910	—	23,250	—
Distribution fees	3,533	—	7,882	—
Investment accounting	1,797	1,510	5,427	4,448
Other	3,043	446	7,905	3,135

	$46,166	$23,444	$123,910	$66,748

Real estate property management fees for the three and nine months ended September 30, 2005 include $6,485 and $16,783, respectively, for reimbursement of the cost of compensation and benefits related to certain Realty employees. The related compensation and benefits of these employees are included in the Company’s employee compensation and benefits expense in the consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

5. Derivative Instruments Held For Trading

SSRM acts as investment manager for a synthetic collateralized credit default swap obligation. A synthetic collateralized credit default swap obligation occurs when a counterparty provides credit protection through a series of credit default swaps to third parties. The counterparty further securitizes this credit protection by obtaining a super senior insurance policy and issuing several classes of credit default swaps to third parties. Losses in the counterparty’s reference pool (i.e., asset-backed securities and corporate bonds) are first absorbed by the most subordinated class of the credit default swaps issued by the structure. As collateral manager for this specific synthetic collateralized credit default swap obligation (“Pillars”), the Company bears no risk beyond reputational risk contingent on the performance of the structure. In addition, the Company has entered into a credit default swap with Pillars affording the structure credit protection of approximately $16,700, representing the Company’s maximum risk of loss. This swap represents seed capital invested by the Company in a new product and facilitated the issuance of credit default swaps to third parties. Under the terms of its credit default swap with Pillars, the Company is entitled to an annual coupon of 4% of its notional balance of $16,700 and 25% of the structure’s residual balance at its scheduled termination date of December 23, 2009. The Company’s management has performed a control assessment of its variable interests in Pillars (a collateral management agreement and the credit default swap) under FIN 46R, Consolidation of Variable Interest Entities-an Interpretation of ARB 51, and has concluded the Company is not Pillar’s primary beneficiary. Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. At September 30, 2005, the fair value of the Pillars credit default swap was $3,138.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6. Intangible Assets

Intangible assets at September 30, 2005 and December 31, 2004 are summarized as follows:

	Weighted-avg. estimated useful life	September 30, 2005
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Goodwill and indefinite-life intangible assets
Goodwill	N/A	$255,656	$65,842	$189,814
Management contracts acquired:
Mutual funds	N/A	195,586	—	195,586
Private investment funds	N/A	44,242	—	44,242
Other	N/A	23	—	23

Total goodwill and indefinite-life intangible assets		495,507	65,842	429,665

Definite-life intangible assets
Management contracts acquired:
Institutional separate accounts	10.7	56,900	4,314	52,586
Collateralized debt obligations	9.0	6,200	546	5,654
Private investment funds	9.9	8,140	4,335	3,805

Total definite-life intangible assets	10.5	71,240	9,195	62,045

Total intangible assets		$566,747	$75,037	$491,710

	Weighted-avg. estimated useful life	December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Goodwill and indefinite-life intangible assets
Goodwill	N/A	$242,766	$65,842	$176,924
Management contracts acquired:
Private investment funds	N/A	2,842	—	2,842
Other	N/A	23	—	23

Total goodwill and indefinite-life intangible assets		245,631	65,842	179,789

Definite-life intangible assets
Management contract acquired:
Private investment funds	10.0	8,040	3,719	4,321

Total definite-life intangible assets	10.0	8,040	3,719	4,321

Total intangible assets		$253,671	$69,561	$184,110

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6. Intangible Assets (continued)

Future expected amortization of intangible assets expense for the each of the five succeeding years is as follows:

2005	$2,029
2006	8,114
2007	8,114
2008	8,114
2009	8,114

7. BlackRock, Inc. 2002 Long Term Retention and Incentive Plan (“LTIP”)

The LTIP permits the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), which were previously subject to the achievement of certain performance hurdles by the Company. Under the terms of the LTIP, grants of awards fully vest if BlackRock’s average closing stock price is at least $62 for any 3-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007. For the first nine months of 2005, the Company’s average closing stock price exceeded the $62 threshold. In addition to the stock price threshold, the vesting of awards is contingent on the participants’ continued employment with the Company for periods ranging from two to five years. The Company has granted approximately $230,800 in LTIP awards, net of forfeitures. Quarterly expense attributable to LTIP awards during the period from October 1, 2005 through December 31, 2006 will be approximately $15,300 based on awards granted.

Up to $200,000 of the LTIP Awards will result in no economic cost to the Company as this amount will be funded with up to 4 million shares of BlackRock class A common stock to be surrendered by The PNC Financial Services Group, Inc. (“PNC”) and distributed to LTIP participants in 2007, less income tax withholding. Shares attributable to value in excess of PNC’s $200,000 LTIP funding requirement will be available to support future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the Compensation Committee of the Company’s Board of Directors and PNC. In addition, shares distributed to LTIP participants in 2007 will include an option to put such distributed shares back to BlackRock at fair market value. The remaining $40,000 of awards are payable in cash by the Company with the corresponding expense fully reflected in both reported and adjusted earnings. On the payment date, the Company will record a $200,000 capital contribution from PNC. Since the stock based awards payable under the plan will consist of previously issued and outstanding shares of class A common stock currently owned by PNC, dilution would not result from the stock based awards. The put option was provided to LTIP participants for liquidity purposes due to the Company’s small public float (over 80% of outstanding shares are owned by PNC and employees). The Company’s average daily trading volume for the past four quarters approximated 70,000 shares of class A common stock as compared to approximately 2.5 million shares of class A common stock that will be distributed to employees in early 2007. Put elections made by employees will be accounted for as treasury stock repurchases and will be accretive to the Company’s earnings per share.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8. Employee Benefit and Incentive Compensation Plans

In addition to the employee benefit plans described in the Company’s annual report, the Company assumed certain employee benefit plans from SSR as a result of the acquisition.

Deferred Compensation Plans

SSR’s deferred compensation plan (the “SSR New Plan”) allowed participants to elect to defer a portion of their annual incentive compensation for either a fixed term or until retirement. SSR has funded a portion of the obligation through the purchase of life insurance policies to the benefit of SSR. At September 30, 2005, obligations under the SSR New Plan totaled $15,215. Changes in the Company’s obligations under the SSR New Plan, as a result of appreciation or depreciation of the underlying life insurance policies’ cash surrender value, are recorded as compensation and benefits in the consolidated statements of operations.

Prior to 2003, SSR sponsored a deferred compensation plan (the “SSR Old Plan”) under which eligible participants could defer annual incentive compensation and commissions for either a fixed term or upon retirement. Obligations under this plan were funded through insurance policies acquired by SSR to the benefit of the respective participant. SSR is entitled to the return of any premium paid and, as such, premiums paid are recorded by SSR as a receivable from the participant. At the end of a participant’s deferral period, all amounts advanced by SSR will be applied against SSR’s obligation under the SSR Old Plan. All obligations under the SSR Old Plan are convertible to obligations under the SSR New Plan at the election of the participant at the respective insurance policy’s cash surrender value. At September 30, 2005, SSR advances to employees and obligations under the SSR Old Plan are each $3,124.

401(k) and Retirement Savings Plans

The Company assumed two 401(k) and Retirement Savings Plans covering employees of SSRM and Realty (the “Research Plan” and “Realty Plan,” respectively) as a result of the SSR acquisition.

Effective with the closing of the SSR acquisition, accrued benefits for all participants in the Research Plan and selected participants in the Realty Plan were frozen and the Research Plan was closed to new participants. All participants whose accrued benefits were frozen will participate in the PNC Incentive Savings Plan (“ISP”). The terms of the ISP are included in note 10 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For all employees who remain active participants in the Realty Plan, employee contributions of up to 3%, as well as an additional 50% of the next 2% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company.

Defined Benefit Pension Plan

Through the SSR acquisition, the Company assumed a defined benefit pension plan. All accrued benefits under the defined benefit pension plan are currently frozen and the plan is closed to new participants. Participant benefits under the plan will not change with salary increases or additional years of service.

SSR pension benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and changes in plan asset levels.

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

There are no reconciling items between the pension plan’s funded status and accrued pension costs reflected in the Company’s consolidated statement of financial condition at the measurement date. Pension costs incurred from the measurement date through September 30, 2005 consist of the following:

Interest cost	$129
Expected return on plan assets	(130)

Total period net pension income	$(1)

Weighted-average assumptions used to determine benefit obligations at January 31, 2005:

Discount rate	5.25%
Expected long-term return on plan assets	8.50%
Rate of compensation increase	N/A

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8. Employee Benefit and Incentive Compensation Plans (continued)

Defined Benefit Pension Plan (continued)

The weighted-average allocation of pension plan assets is as follows:

January 31, 2005
Asset Category

Equity	54.0%
Debt	41.0
Other	5.0

Total	100.0%

Plan assets consist primarily of listed domestic equity securities and U.S. government, agency and corporate debt securities held in two BlackRock Funds. Plan assets do not include any common stock or debt of BlackRock.

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

The Company does not expect to make a contribution into the pension plan during 2005. The following benefit payments are expected to be paid:

Periods

October 1, 2005 - December 31, 2005	$24
January 1, 2006 - December 31, 2006	100
January 1, 2007 - December 31, 2007	112
January 1, 2008 - December 31, 2008	127
January 1, 2009 - December 31, 2009	142
January 1, 2010 - December 31, 2014	843

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

9. Common Stock

BlackRock’s authorized class A common stock, $0.01 par value, was 250,000,000 shares as of September 30, 2005 and December 31, 2004. BlackRock’s authorized class B common stock, $0.01 par value, was 100,000,000 shares as of September 30, 2005 and December 31, 2004.

The Company’s issued and outstanding common stock and related activity during the nine month period ended September 30, 2005 consists of the following:

	Shares issued
	Common shares		Treasury shares		Shares outstanding
	Class		Class		Class
	A	B	A	B	A	B
December 31, 2004	19,243,878	45,499,510	(270,998)	(806,667)	18,972,880	44,692,843
Conversion of class B stock to class A stock	30,647	(382,226)	351,579		382,226	(382,226)
Issuance of class A common stock	700,780	—	487,031	—	1,187,811	—
Treasury stock transactions	—	—	(911,339)	—	(911,339)	—

September 30, 2005	19,975,305	45,117,284	(343,727)	(806,667)	19,631,578	44,310,617

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$61,119	$(9,814)	$160,990	$93,389

Basic weighted-average shares outstanding	64,087,871	63,676,776	64,243,408	63,693,281

Dilutive potential shares from stock options	2,626,926	—	2,566,298	2,165,271

Dilutive weighted-average shares outstanding	66,714,797	63,676,776	66,809,706	65,858,552

Basic earnings (loss) per share	$0.95	$(0.15)	$2.51	$1.47

Diluted earnings (loss) per share	$0.92	$(0.15)	$2.41	$1.42

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

11. Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2005	2004
Cash paid for interest	$3,936	$926

Cash paid for income taxes	$103,282	$65,856

Supplemental schedule of noncash transactions:

	Nine months ended September 30,
	2005	2004
Reissuance of treasury stock, class A, at a discount to its cost basis	$27,741	$16,596

Convertible debt issuance costs	$5,000	$—

Decrease in investments due to deconsolidation of sponsored investment fund	$13,758	$—

Decrease in minority interest due to deconsolidation of sponsored investment fund	$18,170	$—

Stock issued in SSR acquisition	$37,212	$—

Short term borrowings assumed in SSR acquisition	$111,840	$—

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

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

12. Income Taxes (continued)

For the calendar year that includes the three months and nine months ended September 30, 2005, BlackRock will file its own consolidated federal income tax return and will file selected state and municipal income tax returns separately and selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

The Jobs Act created a one-time opportunity for U.S. companies to repatriate undistributed earnings from foreign subsidiaries at a substantially reduced federal tax rate. The reduced rate is achieved via an 85% dividends received deduction. In the Company’s case, foreign earnings must be repatriated by December 31, 2005 in order to qualify for this benefit. The Company’s management has concluded that it is not in the Company’s best interest to repatriate any earnings under the Jobs Act. Under the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas, the Company has not recorded a provision for income taxes that would occur upon repatriation of foreign earnings.

The provision (benefit) for income taxes consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Current:
Federal	$26,187	$20,105	$84,831	$60,138
State and local	3,946	(292)	10,294	5,596
Foreign	1,241	1,038	3,216	3,038
Release of reserves related to New
York State tax audits	—	—	—	(8,519)

Total current	31,374	20,851	98,341	60,253

Deferred:
Federal	5,397	(23,724)	(1,441)	(16,274)
State and local	306	(4,392)	(1,168)	(4,634)

Total deferred	5,703	(28,116)	(2,609)	(20,908)

Total	$37,077	$(7,265)	$95,732	$39,345

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

12. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are presented net in other assets in the consolidated statements of financial condition, consist of the following:

	September 30, 2005	December 31, 2004
Deferred tax assets:
Compensation and benefits	$86,942	$71,804
Deferred revenue	1,422	1,321
Other	4,394	5,165

Gross deferred tax asset	92,758	78,290

Deferred tax liabilities:
Goodwill	44,839	39,370
Depreciation	10,401	8,369
Other	7,705	4,311

Gross deferred tax liability	62,945	52,050

Net deferred tax asset	$29,813	$26,240

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2005	%	2004	%	2005	%	2004	%
Expected income tax expense (benefit)	$34,685	35.0%	$(5,843)	35.0%	$90,759	35.0%	$47,934	35.0%
Increase (decrease) in income taxes resulting from:
State and local taxes	2,764	2.8	(2,892)	17.3	5,932	2.3	1,267	0.9
Foreign taxes	35	—	1,780	(10.7)	411	0.2	2,253	1.6
Tax-exempt interest income	(526)	(0.5)	(380)	2.3	(1,085)	(0.4)	(1,093)	(0.8)
Minority interest	(316)	(0.3)	(134)	0.8	(907)	(0.4)	(1,477)	(1.1)
Release of reserves related to New York State Tax audits	—	—	—	—	—	—	(8,519)	(6.2)
Other	435	0.4	204	(1.2)	622	0.2	(1,020)	(0.7)

Income tax expense (benefit)	$37,077	37.4%	$(7,265)	43.5%	$95,732	36.9%	$39,345	28.7%

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

13. Variable Interest Entities Not Subject to Consolidation

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs and the Company may have interests therein, including investment advisory agreements and equity securities, which may be considered variable interests. The Company engages in these transactions principally to address client needs through the launch of collateralized debt obligations and private investment funds. At September 30, 2005 and December 31, 2004, the aggregate assets and debt and BlackRock’s risk of loss in VIEs in which BlackRock has not been deemed primary beneficiary are as follows:

	Assets	Debt	BlackRock Risk of Loss
September 30, 2005
Collaterized debt obligations	$5,787,600	$5,190,600	$43,068
Private investment funds	4,486,600	1,284,500	8,950

Total	$10,274,200	$6,475,100	$52,018

December 31, 2004
Collaterized debt obligations	$3,152,000	$2,700,000	$13,800
Private investment funds	1,872,000	125,000	33,000

Total	$5,024,000	$2,825,000	$46,800

14. Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$61,119	$(9,814)	$160,990	$93,389
Other comprehensive income (loss):
Unrealized gain (loss) on investments, available for sale, net	265	840	(697)	(1,013)
Foreign currency translation gain (loss)	(456)	(76)	(3,068)	953

Comprehensive income (loss)	$60,928	$(9,050)	$157,225	$93,329

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

Prior to February 15, 2009, the Debentures will be convertible at the option of the holder at an initial conversion rate of 9.7282 shares of common stock per $1 principal amount of Debentures. The Debentures will be convertible into cash and, in some situations as described below, additional shares of the Company’s class A common stock, if during the five business day period after any five consecutive trading day period in which the trading price per debenture for each day of such period is less than 103% of the product of the last reported sale price of the class A common stock of the Company and the conversion rate of the Debentures on each such day or upon the occurrence of certain other corporate events, such as a distribution to the holders of class A common stock of certain rights, assets or debt securities, if the Company becomes party to a merger, consolidation or transfer of all or substantially all of its assets or a change of control of the Company. On and after February 15, 2009, the Debentures will be convertible at any time prior to maturity at the option of the holder into cash and, in some situations as described below, additional shares of the Company’s class A common stock at the above initial conversion rate, subject to adjustments.

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

Beginning February 20, 2010, the Company may redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any. Holders of Debentures have the right to require the Company to repurchase the Debentures for cash on February 15, 2010, 2015, 2020, 2025 and 2030. In addition, holders of the Debentures may require the Company to repurchase the Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any, (i) upon a change of control of the Company or (ii) if the class A common stock is neither listed for trading on the New York Stock Exchange nor approved for trading on the NASDAQ.

The Company is obligated to pay contingent interest, which is the amount of interest payable to holders of Debentures for any six-month period from February 15 to August 15 or from August 15 to February 15, with the initial six-month period commencing February 15, 2010, if the trading price of the Debentures for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Debentures. During any period when contingent interest is payable, the contingent interest payable per Debenture will equal 0.25% of the average trading price of the Debentures during the ten trading days immediately preceding the first day of the applicable six-month interest period.

The Company will pay liquidated damages to holders of the Debentures if the Company suspends the use of the SEC registration statement, pursuant to which holders of Debentures may resell their Debentures, and thereby prevents such holders from reselling their Debentures for a period that exceeds (i) 45 days in any three month period or (ii) an aggregate of 120 days in any 12 month period. During any period when liquidated damages are payable, the liquidated damages payable per Debenture will equal 0.25% of the outstanding principal amount of the Debentures for the first 90 days after the occurrence of the offending event and 0.50% of the outstanding principal amount of the Debentures after the first 90 days. The Company has not suspended the use of the registration statement.

The Company does not currently anticipate that any of the put and call rights, conversion rights, adjustments to the conversion rate, contingent interest and liquidated damages features will affect the Company’s liquidity and capital resources. Since both the Company’s call option and the holders put option are primarily based on the current interest rate environment, management concluded that this option is clearly and closely related to the debt host and did not require bifurcation under SFAS 133.

Line of Credit

Realty, a wholly owned subsidiary of the Company, has a $200,000 line of credit with MetLife (see note 17).

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

16. Lease Commitments

Future minimum commitments under BlackRock’s operating leases, including leases assumed in the SSR acquisition and net of rental reimbursements of $433 through 2006 from sublease arrangements, are as follows:

2005	$5,141
2006	20,657
2007	20,525
2008	20,370
2009	20,651
Thereafter	155,865

$243,209

17. Related Party Transactions

The Company provides investment advisory and administration services to the BlackRock Funds, BlackRock Liquidity Funds, the BlackRock Closed-end Funds and other funds.

Revenues for services provided to these are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Investment advisory and administration fees:
BlackRock Open-end Funds:
PNC	$7,333	$7,185	$20,789	$25,347
Other	29,451	9,104	79,890	27,781
BlackRock Closed-end Funds - Other	23,127	17,978	64,120	52,252
BlackRock Liquidity Funds
PNC	4,598	3,817	12,536	10,025
Other*	16,573	15,691	50,171	49,256
STIF - PNC	222	264	660	796
Other	519	34	1,275	43

	$81,823	$54,073	$229,441	$165,500

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

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

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

17. Related Party Transactions (continued)

Revenues for such services are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Separate accounts:
MetLife	$14,160	$—	$37,527	$—
Nomura	2,194	2,237	6,699	6,542
PNC	1,468	1,588	4,508	5,026
Private client services - PNC	1,383	1,387	4,149	4,271
Alternative investments - PNC	664	124	988	330
Other income-risk management - PNC	1,456	1,250	3,941	3,750

	$21,325	$6,586	$57,812	$19,919

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three months ended September 30, 2005 and 2004 totaled $17,124 and $15,615, respectively, and for the nine months ended September 30, 2005 and 2004 totaled approximately $47,571 and $49,545, respectively.

The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in BlackRock Funds. PNC also provides general and administration services to the Company. Charges for such services were based on actual usage or on defined formulas which, in management’s view, resulted in reasonable allocations.

MetLife provided general and administration services to the Company, during a transition period, in support of SSR and its consolidated subsidiaries. These services ceased during the second quarter of 2005. In addition, BlackRock leases a portion of its office space under formal sublease agreements with MetLife.

Additionally, the Company has entered into subadvisory and consulting agreements with Nomura and an entity whose President and Chief Executive Officer serves on the Company’s Board of Directors.

Realty maintains a $200,000 line of credit with a subsidiary of MetLife, which expires on January 31, 2006. Realty uses the line of credit to finance the acquisition of real estate prior to the closing of sponsored investment funds. During the quarter ended March 31, 2005, the Company repaid outstanding advances under the line of credit, which totaled $92,500, following the sale of related real estate to a newly formed investment fund. Borrowings under the affiliated line of credit bear interest at LIBOR plus 1.5%. At September 30, 2005, Realty had no advances outstanding under the line of credit.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

17. Related Party Transactions (continued)

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Fund administration and servicing costs	$4,250	$4,227	$12,362	$14,243
General and administration	2,300	1,082	6,577	3,332
General and administration-consulting	450	399	2,958	3,485

	$7,000	$5,708	$21,897	$21,060

Additionally, an indirect wholly owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable was $15,423 and $2,983 at September 30, 2005 and December 31, 2004, respectively, primarily representing investment and administration services provided to MetLife, Nomura and PNC subsidiaries and affiliates.

Other assets include advances to employees under the SSR Old Plan and Company-owned life insurance policies, underwritten by MetLife, which are used to fund obligations under the SSR New Plan totaling $3,124 and $12,920, respectively.

Accounts payable and accrued liabilities-affiliate were $29,769 and $3,632 at September 30, 2005 and December 31, 2004, respectively. These amounts primarily represent settlements due on SSR acquisition-related costs and settlements due on income taxes payable to PNC and do not bear interest.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BlackRock, Inc., a Delaware corporation (together, with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States with approximately $427.8 billion of assets under management at September 30, 2005. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of equity, fixed income, cash management and alternative investment separate account and mutual fund products, including BlackRock Funds and the BlackRock Liquidity Funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors. BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”), one of the nation’s largest diversified financial services organizations providing consumer banking, institutional banking, asset management and global fund processing services. As of September 30, 2005, PNC indirectly owned approximately 70% of BlackRock.

The following table summarizes BlackRock’s operating performance for the three months ended September 30, 2005, June 30, 2005 and September 30, 2004 and the nine months ended September 30, 2005 and 2004.

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended			Variance vs.
	September 30,		June 30, 2005	September 30, 2004		June 30, 2005
	2005	2004		Amount	%	Amount	%
Total revenue	$300,807	$170,999	$271,389	$129,808	76%	$29,418	11%
Total expense	$221,138	$193,375	$189,494	$27,763	14%	$31,644	17%
Operating income (loss)	$79,669	$(22,376)	$81,895	$102,045	NM	$(2,226)	-3%
Operating income, as adjusted (b)	$100,160	$52,016	94,333	$48,144	93%	$5,827	6%
Net income (loss)	$61,119	$(9,814)	$53,335	$70,933	NM	$7,784	15%
Net income, as adjusted (a)	$68,876	$36,885	$60,565	$31,991	87%	$8,311	14%
Diluted earnings (loss) per share	$0.92	$(0.15)	$0.80	$1.07	NM	$0.12	15%
Diluted earnings per share, as adjusted (a)	$1.03	$0.56	$0.91	$0.47	84%	$0.12	13%
Average diluted shares outstanding	66,714,797	63,676,776	66,796,087	3,038,021	5%	(81,290)	0%
Operating margin	26.5%	-13.1%	30.2%
Operating margin, as adjusted (b)	35.5%	32.0%	37.0%

Assets under management ($ in millions)	$427,837	$323,465	$414,411	$104,372	32%	$13,426	3%

	Nine months ended September 30,		Variance
	2005	2004	Amount	%
Total revenue	$822,278	$536,634	$285,644	53%
Total expense	$594,133	$426,662	$167,471	39%
Operating income	$228,145	$109,972	$118,173	107%
Operating income, as adjusted (b)	$283,781	$193,500	$90,281	47%
Net income	$160,990	$93,389	$67,601	72%
Net income, as adjusted (a)	$188,960	$129,997	$58,963	45%
Diluted earnings per share	$2.41	$1.42	$0.99	70%
Diluted earnings per share, as adjusted (a)	$2.83	$1.98	$0.85	43%
Average diluted shares outstanding	66,809,706	65,858,552	951,154	1%
Operating margin	27.7%	20.5%
Operating margin, as adjusted (b)	36.7%	37.8%

Assets under management ($ in millions)	$427,837	$323,465	$104,372	32%

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a)	While BlackRock reports its financial results using accounting principles generally accepted in the United States of America (“GAAP”), management believes that evaluating its ongoing operating results may not be as useful if investors are limited to reviewing only GAAP financial measures. Management reviews non-GAAP financial measures to assess on-going operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s profitability and financial performance over time. Nevertheless, BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Net income, as adjusted, and diluted earnings per share, as adjusted, have been derived from BlackRock’s consolidated financial statements, as follows:

	Three months ended			Nine months ended
	September 30,		June 30, 2005	September 30,
	2005	2004		2005	2004
Net income, GAAP basis	$61,119	$(9,814)	$53,335	$160,990	$93,389
Add back: PNC’s LTIP funding requirement	7,757	46,699	7,716	22,866	46,699
SSR acquisition costs	—	—	—	5,590	—
Release of reserves related to the New York State tax audit	—	—	—	—	(8,519)
Impact of Trepp sale	—	—	(486)	(486)	(1,572)

Net income, as adjusted	68,876	36,885	60,565	188,960	129,997

Diluted earnings per share, GAAP basis	$0.92	$(0.15)	$0.80	$2.41	$1.42

Diluted earnings per share, as adjusted	$1.03	$0.56	$0.91	$2.83	$1.98

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s historical profitability and financial performance. The LTIP expense associated with awards to be met by PNC’s funding requirement has been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because, exclusive of the impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. SSR acquisition costs consist of certain compensation costs and professional fees. Compensation reflected in this amount represents direct incentives related to alternative product performance fees generated in 2004 by SSR employees, assumed in conjunction with the acquisition and settled by BlackRock with no future service requirement. Net income, as adjusted, and diluted earnings per share, as adjusted, exclude this amount because it does not relate to the current period’s operations. Professional fees reflected in this amount, which have been deemed non-recurring by management, have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BlackRock, Inc.

Financial Highlights (continued)

(b)	Operating margin as adjusted, equals operating income, as adjusted, divided by revenue used for operating margin measurement, as indicated in the table below. Computations for all periods presented include affiliated and non-affiliated fund administration and servicing expense reported as a separate income statement line item and are derived from the Company’s consolidated financial statements as follows:

	Three months ended			Nine months ended
	September 30,		June 30, 2005	September 30,
	2005	2004		2005	2004
Operating income, GAAP basis	$79,669	$(22,376)	$81,895	$228,145	$109,972
Add back: PNC LTIP funding obligation	12,313	74,125	12,247	36,296	74,125
Appreciation on assets related to deferred compensation plans	8,178	267	191	10,467	2,399
Trepp bonus	—	—	—	—	7,004
SSR acquisition costs	—	—	—	8,873	—

Operating income, as adjusted	100,160	52,016	94,333	283,781	193,500

Revenue, as reported	300,807	170,999	271,389	822,278	536,634
Less: fund administration and servicing costs	(11,997)	(8,277)	(10,426)	(31,531)	(24,655)
Reimbursable property management compensation	(6,485)	—	(6,239)	(16,783)	—

Revenue used for operating margin measurement	282,325	162,722	254,724	773,964	511,979

Operating margin, GAAP basis	26.5%	-13.1%	30.2%	27.7%	20.5%

Operating margin, as adjusted	35.5%	32.0%	37.0%	36.7%	37.8%

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of management’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors. Compensation expense associated with appreciation on assets related to BlackRock’s deferred compensation plans has been excluded because investment returns on these assets reported in non-operating income results in a nominal impact on net income. Reimbursable property management compensation represents compensation and benefits paid to certain BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin measurement, as adjusted, because they bear no economic cost to BlackRock. Fund administration and servicing costs have been excluded from revenue used for operating margin measurement, as adjusted, because these costs fluctuate based on the discretion of a third party.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of assets under management or, in the case of certain real estate clients, net operating income generated by the underlying properties, and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation typically includes current income earned on and changes in the fair value of securities held in client accounts.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on assets under management. Performance fees are generally earned based on investment performance in excess of a contractual threshold and, accordingly, may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management, investment analytic and investment system services to its customers, which include insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based on a number of factors including pre-determined percentages of the market value of assets subject to the services and the number of individual investment accounts, or on fixed monthly or quarterly payments. Certain client accounts can also be subject to discretionary performance fees. The fees earned on risk management, investment analytic and investment system assignments are recorded as other income in the consolidated statements of operations. A subsidiary of BlackRock Realty Advisors, Inc. (“Realty”) earns management and performance fees for property management services associated with properties included in Realty’s real estate equity portfolios.

Operating expense consists of employee compensation and benefits, fund administration and servicing costs, general and administration expense, amortization of intangible assets and impairment of intangible assets, if any. Employee compensation and benefits expense includes salaries, deferred and incentive compensation, vesting of awards granted under the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan (“LTIP”) and related benefit costs. Fund administration and servicing costs includes payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in BlackRock Funds and BlackRock Closed-end Funds. Intangible assets at September 30, 2005 and December 31, 2004 were approximately $491.7 million and $184.1 million, respectively, with amortization expense of approximately $2.5 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $5.5 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively. Impairment of intangible assets represents a write-off of an acquired management contract due to liquidation of long-short equity hedge funds during the first quarter of 2004. Intangible assets primarily include management contracts and goodwill acquired in conjunction with the Company’s acquisition of SSRM Holdings, Inc. (“SSR”) during the first quarter of 2005 and PNC’s acquisition of BlackRock Financial Management, L.P. on February 28, 1995.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

Assets under management (“AUM”) increased approximately $104.4 billion, or 32%, to $427.8 billion at September 30, 2005, compared with $323.4 billion at September 30, 2004. The growth in assets under management was attributable to $50.0 billion of AUM acquired primarily in the Company’s acquisition of SSR in combination with an increase of $39.1 billion, or 12%, in net subscriptions and $15.3 billion, or 5%, in market appreciation.

Separate accounts at September 30, 2005, increased $81.0 billion, or 33%, to $324.0 billion as compared with $243.0 billion at September 30, 2004, as a result of AUM acquired in the SSR acquisition of $40.2 billion, net subscriptions of $27.1 billion and market appreciation of $13.7 billion. Acquisitions primarily represented the transition of $23.1 billion in MetLife-sponsored variable annuity products and separate accounts to the Company and $10.6 billion in alternative investment products consisting of real estate products, collateralized debt obligations and energy hedge funds of $6.3 billion, $3.4 billion and $0.8 billion, respectively. Net subscriptions, exclusive of the SSR acquisition, were primarily attributable to fixed income new client sales and increased fundings from existing fixed income clients of $25.8 billion. Market appreciation of $13.7 billion in separate accounts largely reflected appreciation earned on fixed income assets of $7.9 billion due to current income and changes in market interest rates, market appreciation in equity assets of $3.3 billion as equity markets improved during the period and $2.5 billion of market appreciation on alternative investment products.

The $23.3 billion increase in mutual fund assets to $103.8 billion at September 30, 2005, compared with $80.5 billion at September 30, 2004, primarily reflected acquired assets of $9.8 billion and net subscriptions of $12.0 billion. Acquisitions primarily reflect the merger of the SSR mutual funds into BlackRock Funds, representing an increase of $9.5 billion in AUM. During the year, net subscriptions in BlackRock Liquidity Funds, other commingled funds and BlackRock Closed-end Funds totaled $9.1 billion, $2.2 billion and $2.0 billion, respectively, all of which was partially offset by net redemptions in BlackRock Funds, exclusive of the SSR fund mergers, of $1.0 billion. Net new business in the BlackRock Liquidity Funds was primarily due to $11.4 billion of net subscriptions during the fourth quarter of 2004, driven by strong relative investment performance and partially offset by outflows attributable to increases in the Federal Funds rate during the first quarter of 2005, resulting in a temporary yield advantage for direct investments in money market investments versus mutual funds during those periods. Net subscriptions in other commingled funds resulted from the successful launch of BlackRock Cash Strategies, LLC, an enhanced-yield cash management product, during 2004. The increase in AUM of the BlackRock Closed-end Funds reflects new funds launched since September 30, 2004 of $2.4 billion, partially offset by term trust maturities of $0.4 billion.

AUM at September 30, 2005 increased $13.4 billion, or 3%, as compared to June 30, 2005, representing $10.7 billion in net subscriptions, including $3.6 billion for international clients and $2.7 billion in market appreciation. The $10.7 billion in net subscriptions during the third quarter of 2005 reflected separate account net subscriptions of $6.8 billion attributable to new fixed income clients and increased fundings from existing fixed income clients, as well as net mutual fund subscriptions of $3.9 billion. Net mutual fund subscriptions primarily consisted of inflows in cash management and equity funds of $3.1 billion and $1.0 billion, respectively. Market appreciation during the third quarter of 2005 of $2.7 billion was primarily attributable to appreciation on equity assets of $2.5 billion as equity markets strengthened during the period and alternative products of $1.0 billion, partially offset by market depreciation of $0.9 billion on fixed income assets primarily due to increases in market interest rates.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

AUM as of September 30, 2005 and 2004 and December 31, 2004 are summarized below:

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

	September 30,		December 31, 2004
	2005	2004
All Accounts
Fixed income	$290,041	$235,535	$240,709
Cash Management	76,713	67,837	78,057
Equity	35,600	12,675	14,792
Alternative investment products	25,483	7,418	8,202

Total	$427,837	$323,465	$341,760

Separate Accounts
Fixed income	$264,704	$211,075	$216,070
Cash Management	8,357	7,703	7,360
Cash Management-Securities lending	5,653	8,636	6,898
Equity	19,789	8,129	9,397
Alternative investment products	25,483	7,418	8,202

Subtotal	323,986	242,961	247,927

Mutual Funds
Fixed income	25,337	24,460	24,639
Cash Management	62,703	51,498	63,799
Equity	15,811	4,546	5,395

Subtotal	103,851	80,504	93,833

Total	$427,837	$323,465	$341,760

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s AUM for the three and nine months ended September 30, 2005 and 2004, respectively. Prior period data reflects certain reclassifications to conform with the current period’s presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
All Accounts
Beginning assets under management	$414,411	$309,654	$341,760	$309,356
Net subscriptions	10,747	7,302	26,411	6,945
Acquisitions	—	—	49,966	—
Market appreciation	2,679	6,509	9,700	7,164

Ending assets under management	$427,837	$323,465	$427,837	$323,465

Separate Accounts
Beginning assets under management	$315,236	$230,845	$247,927	$222,589
Net subscriptions	6,818	5,956	27,409	13,200
Acquisitions	—	—	40,181	—
Market appreciation	1,932	6,160	8,469	7,172

Ending assets under management	323,986	242,961	323,986	242,961

Mutual Funds
Beginning assets under management	99,175	78,809	93,833	86,767
Net subscriptions (redemptions)	3,929	1,346	(998)	(6,255)
Acquisitions	—	—	9,785	—
Market appreciation (depreciation)	747	349	1,231	(8)

Ending assets under management	103,851	80,504	103,851	80,504

Total	$427,837	$323,465	$427,837	$323,465

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Three Months Ended					Nine months ended September 30, 2005
	2004		2005
	September 30	December 31	March 31	June 30	September 30
Separate Accounts
Fixed Income
Beginning assets under management	$199,762	$211,075	$216,070	$239,912	$258,411	$216,070
Net subscriptions	5,201	1,121	4,906	12,855	6,891	24,652
Acquisitions	—	—	20,005	—	—	20,005
Market appreciation (depreciation)	6,112	3,874	(1,069)	5,644	(598)	3,977

Ending assets under management	211,075	216,070	239,912	258,411	264,704	264,704

Cash Management
Beginning assets under management	6,896	7,703	7,360	7,307	8,164	7,360
Net subscriptions (redemptions)	787	(362)	(632)	809	153	330
Acquisitions	—	—	558	—	—	558
Market appreciation	20	19	21	48	40	109

Ending assets under management	7,703	7,360	7,307	8,164	8,357	8,357

Cash Management-Securities lending
Beginning assets under management	8,771	8,636	6,898	6,791	7,368	6,898
Net subscriptions (redemptions)	(135)	(1,738)	(107)	577	(1,715)	(1,245)

Ending assets under management	8,636	6,898	6,791	7,368	5,653	5,653

Equity
Beginning assets under management	8,790	8,129	9,397	18,610	18,525	9,397
Net subscriptions (redemptions)	(748)	31	(107)	(376)	(203)	(686)
Acquisitions	—	—	9,061	—	—	9,061
Market appreciation	87	1,237	259	291	1,467	2,017

Ending assets under management	8,129	9,397	18,610	18,525	19,789	19,789

Alternative investment products
Beginning assets under management	6,626	7,418	8,202	19,566	22,768	8,202
Net subscriptions	851	666	462	2,204	1,692	4,358
Acquisitions	—	—	10,557	—	—	10,557
Market appreciation (depreciation)	(59)	118	345	998	1,023	2,366

Ending assets under management	7,418	8,202	19,566	22,768	25,483	25,483

Total Separate Accounts
Beginning assets under management	230,845	242,961	247,927	292,186	315,236	247,927
Net subscriptions (redemptions)	5,956	(282)	4,522	16,069	6,818	27,409
Acquisitions	—	—	40,181	—	—	40,181
Market appreciation (depreciation)	6,160	5,248	(444)	6,981	1,932	8,469

Ending assets under management	$242,961	$247,927	$292,186	$315,236	$323,986	$323,986

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend (continued)

(Dollar amounts in millions)

(unaudited)

	Three Months Ended					Nine months ended September 30, 2005
	2004		2005
	September 30	December 31	March 31	June 30	September 30
Mutual Funds
Fixed Income
Beginning assets under management	$23,780	$24,460	$24,639	$25,379	$25,671	$24,639
Net subscriptions (redemptions)	270	197	(139)	68	(82)	(153)
Acquisitions	—	—	989	89	—	1,078
Market appreciation (depreciation)	410	(18)	(110)	135	(252)	(227)

Ending assets under management	24,460	24,639	25,379	25,671	25,337	25,337

Cash Management
Beginning assets under management	50,276	51,498	63,799	59,985	59,651	63,799
Net subscriptions (redemptions)	1,222	12,309	(4,023)	(334)	3,052	(1,305)
Acquisitions	—	—	210	—	—	210
Market depreciation	—	(8)	(1)	—	—	(1)

Ending assets under management	51,498	63,799	59,985	59,651	62,703	62,703

Equity
Beginning assets under management	4,753	4,546	5,395	13,778	13,853	5,395
Net subscriptions (redemptions)	(146)	455	(255)	(244)	959	460
Acquisitions	—	—	8,497	—	—	8,497
Market appreciation (depreciation)	(61)	394	141	319	999	1,459

Ending assets under management	4,546	5,395	13,778	13,853	15,811	15,811

Total Mutual Funds
Beginning assets under management	78,809	80,504	93,833	99,142	99,175	93,833
Net subscriptions (redemptions)	1,346	12,961	(4,417)	(510)	3,929	(998)
Acquisitions	—	—	9,696	89	—	9,785
Market appreciation	349	368	30	454	747	1,231

Ending assets under management	$80,504	$93,833	$99,142	$99,175	$103,851	$103,851

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	Three Months Ended					Nine months ended September 30, 2005
	2004		2005
	September 30	December 31	March 31	June 30	September 30
Mutual Funds
BlackRock Funds
Beginning assets under management	$16,603	$16,305	$16,705	$25,755	$25,598	$16,705
Net subscriptions (redemptions)	(391)	60	(430)	(549)	(122)	(1,101)
Acquisitions	—	—	9,476	89	—	9,565
Market appreciation	93	340	4	303	728	1,035

Ending assets under management	16,305	16,705	25,755	25,598	26,204	26,204

BlackRock Global Series
Beginning assets under management	1,293	1,299	1,223	1,115	1,023	1,223
Net subscriptions (redemptions)	(21)	(117)	(104)	(92)	69	(127)
Market appreciation (depreciation)	27	41	(4)	—	1	(3)

Ending assets under management	1,299	1,223	1,115	1,023	1,093	1,093

BlackRock Liquidity Funds
Beginning assets under management	45,854	47,087	58,453	53,864	53,229	58,453
Net subscriptions (redemptions)	1,233	11,374	(4,589)	(635)	2,921	(2,303)
Market depreciation	—	(8)	—	—	—	—

Ending assets under management	47,087	58,453	53,864	53,229	56,150	56,150

Closed End
Beginning assets under management	14,233	14,895	15,410	15,835	16,270	15,410
Net subscriptions	433	520	175	284	993	1,452
Acquisitions	—	—	220	—	—	220
Market appreciation (depreciation)	229	(5)	30	151	18	199

Ending assets under management	14,895	15,410	15,835	16,270	17,281	17,281

Other Commingled Funds
Beginning assets under management	826	918	2,042	2,573	3,055	2,042
Net subscriptions	92	1,124	531	482	68	1,081

Ending assets under management	918	2,042	2,573	3,055	3,123	3,123

Total Mutual Funds
Beginning assets under management	78,809	80,504	93,833	99,142	99,175	93,833
Net subscriptions (redemptions)	1,346	12,961	(4,417)	(510)	3,929	(998)
Acquisitions	—	—	9,696	89	—	9,785
Market appreciation	349	368	30	454	747	1,231

Ending assets under management	$80,504	$93,833	$99,142	$99,175	$103,851	$103,851

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004.

Revenue

Total revenue for the three months ended September 30, 2005 increased $129.8 million, or 76%, to $300.8 million, compared with $171.0 million for the three months ended September 30, 2004. Investment advisory and administration fees increased $107.1 million, or 73%, to $254.6 million for the three months ended September 30, 2005, compared with $147.5 million for the three months ended September 30, 2004. The increase in investment advisory and administration fees was the result of increases in fees earned across all asset classes. Other income of $46.1 million increased $22.7 million, or 97%, for the three months ended September 30, 2005, compared with $23.4 million for the three months ended September 30, 2004, primarily due to property management fees earned on real estate accounts assumed in the SSR acquisition, increased sales of BlackRock Solutions products and services and higher distribution fees earned on BlackRock Funds.

	Three months ended September 30,		Variance
	2005	2004	Amount	%
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
Mutual funds	$81,823	$54,073	$27,750	51.3%
Separate accounts	172,818	93,482	79,336	84.9

Total investment advisory and administration fees	254,641	147,555	107,086	72.6
Other income	46,166	23,444	22,722	96.9

Total revenue	$300,807	$170,999	$129,808	75.9%

Mutual fund advisory and administration fees increased $27.7 million, or 51%, to $81.8 million for the three months ended September 30, 2005, compared with $54.1 million for the three months ended September 30, 2004. The increase in mutual fund revenue was primarily the result of increases in BlackRock Funds revenue and closed-end fund revenue of $20.5 million and $5.2 million, respectively. The increase in BlackRock Funds revenue was primarily due to the merger of SSR’s mutual funds into BlackRock Funds, contributing to an increase of approximately $9.6 billion, or 59%, in average AUM in BlackRock Funds during the period as compared to the prior year. Closed-end fund revenue increased during the period as the result of a $2.4 billion increase in assets under management, which was primarily the result of closed-end fund launches since September 30, 2004.

Separate account revenue increased $79.3 million, or 85%, to $172.8 million for the three months ended September 30, 2005, compared with $93.5 million for the three months ended September 30, 2004. Separate account base fees increased $47.2 million, or 51%, to $140.1 million for the three months ended September 30, 2005, compared with $92.9 million for the three months ended September 30, 2004. Separate account base fees increased during the third quarter of 2005 primarily due to a $40.2 billion increase in AUM related to the SSR acquisition and an increase in AUM, exclusive of the SSR acquisition, of $40.8 billion, or 17%. Performance fees of $32.7 million for the three months ended September 30, 2005 increased $32.2 million compared with $0.5 million for the three months ended September 30, 2004. The increase in separate accounts performance fees reflected increased fees earned on the Company’s equity and fixed income hedge funds and real estate alternative investment products.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. (continued)

Revenue (continued)

Other income of $46.2 million for the three months ended September 30, 2005 primarily represents fees earned on BlackRock Solutions products and services of $28.9 million, property management fees of $8.9 million earned on real estate assets under management and distribution fees earned on BlackRock Funds of $3.5 million.

	Three months ended September 30,		Variance
	2005	2004	Amount	%
(Dollar amounts in thousands)	(unaudited)
Mutual fund revenue
BlackRock Funds	$36,784	$16,289	$20,495	125.8%
Closed-End Funds	23,128	17,978	5,150	28.6
BlackRock Liquidity Funds	21,171	19,508	1,663	8.5
Other commingled funds	740	298	442	148.3

Total mutual fund revenue	81,823	54,073	27,750	51.3

Separate account revenue
Separate account base fees	140,148	92,943	47,205	50.8
Separate account performance fees	32,670	539	32,131	NM

Total separate account revenue	172,818	93,482	79,336	84.9

Total investment advisory and administration fees	254,641	147,555	107,086	72.6

Other income	46,166	23,444	22,722	96.9

Total revenue	$300,807	$170,999	$129,808	75.9%

NM = Not meaningful

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. (continued)

Expense

Total expense increased $27.8 million, or 14%, to $221.1 million in the third quarter of 2005, compared with $193.4 million during the third quarter of 2004. The increase was attributable to increases in compensation and benefits expense, exclusive of LTIP expense, general and administration expense, fund administration and servicing expense paid to third parties and amortization of intangible assets of $75.1 million, $22.3 million, $3.7 million and $2.3 million, respectively, partially offset by a decrease in LTIP expense of $75.6 million.

	Three months ended September 30,		Variance
	2005	2004	Amount	%
(Dollar amounts in thousands)	(unaudited)
Employee compensation and benefits	$155,077	$155,556	$(479)	(0.3)%
Fund administration and servicing costs
Affiliated	4,250	4,227	23	0.5
Unaffiliated	7,747	4,050	3,697	91.3
General and administration	51,524	29,259	22,265	76.1
Amortization of intangible assets	2,540	283	2,257	NM

Total expense	$221,138	$193,375	$27,763	14.4%

NM = Not meaningful

Compensation and benefits expense decreased by $0.5 million for the quarter ended September 30, 2005 including a $75.6 million decline in LTIP expense. During the third quarter of 2004, management determined that full vesting of LTIP awards was probable and recorded a charge of $90.6 million reflecting LTIP expense from the beginning of the LTIP’s service period, January 1, 2002 through September 30, 2004, including related payroll taxes. Offsetting the decrease in LTIP expense was higher base compensation and benefits of $33.1 million due to increased staffing levels resulting from the SSR acquisition and business growth and increased incentive compensation of $34.4 million associated with higher performance fees and increased operating profits.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. (continued)

Expense (continued)

General and administration expense increased $22.3 million, or 76%, in the three months ended September 30, 2005 to $51.5 million, compared to $29.2 million for the three months ended September 30, 2004. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $12.3 million, occupancy expense of $3.6 million and other general and administration of $5.6 million. Marketing and promotional expense increased $12.3 million, or 157%, to $20.1 million, compared to $7.8 million for the three months ended September 30, 2004 primarily due to the Company’s mutual fund businesses and expanded institutional marketing efforts, particularly overseas. Occupancy costs for the three months ended September 30, 2005 totaled $9.6 million, representing a $3.5 million, or 59%, increase, from $6.1 million for the three months ended September 30, 2004. The increase in occupancy costs during the three months ended September 30, 2005 primarily reflected costs related to occupying 85,000 square feet of additional office space in New York during the first quarter of 2005 and costs related to properties assumed in the SSR acquisition. The $5.6 million, or 53%, increase in other general administration expense to $16.2 million for the three months ended September 30, 2005 compared to $10.6 million for the three months ended September 30, 2004 is primarily attributable to a $2.4 million increase in market data costs to support higher AUM levels and increased trading activities, $0.8 million in office related expenses and $0.7 million in increased professional fees primarily related to Sarbanes-Oxley Act compliance activities.

Fund administration and servicing expense paid to third parties increased $3.7 million in the third quarter to $7.7 million compared to $4.0 million for the third quarter 2004. The rise was due to increases in shareholder servicing fees related to new closed-end funds and additional assets associated with BlackRock Funds.

The $2.2 million increase in amortization of intangible assets to $2.5 million for the three months ended September 30, 2005, compared to $0.3 million for the three months ended September 30, 2004 reflects amortization of finite-lived management contracts acquired in the SSR acquisition.

	Three months ended September 30,		Variance
	2005	2004	Amount	%
(Dollar amounts in thousands)	(unaudited)
General and administration expense:
Marketing and promotional	$20,097	$7,823	$12,274	156.9%
Occupancy expense	9,631	6,066	3,565	58.8
Technology	5,591	4,771	820	17.2
Other general and administration	16,205	10,599	5,606	52.9

Total general and administration expense	$51,524	$29,259	$22,265	76.1%

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. (continued)

Operating Income and Net Income

Operating income was $79.7 million for the three months ended September 30, 2005, representing a $102.0 million increase compared with the three months ended September 30, 2004.

Non-operating income increased $13.7 million, or 242%, to $19.4 million for the three months ended September 30, 2005, as compared with the three months ended September 30, 2004. The increase was primarily due to increased investment related income from Company investments of $14.5 and employee deferred compensation of $2.2 in 2005, partially offset by interest expense associated with borrowings used to finance the cash portion of the SSR acquisition in 2005.

Income tax expense for the three months ended September 30, 2005 was $37.1 million, representing an effective tax rate of 37.4%, compared to an income tax benefit of $7.3 million for the third quarter of 2004.

Net income totaled $61.1 million for the three months ended September 30, 2005, compared with a net loss of $9.8 million for the three months ended September 30, 2004, representing an increase of $70.9 million.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004.

Revenue

Total revenue for the nine months ended September 30, 2005 increased $285.6 million, or 53%, to $822.3 million, compared with $536.6 million for the nine months ended September 30, 2004. Investment advisory and administration fees increased $228.5 million, or 49%, to $698.4 million for the nine months ended September 30, 2005, compared with $469.9 million for the nine months ended September 30, 2004. The increase in investment advisory and administration fees was due to increases in fees earned on separate accounts of $164.5 million, or 54%, and fees earned on mutual funds of $63.9 million, or 39%. Other income of $123.9 million increased $57.2 million, or 86%, for the nine months ended September 30, 2005, compared with $66.7 million for the nine months ended September 30, 2004 primarily due to property management fees earned on real estate accounts assumed in the SSR acquisition, increased sales of BlackRock Solutions products and services and higher distribution fees earned on BlackRock Funds.

	Nine months ended September 30,		Variance
	2005	2004	Amount	%
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
Mutual funds	$229,441	$165,500	$63,941	38.6%
Separate accounts	468,927	304,386	164,541	54.1

Total investment advisory and administration fees	698,368	469,886	228,482	48.6
Other income	123,910	66,748	57,162	85.6

Total revenue	$822,278	$536,634	$285,644	53.2%

Mutual fund advisory and administration fees increased $63.9 million, or 39%, to $229.4 million for the nine months ended September 30, 2005, compared with $165.5 million for the nine months ended September 30, 2004. The increase in mutual fund revenue was primarily the result of increases in BlackRock Funds revenue and closed-end fund revenue of $47.6 million and $11.9 million, respectively. The increase in BlackRock Funds revenue was primarily due to the merger of SSR’s mutual funds into the BlackRock Funds, which contributed an increase of approximately $7.2 billion, or 40%, to average AUM in the BlackRock Funds during the period as compared to the prior year. Closed-end fund revenue increased during the period as a result of a $2.4 billion increase in AUM, which was primarily the result of closed-end fund launches since September 30, 2004.

Separate account revenue increased $164.5 million, or 54%, to $468.9 million for the nine months ended September 30, 2005, compared with $304.4 million for the nine months ended September 30, 2004. Separate account base fees increased $117.8 million, or 43%, to $388.2 million for the nine months ended September 30, 2005, compared with $270.4 million for the nine months ended September 30, 2004. The growth in separate account base fees was primarily due to a $40.2 billion increase in AUM related to the SSR acquisition and an increase in AUM, exclusive of the SSR acquisition, of $40.8 billion, or 17%, since September 30, 2004. Performance fees of $80.8 million for the nine months ended September 30, 2005 increased $46.8 million, compared with $34.0 million for the nine months ended September 30, 2004. The increase in separate account performance fees primarily reflects positive performance in equity and fixed income hedge funds.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. (continued)

Revenue (continued)

Other income of $123.9 million for the nine months ended September 30, 2005 primarily represents BlackRock Solutions products and services of $79.4 million, property management fees of $23.3 million earned on real estate equity accounts assumed in the SSR acquisition and distribution fees earned on the BlackRock Funds of $14.2 million.

The increase in other income of $57.2 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily the result of real estate property management fees of $23.3 million, increased revenues of $20.3 million from BlackRock Solutions products and services driven by new clients and distribution fees of $7.9 million earned on funds obtained in the SSR acquisition.

	Nine months ended September 30,		Variance
	2005	2004	Amount	%
(Dollar amounts in thousands)	(unaudited)
Mutual fund revenue
BlackRock Funds	$100,680	$53,128	$47,552	89.5%
Closed-End Funds	64,120	52,252	11,868	22.7
BlackRock Liquidity Funds	62,707	59,281	3,426	5.8
Other commingled funds	1,934	839	1,095	130.5

Total mutual fund revenue	229,441	165,500	63,941	38.6

Separate account revenue
Separate account base fees	388,163	270,427	117,736	43.5
Separate account performance fees	80,764	33,959	46,805	137.8

Total separate account revenue	468,927	304,386	164,541	54.1

Total investment advisory and administration fees	698,368	469,886	228,482	48.6

Other income	123,910	66,748	57,162	85.6

Total revenue	$822,278	$536,634	$285,644	53.2%

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. (continued)

Expense

Total expense increased $167.5 million, or 39%, to $594.1 million in the nine months ended September 30, 2005, compared with $426.7 million in the nine months ended September 30, 2004. The increase was primarily attributable to increases in employee compensation and benefits of $109.8 million, or 36%, general and administration expense of $52.2 million, or 57%, fund administration and servicing expense paid to third parties of $8.8 million, or 84%, and amortization of intangible assets of $4.7 million, partially offset by the recognition of an impairment of the Company’s intangible assets of $6.1 million during the first quarter of 2004.

	Nine months ended September 30,		Variance
	2005	2004	Amount	%
(Dollar amounts in thousands)	(unaudited)
Employee compensation and benefits	$413,036	$303,243	$109,793	36.2%
Fund administration and servicing costs
Affiliated	12,362	14,243	(1,881)	(13.2)
Unaffiliated	19,169	10,412	8,757	84.1
General and administration	144,089	91,921	52,168	56.8
Amortization of intangible assets	5,477	746	4,731	NM
Impairment of intangible assets	—	6,097	(6,097)	(100.0)

Total expense	$594,133	$426,662	$167,471	39.3%

NM	= Not meaningful

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. (continued)

Expense (continued)

During the nine months ended September 30, 2005, employee compensation and benefits increased $109.8 million, or 36%, to $413.0 million, compared to $303.2 million for the nine months ended September 30, 2004. The increase in employee compensation and benefits was primarily attributable to increases in salaries and benefits and incentive compensation of $90.0 million and $59.0 million, respectively, partially offset by a $46.3 million decrease in LTIP costs, for which the Company initiated expense recognition during the third quarter of 2004. The increase of $90.0 million in salaries and benefits was primarily attributable to higher staffing levels associated with the SSR acquisition and business growth. The $59.0 million, or 55%, increase in incentive compensation is primarily attributable to operating income growth, higher performance fees earned on the Company’s alternative investment products and a $6.5 million acquisition-related bonus payment to continuing employees of BlackRock.

General and administration expense increased $52.2 million, or 57%, in the nine months ended September 30, 2005 to $144.1 million, compared to $91.9 million for the nine months ended September 30, 2004. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $24.3 million, occupancy expense of $8.7 million, technology related expense of $2.9 million and other general and administration of $16.2 million. Marketing and promotional expense increased $24.3 million to $50.0 million compared to $25.7 million for the period ended September 30, 2004 primarily due to increased marketing activities of $16.0 million associated with the Company’s institutional products and expanded international calling efforts, $5.4 million in amortization of deferred mutual fund commissions assumed in the SSR acquisition and increased institutional service fees of $2.8 million. Occupancy expense for the period ended September 30, 2005 totaled $26.3 million, representing an $8.7 million, or 49%, increase, from $17.6 million for the period ended September 30, 2004. The increase in occupancy expense during the period ended September 30, 2005 primarily reflects costs related to additional office space leased in New York during the first quarter of 2005 and space assumed in the SSR acquisition. During the period ended September 30, 2005, technology expense increased by $2.9 million, or 21%, to $16.9 million, compared to $13.9 million for the period ended September 30, 2004, primarily due to increased consulting expenses and additional depreciation on assets assumed in the SSR acquisition to support business growth. The $16.2 million, or 47%, increase in other general administration expense to $50.9 million in the period ended September 30, 2005, compared to $34.7 million for the period ended September 30, 2004 is primarily attributable to a $5.4 million increase in market data costs resulting from higher AUM levels and increased trading activities, $4.6 in office related expenses and $2.3 million in increased professional fees primarily related to SSR integration costs and Sarbanes-Oxley Act compliance activities.

The $4.7 million increase in amortization of intangible assets reflects amortization of management contracts acquired in the SSR acquisition. During the first quarter of 2004, in connection with the liquidation of several of the Company’s long-short equity hedge funds, the Company recognized a $6.1 million impairment charge representing the carrying value of the funds’ acquired management contract.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. (continued)

Expense (continued)

	Nine months ended
	September 30,		Variance
	2005	2004	Amount	%
(Dollar amounts in thousands)	(unaudited)
General and administration expense:
Marketing and promotional	$49,978	$25,663	$24,315	94.7%
Occupancy expense	26,312	17,633	8,679	49.2
Technology	16,874	13,933	2,941	21.1
Other general and administration	50,924	34,692	16,232	46.8

Total general and administration expense	$144,088	$91,921	$52,167	56.8%

Operating Income and Net Income

Operating income increased $118.1 million, or 107%, to $228.1 million for the period ended September 30, 2005 as compared to $110.0 million for the period ended September 30, 2004. Non-operating income increased $4.2 million, or 16%, to $31.2 million for the period ended September 30, 2005, as compared to $27.0 million for the period September 30, 2004 as a result of a $9.6 million, or 35%, increase in investment income, partially offset by a $5.4 million increase in interest expense. The increase in investment income was primarily due to market appreciation on Company and deferred compensation investments and increased security gains in 2005, partially offset by the Company’s $12.2 million gain on the sale of Trepp LLC in April 2004 and $4.7 million of additional interest expense in 2005 associated with borrowings used to finance the SSR acquisition. Income tax expense was $95.7 million and $39.3 million, representing effective tax rates of 36.9% and 28.7%, for the periods ended September 30, 2005 and 2004, respectively. The increase in the Company’s effective tax rate was primarily attributable to a benefit of approximately $8.5 million recognized in the first quarter of 2004, associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001.

Net income totaled $161.0 million for the nine months ended September 30, 2005 and includes the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of stock by PNC and expenses related to the SSR acquisition, of $22.9 million and $5.6 million, respectively. SSR acquisition costs consisted of certain compensation costs and professional fees. Compensation reflected in SSR acquisition costs represents acquisition-related bonus payments to continuing employees of BlackRock. In addition, net income of $93.4 million during the period ended September 30, 2004 included the after tax impact of the portion of LTIP awards to be funded by a capital contribution of stock by PNC of $46.7 million, New York State tax benefits and the impact of sale of Trepp LLC, discussed previously. Exclusive of these items, net income for the period ended September 30, 2005, as adjusted, increased $59.0 million, or 45%, compared to the period ended September 30, 2004.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. (continued)

Liquidity and Capital Resources

BlackRock meets its working capital requirements primarily through cash generated by its operating activities. Net cash provided by the Company’s operating activities totaled $84.8 million for the period ended September 30, 2005, including a $149.5 million net settlement of the Company’s 2004 incentive compensation programs. BlackRock management expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

In January 2005, the Company closed its acquisition of SSR from MetLife, Inc. (“MetLife”) for approximately $237.4 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration, which, contingent on certain measures, could increase the purchase price by up to 25% may be paid over the next five years. The Company financed $150.0 million of the contingent purchase price with a bridge promissory note from Morgan Stanley Senior Funding, Inc. at an annual rate of 2.875%. The stock purchase agreement provides for an additional payment to MetLife on the first anniversary of closing of the SSR transaction (January 31, 2006) of up to $75 million contingent upon achieving specified AUM retention levels and run-rate revenue levels. The first anniversary contingent payment has two components: directly-sourced revenue and MetLife-sourced revenue. The directly-sourced revenue payment is subject to a maximum of $30 million, provided that one year anniversary revenue exceeds 120% of signing date revenue. The MetLife-sourced revenue payment is subject to a maximum of $45 million, provided that one year anniversary revenue exceeds 120% of signing date revenue. These payments decline to $20 million and $30 million, respectively, if one year anniversary revenue approximates 100% of signing date revenue levels. In addition, the stock purchase agreement provides for two other contingent payments. On December 31, 2006, MetLife will receive 32.5% of any performance fees earned on a large institutional real estate client’s assignment. In addition, on the fifth anniversary of the closing of the transaction, MetLife could receive an additional payment up to a maximum of $10 million based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans. The Company currently maintains and generates sufficient cash flow to fully support payment of these contingent liabilities.

In February 2005, the Company issued $250.0 million aggregate principal amount of convertible debentures, due in 2035 and bearing interest at a rate of 2.625% per annum. The Company used a portion of the net proceeds from this issuance to retire the bridge promissory note and used the remainder of the net proceeds for general corporate purposes.

A wholly-owned subsidiary of the Company has a $200.0 million line of credit with a related party. Borrowings under the affiliated line of credit, if any, bear interest at LIBOR plus 1.5%. The borrowing has a scheduled maturity date of January 31, 2006. The Company had no outstanding advances under the line of credit at September 30, 2005.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. (continued)

Liquidity and Capital Resources (continued)

In connection with the SSR acquisition, the Company assumed approximately $287.8 million in liabilities, which consisted of $113.2 million related to SSR’s 2004 incentive compensation programs and severance and retention costs and secured borrowings of approximately $111.8 million. During 2004 and in January 2005, a subsidiary of SSR acquired approximately $112.2 million in real estate holdings, in preparation for a commingled fund launch, using advances under a line of credit and the assumption of a mortgage on one of the properties. During March 2005, the Company sold the properties to a sponsored investment fund, upon the fund’s closing, and retired all related borrowings.

Net cash used in investing activities was $161.2 million for the period ended September 30, 2005, primarily consisting of $247.2 million in cash consideration paid in the SSR acquisition and $42.9 million in capital expenditures primarily representing build-out costs associated with Company’s new office space in New York partially offset by the sale of real estate held for sale for $112.2 million.

Net cash provided by financing activities was $18.3 million for the period ended September 30, 2005 and primarily represented $245.0 million in net proceeds from the offering of convertible debentures during the quarter, $14.0 million resulting from the exercise of employee stock options during the first nine months of 2005 and $8.0 million in subscriptions to sponsored investment funds consolidated by the Company. These amounts were partially offset by the payment of $57.5 million in dividends and $72.8 million in share repurchases. In January 2004, BlackRock’s Board of Directors approved a two million share repurchase program. Pursuant to the repurchase program, the Company may make repurchases from time to time, as market conditions warrant, in the open market or in privately negotiated transactions at the discretion of the Company’s management. The Company repurchased 472,000 shares under the program in open market transactions for approximately $39.8 million during the three months ended September 30, 2005 and is authorized to purchase an additional 181,000 shares under the program.

For the nine months ended September 30, 2005, free cash flow, defined as cash provided by operating activities ($84.8 million) less purchases of property and equipment ($42.9 million), decreased by $86.3 million to $41.9 million as compared to $128.2 million for the period ended September 30, 2004. The decrease in the Company’s free cash flow for the period ended September 30, 2005, compared to the same period in 2004, is primarily attributable to the settlement of compensation liabilities assumed in the SSR acquisition and an increased level of capital expenditures during 2005 primarily related to the build out of the Company’s new office space. These amounts were partially offset by increased cash basis net income for the period ended September 30, 2005 as compared to the period ended September 30, 2004.

Total capital at September 30, 2005 was $1.1 billion and was primarily comprised of stockholders’ equity and borrowings of $250 million.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. (continued)

Contractual Obligations and Commercial Commitments

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, due in 2035 and bearing interest at a rate of 2.625% per annum. The Company can first redeem the debentures, at par, in February 2010.

The Company leases its primary office space under agreements that expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments.

In the ordinary course of business, BlackRock enters into contracts (purchase obligations) with third parties pursuant to which the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts that are either noncancelable or cancelable with penalty. At September 30, 2005, the Company’s obligations primarily reflected shareholder servicing arrangements related to client investments in the BlackRock Closed-End Funds, subadvisory agreements and standard service contracts with third parties for portfolio, market data and office services.

In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnity vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

In connection with the management contract acquired on May 15, 2000 associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed real estate investment trust, the Company recorded an $8.0 million liability using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition. For the three months and nine months ended September 30, 2005, the related expense was $0.1 million and $0.3 million, respectively. At September 30, 2005, the future commitment under the agreement is $5.0 million. If Anthracite’s management contract with BlackRock is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

The Company has entered into a commitment to invest $15.1 million in Carbon Capital II, Inc., an alternative investment fund sponsored by BlackRock, of which $8.2 million remained unfunded at September 30, 2005.

On April 30, 2003, the Company purchased an investment manager of a hedge fund of funds for approximately $4.1 million in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if settled at September 30, 2005, would be approximately $5.2 million.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. (continued)

Contractual Obligations and Commercial Commitments (continued)

Summary of Commitments (unaudited):

(Dollar amounts in thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Convertible Debentures	$250,000	$—	$—	$—	$—	$—	$250,000
Lease Commitments	243,209	5,141	20,657	20,525	20,370	20,651	155,865
Purchase Obligations	18,105	5,472	7,511	4,387	735	—	—
Investment Commitments	8,230	8,230	—	—	—	—	—
Acquired Management Contract	5,000	—	1,000	1,000	1,000	1,000	1,000
Acquisition Forward Commitment	5,244	—	—	—	5,244	—	—

Total Commitments	$529,788	$18,843	$29,168	$25,912	$27,349	$21,651	$406,865

In January 2005, the Company closed its previously announced acquisition of SSR from MetLife. Under the terms of the transaction, MetLife received at closing $237.4 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration could be paid over five years contingent upon certain measures. The stock purchase agreement for the SSR transaction provides for an additional payment to MetLife on the first anniversary of the closing of the SSR transaction (January 31, 2006) of up to $75 million contingent upon the Company achieving specified AUM retention levels and run-rate revenue levels as of the signing date of the stock purchase agreement. The first anniversary contingent payment has two components: directly-sourced revenue and MetLife-sourced revenue. The directly-sourced revenue payment is subject to a maximum of $30 million, provided that one year anniversary revenue exceeds 120% of signing date revenue. The MetLife-sourced revenue payment is subject to a maximum of $45 million, provided that one year anniversary revenue exceeds 120% of signing date revenue. These payments decline to $20 million and $30 million, respectively, if one year anniversary revenue approximates 100% of signing date levels. In addition, the stock purchase agreement provides for two other contingent payments. On December 31, 2006, MetLife will receive 32.5% of any performance fees earned on a large institutional real estate client. In addition, on the fifth anniversary of the closing of the SSR transaction, MetLife could receive an additional payment up to a maximum of $10 million based upon the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans. These provisions were negotiated independently of the initial purchase price that was less than SSR’s enterprise value, as determined by the Company’s management in conjunction with an independent third party valuation services firm. The Company is unable to estimate the potential obligations under the contingent payments because it is unable to predict at this time what specific retention levels of run-rate revenue will be on the first anniversary of closing the SSR transaction, or what the Company’s retained AUM will be on the fifth anniversary of the closing date of the SSR transaction. As of September 30, 2005, no performance fees had been earned on the large institutional client account subject to a 32.5% contingent payment to MetLife.

SSR acted as investment manager for a synthetic collateralized credit default swap obligation. In connection with this transaction, SSR entered into a junior swap arrangement with a notional amount of approximately $16.7 million, providing credit protection to a portfolio of highly-rated asset-backed securities and corporate bonds. The fair value of the swap arrangement at September 30, 2005 was $3.1 million and is included in investments, other on the consolidated statement of financial condition.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. (continued)

Off Balance Sheet Arrangement

A synthetic collateralized credit default swap obligation is created when a counterparty provides credit protection through a series of credit default swaps to third parties. The counterparty further securitizes this credit protection by obtaining a super senior insurance policy and issuing several classes of credit default swap to third parties. Losses in the counterparty’s reference pool (i.e., asset-backed securities and corporate bonds) are first absorbed by the most subordinated class of credit default swap issued in the structure. As collateral manager for this specific synthetic collateralized credit default swap obligation (“Pillars”), the Company bears no risk beyond reputational risk contingent upon the performance of the structure. In addition, the Company has entered into a credit default swap with Pillars affording the structure credit protection of approximately $16.7 million, representing the Company’s maximum risk of loss. This swap represents seed capital invested by the Company in a new product and facilitated the issuance of credit default swaps to third parties. Under the terms of its credit default swap with Pillars, the Company is entitled to an annual coupon of 4% of its notional balance ($16.7 million) and 25% of the structure’s residual balance at its scheduled termination date of December 23, 2009. The Company’s management has performed an assessment of its variable interests in Pillars (a collateral management agreement and the credit default swap) under FIN 46R and has concluded the Company is not Pillar’s primary beneficiary. Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. There was no income or loss recorded in the Company’s income statement related to this arrangement during the three or nine months ended September 30, 2005. Pursuant to SFAS No. 133, as amended, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. At September 30, 2005, the fair value of the Pillars credit default swap was $3.1 million.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management considers the following accounting policies and estimates as critical to an understanding of BlackRock’s consolidated financial statements. A summary of additional accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Nonmarketable Equity Securities

Investments, other, are accounted for using the cost or equity methods of accounting. If the Company has significant influence over the investee’s operations, the equity method of accounting is used and the Company’s share of the investee’s net income is recorded as investment income (expense) for alternative investment products and other income for operating joint ventures. If the Company does not hold significant influence over the investee’s operations, the cost method of accounting is used. Under the cost method of accounting, investment income is recognized as received or upon the sale of the security. Therefore, management’s conclusion that BlackRock holds significant influence over an issuer has a significant impact on the Company’s net income.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Investments (continued)

Management periodically assesses impairment on investments to determine if market losses are other than temporary.

Several of the Company’s available for sale investments represent interests in collateralized debt obligations for which the Company acts as collateral manager. Management reviews cash flow estimates throughout the life of each collateralized debt obligation to determine if an impairment charge should be taken through current earnings. If the current estimate of future cash flows (taking into account both timing and amount) is less than the last estimate, an impairment is recognized as the excess of the carrying amount over the fair value of the investment.

In evaluating impairments on all other available for sale and other securities, the Company considers the length of time and the extent to which the security’s market value, if determinable, has been less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s intended holding period for the security.

Income Taxes

The Company accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amount of existing assets and liabilities and their respective tax bases.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is provided on the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. A change in the estimated useful life could have a significant impact on the Company’s depreciation expense (approximately $5.4 million and $16.9 million for the three and nine months ended September 30, 2005) due to the concentration of the Company’s property and equipment in relatively short-lived assets (generally with useful lives of three to five years). A summary of the estimated useful lives used, by asset class, is included in note 4 in the Notes to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of the assets under management or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in assets under management, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are recognized at the closing of the respective real estate transactions.

The Company also receives performance fees or incentive allocations from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded upon completion of measurement period.

BlackRock provides a variety of risk management, investment analytic and investment system services to customers, which include insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, Real Estate Investment Trusts, commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on pre-determined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments. The fees earned on risk management, investment analytic and investment system assignments are recorded as other income in the consolidated statements of operations.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Intangible Assets

At September 30, 2005, the carrying amounts of the Company’s intangible assets are as follows:

Goodwill	$189,814
Management contracts acquired:
Indefinite life	239,828
Definite life	62,045
Other	23

Total goodwill and intangible assets	$491,710

Definite-lived management contracts are amortized over their expected useful lives, which, at September 30, 2005, ranged from one to twenty years. Management reassesses these lives each quarter based on historical attrition rates and other events and circumstances that may influence these rates in the future. Significant judgment is required to estimate the period that these assets will contribute to the Company’s cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on the amount of the Company’s amortization expense ($2.5 million and $5.5 million for the three and nine months ended September 30, 2005). The Company assesses each of its indefinite-lived management contracts for impairment at least annually by comparing its carrying value to its projected undiscounted cash flows. If a contract’s carrying value exceeds its projected undiscounted cash flows, an impairment charge, measured on a discounted cash flow basis, is recorded in the Company’s consolidated statement of operations.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Intangible Assets (continued)

Indefinite-lived management contracts are not amortized because management has concluded that these contracts will contribute to the Company’s future cash flows for an indefinite period of time. Each quarter, management assesses whether events and circumstances have occurred that indicate these contracts might have a definite life. The carrying amount of each indefinite-lived management contract is tested at least annually, or at such time that management concludes the assets no longer have an indefinite life, by comparing the carrying amount of each asset to its fair value. Fair value of indefinite-lived management contracts is primarily based on discounted cash flow analysis. Management’s valuation analysis reflects assumptions of the growth of the assets, discount rates and other factors. Changes in the estimates used in these valuations could materially affect the impairment conclusion. Impairment would be recognized for indefinite lived management contracts if the asset’s carrying value exceeds its fair value.

Related Party Transactions

The Company provides investment advisory and administration services to BlackRock Funds, the BlackRock Liquidity Funds, the BlackRock Closed-End Funds and other funds.

Revenues for services provided to these are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(Dollar amounts in thousands)	(unaudited)
Investment advisory and administration fees:
BlackRock Open-End Funds:
PNC	$7,333	$7,185	$20,789	$25,347
Other	29,451	9,104	79,890	27,781
BlackRock Closed-End Funds - Other	23,127	17,978	64,120	52,252
BlackRock Liquidity Funds
PNC	4,598	3,817	12,536	10,025
Other*	16,573	15,691	50,171	49,256
STIF - PNC	222	264	660	796
Other	519	34	1,275	43

	$81,823	$54,073	$229,441	$165,500

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

The Company provides investment advisory and administration services to certain PNC subsidiaries, MetLife-sponsored variable annuities and separate accounts, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura for a fee based on assets under management. In addition, the Company provides risk management and private client services to PNC.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Revenues for such services are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(Dollar amounts in thousands)	(unaudited)
Separate accounts:
MetLife	$14,160	$—	$37,527	$—
Nomura	2,194	2,237	6,699	6,542
PNC	1,468	1,588	4,508	5,026
Private client services - PNC	1,383	1,387	4,149	4,271
Alternative investments - PNC	664	124	988	330
Other income-risk management - PNC	1,456	1,250	3,941	3,750

	$21,325	$6,586	$57,812	$19,919

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the three month periods ended September 30, 2005 and 2004 totaled approximately $17.1 million and $15.6 million, respectively, and, for the nine months ended September 30, 2005 and 2004 totaled approximately $47.6 million and $49.5 million, respectively.

PNC subsidiaries and PNC-related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	September 30,
	2005	2004
(Dollar amounts in millions)	(unaudited)
BlackRock Open-End Funds	$7,053	$7,396
BlackRock Liquidity Funds	11,845	10,234
STIF	644	748
Separate accounts	10,307	11,541

	$29,849	$29,919

The Company has entered into various memoranda of understanding and co-administration agreements with affiliates of PNC pursuant to which the Company pays service fees for PNC Advisors’ (PNC’s wealth management business) clients invested in BlackRock Funds. PNC also provides general and administration services to the Company. Charges for such services were based on actual usage or on defined formulas which, in management’s view, resulted in reasonable allocations.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

MetLife provided general and administrative services to the Company, during a transition period, in support of SSR and its consolidated subsidiaries. These services ceased during the second quarter of 2005. In addition, BlackRock leases a portion of its office space under formal sublease agreements with MetLife.

Additionally, the Company has entered into subadvisory and consulting agreements with Nomura and an entity whose President and Chief Executive Officer serves on the Company’s Board of Directors.

Realty maintains a $200.0 million line of credit with a subsidiary of MetLife, which expires on January 31, 2006. Realty uses the line of credit to finance the acquisition of real estate prior to the closing of sponsored investment funds. During the quarter ended March 31, 2005, the Company repaid outstanding advances under the line of credit, which totaled $92.5 million, following the sale of related real estate to a newly formed investment fund. Borrowings under the affiliated line of credit, if any, bear interest at LIBOR plus 1.5%. At September 30, 2005, Realty had no advances outstanding under the line of credit.

Aggregate expenses included in the consolidated financial statements for transactions with related parties are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(Dollar amounts in thousands)	(unaudited)
Fund administration and servicing costs	$4,250	$4,227	$12,362	$14,243
General and administration	2,300	1,082	6,577	3,332
General and administration-consulting	450	399	2,958	3,485

	$7,000	$5,708	$21,897	$21,060

Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable was approximately $15.4 million and $3.0 million at September 30, 2005 and December 31, 2004, respectively, which primarily reflects investment and administration services provided to MetLife, Nomura, PNC subsidiaries and affiliates.

Receivable from affiliates was approximately $5.3 million and $4.7 million at September 30, 2005 and December 31, 2004, respectively. These amounts primarily represent additional payments to MetLife on the acquisition of SSR and deferred income taxes receivable.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Party Transactions (continued)

Included in other assets are advances to employees under the deferred compensation plan sponsored by SSR prior to 2003 (“SSR Old Plan”) and Company-owned life insurance policies, underwritten by MetLife, which are used to fund obligations under the SSR deferred compensation plan (“SSR New Plan”) totaling $3.1 million and $12.9 million, respectively. The terms of the SSR Old Plan and the SSR New Plan are included in note 8 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Accounts payable and accrued liabilities-affiliates were approximately $29.8 million and $3.6 million at September 30, 2005 and December 31, 2004, respectively. These amounts primarily represent income taxes payable and accrued fund administration and servicing costs affiliates payable to PNC and do not bear interest.

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

PART I - FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is primarily exposed to the risks of securities market and interest rate fluctuations.

Securities Market Risk

BlackRock’s investments consist primarily of BlackRock funds, private investment funds and debt securities. Occasionally, BlackRock invests in new mutual funds or advisory accounts (seed investments) sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. In certain cases, BlackRock maintains a controlling interest in a sponsored investment fund and the underlying securities are reflected on the Company’s statement of financial conditions. As of September 30, 2005, the carrying value of seed investments was $153.7 million. These investments expose BlackRock to either equity price risk or interest rate risk dependent upon the underlying securities portfolio of each investment fund. BlackRock does not generally hold derivative securities to hedge its investments. The following table summarizes the fair values of the investments exposed to equity price risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 10% increase or decrease in equity prices:

	Fair Value	Fair value assuming 10% increase in market price	Fair value assuming 10% decrease in market price
September 30, 2005

Mutual funds	$21,789	$23,968	$19,610
Equity securities	19,819	21,801	17,837

Total investments, trading	41,608	45,769	37,447

Mutual funds	8,166	8,983	7,349

Total investments, available for sale	8,166	8,983	7,349

Other
Cost method	1,125	1,238	1,013
Fair value	32,489	35,738	29,240
Equity method	69,802	76,782	62,822

Total investments, other	103,416	113,758	93,075

Total investments	$153,190	$168,510	$137,871

December 31, 2004

Mutual funds	$15,688	$17,257	$14,119
Equity securities	9,385	10,324	8,447

Total investments, trading	25,073	27,581	22,566

Mutual funds	2,617	2,879	2,355

Total investments, available for sale	2,617	2,879	2,355

Other
Equity method	28,730	31,603	25,857
Fair value	30,379	33,417	27,341

Total investments, other	59,109	65,020	53,198

Total investments	$86,799	$95,480	$78,119

PART I - FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Securities Market Risk (continued)

At September 30, 2005, investments, trading and investments, other, with carrying values of approximately $21.8 million and $24.4 million, respectively, reflect investments by BlackRock with respect to senior employee elections under the Company’s deferred compensation plans. Therefore, any change in the carrying value of these investments is offset by a corresponding change in the related deferred compensation liability.

Interest Rate Risk

The following table summarizes the fair value of the Company’s investments in debt securities and funds that invest primarily in debt securities at September 30, 2005 and December 31, 2004, which expose BlackRock to interest rate risk. The table also provides a sensitivity analysis of the estimated fair value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming -100 basis point shift
September 30, 2005

Mortgage-backed securities	$13,790	$13,510	$14,070
Corporate notes and bonds	8,215	7,876	8,554
Municipal bonds	124	119	129

Total investments, trading	22,129	21,505	22,753

Mutual funds	3,567	3,448	3,688
Collaterialized debt obligations	26,402	27,376	25,428

Total investments, available for sale	29,969	30,824	29,116

Fair value	3,138	3,138	3,138
Equity method	30,395	29,198	31,592
Cost method	53,446	52,438	54,454

Total investments, other	86,979	84,774	89,184

Total investments	$139,077	$137,103	$141,053

December 31, 2004

U.S. government securities	$22,275	$22,275	$24,073
Mortgage-backed securities	12,388	12,388	12,639
Corporate notes and bonds	9,371	8,981	9,769
Municipal bonds	120	120	126

Total investments, trading	44,154	43,764	46,607

Mutual funds	3,662	3,662	3,796
Collaterialized debt obligations	12,760	12,759	13,326

Total investments, available for sale	16,422	16,421	17,121

Equity method	45,518	45,518	45,957
Cost method	34,605	35,004	34,858

Total investments, other	80,123	80,522	80,815

Total investments	$140,699	$140,706	$144,543

PART I - FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Other Market Risks

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at 2.625% per annum. Prior to February 15, 2009, the debentures will be convertible, only under certain conditions, at the option of the holder into cash and, in certain circumstances, shares of the Company’s class A common stock at an initial conversion rate of 9.7282 shares of class A common stock per $1 principal amount of debentures. On and after February 15, 2009, the debentures will be convertible at any time prior to maturity at the option of the holder into cash and, in certain circumstances, shares of class A common stock at the above initial conversion rate, subject to adjustments. At September 30, 2005, the fair value of the debentures was $259.1 million.

Due to the debentures’ conversion feature, these financial instruments are exposed to both interest rate risk and equity price risk. Assuming 100 basis point upward and downward parallel shifts in the yield curve, based on the fair value of the debentures on September 30, 2005, the fair value of the debentures would fluctuate to $251.8 million and $266.3 million, respectively. Assuming a 10% increase and 10% decrease in the Company’s stock price, based on the fair value of the debentures on September 30, 2005, the fair value of the debentures would fluctuate to $274.3 million and $244.8 million, respectively.

PART I - FINANCIAL INFORMATION (continued)

Item 4. Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2005. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer concluded that BlackRock’s disclosure controls and procedures were effective as of September 30, 2005.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

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

PART II - OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended September 30, 2005, the Company made the following purchases of its equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2005 through July 31, 2005	64,387 [2]	$82.96	60,800	592,225
August 1, 2005 through August 31, 2005	412,608 [2]	$84.41	411,400	180,825
September 1, 2005 through September 30, 2005	—	—	—	180,825

Total	476,995	$84.21	472,200

[1]	On January 21, 2004, the Company announced a two million share repurchase program. The Company is currently authorized to repurchase approximately 0.2 million shares under this repurchase program.
[2]	Includes purchases made by the Company primarily to satisfy income tax withholding obligations of certain employees.

PART II - OTHER INFORMATION (continued)

Item 6. Exhibits

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4 (16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5 (16)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.4).

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

PART II - OTHER INFORMATION (continued)

Item 6. Exhibits (continued)

Exhibit No.	Description
10.21 (9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24 (10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29 (11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30 (12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31 (12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32 (13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33 (14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34 (14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35 (15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36 (16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37 (16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.38 (16)	Registration Rights Agreement dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.39	Employment Offer Letter to Steven E. Buller, Chief Financial Officer of BlackRock, Inc. +

21.1 (16)	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on June 14, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 31, 2000.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 31, 2004.

PART II - OTHER INFORMATION (continued)

Item 6. Exhibits (Continued)

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
+	Denotes Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC. (Registrant)

	By:	/s/ Steven E. Buller
Date: November 4, 2005		Steven E. Buller
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (8)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (8)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4 (16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5 (16)	Form of 2.625% Convertible Debenture due 2035 included as Exhibit A to Exhibit 4.4).

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21 (9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.22 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.23 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.24 (10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29 (11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.30(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33(14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34(14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35(15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36(16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37(16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan.

10.38(16)	Registration Rights Agreement, dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as represented of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.39	Employment Offer Letter to Steven E. Buller, Chief Financial Officer of BlackRock, Inc. +

21.1(16)	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on June 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2003.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(11)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 31, 2004.
(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
+	Denotes compensatory plans.