Form 10-K
period 2005-12-31
BLACKROCK INC /NY
filed 2006-03-08
CIK 1060021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $1.3 billion. There is no non-voting common stock of the registrant outstanding.

As of January 31, 2006, there were 19,725,465 shares of the registrant’s class A common stock issued and outstanding and 44,298,717 shares of the registrant’s class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2006 annual meeting of stockholders to be held on May 24, 2006 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) and (9) and Item 306(c) and (d) of Regulation S-K.

BlackRock, Inc.

Index to Form 10-K

- iii -

Part I

Item 1.	BUSINESS

Overview

BlackRock, Inc., a Delaware corporation formed in 1998 (together with its subsidiaries, “BlackRock” or the “Company”), is one of the largest publicly traded investment management firms in the United States, with $452.7 billion of assets under management (“AUM”) at December 31, 2005. The Company manages fixed income, cash management, equity and alternative investment products on behalf of institutional and individual investors worldwide. BlackRock also offers risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions® brand name.

BlackRock is a majority-owned indirect subsidiary of The PNC Financial Services Group, Inc. (“PNC”). As of December 31, 2005, PNC and its subsidiaries owned approximately 70% of BlackRock. Headquartered in New York City, the Company has offices in the United States, Europe, Asia and Australia.

On February 15, 2006, the Company and two of its wholly-owned subsidiaries entered into an agreement with Merrill Lynch & Co., Inc. (“Merrill Lynch”) pursuant to which Merrill Lynch will contribute its investment management business, Merrill Lynch Investment Managers, to the Company. The combined company would be one of the world’s largest asset management firms with nearly $1 trillion in AUM, over 4,500 employees in 18 countries and a major presence in most key markets, including the United States, the United Kingdom, Asia, Australia, the Middle East and Europe. Merrill Lynch would own approximately 49% (but in any event, not more than 49.8%) of the combined company including a 45% voting interest, PNC would retain approximately 34% ownership of combined company and the remainder would be held by employees and public shareholders. The transaction, which has been approved by the boards of directors of BlackRock and Merrill Lynch, is subject to various regulatory approvals, client consents, approval by BlackRock shareholders and other customary closing conditions, and is expected to close on or around September 30, 2006.

In 2005, BlackRock’s total AUM increased by approximately $110.9 billion, or 32.5%, from year-end 2004 levels. Since 2001, the Company’s AUM has grown by over $214.1 billion, representing a compound annual growth rate of 17.4%. Approximately 54.9% of the growth in AUM has been derived from net new business and approximately 23.3% from acquisitions and 21.7% from market appreciation. At December 31, 2005, fixed income products represented 67.1%, cash management products represented 19.0%, equity products represented 8.3% and alternative investment products represented 5.6% of BlackRock’s total AUM. Approximately 74.7% of AUM is managed in separate accounts and 25.3% are managed in mutual funds, including BlackRock’s open-end fund families, BlackRock Funds and BlackRock Liquidity Funds.

Assets Under Management

By Asset Class

	At December 31,					4 Year CAGR
(dollars in millions)	2005	2004	2003	2002	2001
Assets Under Management:
Fixed Income	$303,928	$240,709	$214,356	$175,586	$135,242	22.4%
Cash Management	86,128	78,057	74,345	78,512	79,753	1.9%
Equity	37,303	14,792	13,721	13,464	18,280	19.5%
Alternative Investments	25,323	8,202	6,934	5,279	5,309	47.8%

Total Assets Under Management	$452,682	$341,760	$309,356	$272,840	$238,584	17.4%

CAGR = Compound Annual Growth Rate

Item 1.	BUSINESS (continued)

Overview (continued)

BlackRock’s business results largely reflect its position as a leading provider of fixed income asset management services to institutional clients. Of the $303.9 billion of fixed income assets managed at December 31, 2005, approximately $280.2 billion, or 92.2%, were from institutional clients, with the remaining $23.7 billion managed in the Company’s open-end and closed-end fixed income investment companies. The Company is also among the largest managers of institutional money market funds and other cash management services. BlackRock has made significant investments to expand its product offerings to include equity and alternative investment products and to enhance its ability to serve the needs of individual investors. In addition, the Company continues to invest in BlackRock Solutions, which achieved revenue growth of 38.5% in 2005.

In January 2005, the Company closed its acquisition of SSRM Holdings, Inc. and its subsidiaries (collectively, “SSR”) from MetLife, Inc. (“MetLife”) for adjusted consideration of approximately $302.3 million, consisting of $265.1 million in cash and 550,000 restricted shares of class A common stock, not including certain additional contingent payments (see further discussion in Note 2 to the Consolidated Financial Statements). The Company initially financed $150.0 million of the purchase price with a bridge promissory note at an annual rate of 2.875%. In February 2005, the Company issued $250.0 million of convertible debentures (see Note 8 to the Consolidated Financial Statements). The debentures bear interest at a rate of 2.625% per annum and are convertible at an initial conversion rate of 9.7282 shares per $1,000 principal amount. The Company used a portion of the net proceeds from this issuance to retire the bridge promissory note. The acquisition added $49.7 billion in AUM.

While the Company operates in a global marketplace characterized by market volatility and economic uncertainty, management believes the following factors, among others, position BlackRock to produce solid relative returns for stockholders over time:

•	BlackRock achieved competitive investment performance in a majority of its products in 2005. Specifically, 100% of institutional fixed income composites and 80% of institutional equity composites outperformed their benchmarks, 70% of taxable bond fund assets, 68% of equity funds and 100% of institutional money market funds ranked in the top half of their respective Lipper peer groups for the year-ended December 31, 2005.*

•	BlackRock continues to experience favorable operating leverage in its fixed income and cash management products.

•	BlackRock is experiencing positive momentum in both its equity and alternatives businesses, further diversifying revenues.

•	Robust growth and strong interest continues in BlackRock Solutions products and services.

•	BlackRock’s global presence continues to expand, allowing the Company to participate in potentially higher growth rates overseas. In 2005, 45.9% of net new business came from non-U.S. investors.

The Company’s ability to increase its revenue, earnings and stockholder value over time is predicated on its ability to generate net new business in investment management and BlackRock Solutions products and services. New business efforts are dependent on BlackRock’s ability to achieve clients’ investment objectives in a manner consistent with their risk preferences and to deliver excellent client service. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to retain and attract talented professionals to BlackRock is critical to its long-term success.

*	See Product Performance Notes below.

Item 1.	BUSINESS (continued)

Overview (continued)

Selected financial results for the last five years are shown below:

	Selected GAAP Financial Results
(Dollars in thousands, except per share amounts)	2005	2004	2003	2002	2001	2005 vs. 2004	4 Year CAGR
Revenue	$1,191,386	$725,311	$598,212	$576,977	$533,144	64.3%	22.3%
Operating Income	$340,541	$165,798	$228,276	$215,139	$170,176	105.4%	18.9%
Net Income	$233,908	$143,141	$155,402	$133,249	$107,434	63.4%	21.5%
Diluted EPS	$3.50	$2.17	$2.36	$2.04	$1.65	61.3%	20.7%
Cash & Investments	$782,891	$685,170	$550,864	$465,793	$325,577	14.3%	24.5%

	Other Non-GAAP Data
(Dollars in thousands, except per share amounts)	2005	2004	2003	2002	2001	2005 vs. 2004	4 Year CAGR
Operating income, as adjusted	$408,448	$263,311	$231,417	$213,729	$170,176	55.1%	24.5%
Net income, as adjusted	$269,622	$177,709	$155,402	$133,249	$107,434	51.7%	25.9%
Diluted EPS, as adjusted	$4.03	$2.69	$2.36	$2.04	$1.65	49.8%	25.0%

While BlackRock reports its financial results using accounting principles generally accepted in the United States of America (“GAAP”), management believes that evaluating its ongoing operating results may not be as useful if investors are limited to reviewing only GAAP financial measures. Management reviews non-GAAP financial measures to assess the Company’s ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s profitability and financial performance over time. Nevertheless, BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

GAAP reported operating income includes all compensation related expenses associated with the Long-Term Retention and Incentive Plan (“LTIP”). GAAP reported operating income also includes appreciation or depreciation on assets related to certain of BlackRock’s deferred compensation plans. Operating income, as adjusted (a non-GAAP measure), excludes the portion of LTIP expense that is to be funded by up to four million shares of BlackRock common stock to be surrendered by PNC and distributed to LTIP participants, because these charges, exclusive of the potential impact of LTIP participants’ put options, will not impact BlackRock’s book value. A detailed discussion of the LTIP is included in Note 12 to the Consolidated Financial Statements. Appreciation and depreciation on assets related to certain of BlackRock’s deferred compensation plans is also excluded from operating income, as adjusted, because investment returns on these assets are largely offset by corresponding amounts in compensation expense and, therefore, result in a nominal impact on net income.

Item 1.	BUSINESS (continued)

Overview (continued)

In addition to the previously noted compensation costs associated with the LTIP, GAAP reported net income and GAAP diluted earnings per share also include certain charges and gains, the after-tax impact of which management considers non-recurring and, therefore, excludes in assessing ongoing profitability. Net income and diluted earnings per share, as adjusted (a non-GAAP measure), excludes the after-tax impact of LTIP expense to be funded by PNC, professional fees associated with the SSR acquisition, gains recognized on the release of reserves related to New York State and New York City tax audits and a net gain recognized on the sale of BlackRock’s equity interest in Trepp, LLC.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a detailed reconciliation of GAAP reported operating income, net income and diluted earnings per share to adjusted non-GAAP operating income, net income and diluted earnings per share.

Products

BlackRock offers a wide variety of fixed income, cash management, equity and alternative investment products. Revenue from these products primarily consists of advisory fees, typically structured as a percentage of assets managed and, in some instances, performance fees expressed as a percentage of returns realized in excess of agreed-upon targets. BlackRock also offers risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions brand name.

Fixed Income

BlackRock’s fixed income business continued to expand in 2005, as AUM increased by 26.3% to $303.9 billion at December 31, 2005. The Company offers investors a broad range of products that span global bond markets and sectors, as well as various maturities along the yield curve. All fixed income portfolios are managed by BlackRock’s fixed income team, which is comprised of sector specialists who help formulate broad investment strategy and implement sector-specific themes in accordance with each portfolio’s investment objectives and guidelines. These investment professionals are supported by extensive analytical tools and a shared research database that includes reports from both equity and credit analysts throughout the Company. Investment operations are facilitated by BlackRock’s proprietary portfolio management system, Aladdin®, and by an experienced team of operations, administration and compliance professionals.

BlackRock’s fixed income portfolio management team has achieved competitive investment performance by consistently employing a disciplined process designed to add incremental returns in excess of benchmarks. Approximately 95% percent or more of BlackRock’s institutional composites outperformed their benchmarks and 70% or more of taxable bond fund assets ranked in the top two Lipper quartiles for the one, three and five years ended December 31, 2005.*

Net new business totaled $37.3 billion in 2005. New assignments spanned the Company’s product base, resulting in greater diversification within fixed income. Core bond mandates, for example, have grown at a compound annual rate of 17.8% over the past five years to $119.1 billion at December 31, 2005. Over the same period, targeted duration and global bond assets have grown at an even faster pace, albeit from smaller bases. As a result, the proportion of fixed income assets invested in targeted duration portfolios has increased from 26.5% to 33.5% since 2001, and global bond mandates expanded from 0.8% to 8.4% of total fixed income assets over the same period.

During the year, the Company also further diversified its client base geographically as non-U.S. investors sought additional exposure to the U.S. and global bond markets. These clients awarded BlackRock net new business of $22.1 billion, which represented 59.1% of total net inflows in fixed income during the year. U.S. investors also contributed to asset growth during the year, with net inflows of $15.3 billion.

*	See Product Performance Notes below.

Item 1.	BUSINESS (continued)

Products (continued)

Fixed Income (continued)

In 2005, BlackRock achieved greater diversification across client segments as well. Net inflows from tax-exempt investors totaled $9.4 billion for the year ended December 31, 2005. Insurance companies and other financial institutions continued to pursue outsourcing options, awarding BlackRock $28.5 billion of net new business.

Cash Management

BlackRock provides cash management services to institutional and individual investors through a variety of money market funds and customized portfolios. At year-end 2005, AUM in these strategies totaled $86.1 billion, up 10.3% from year-end 2004. Net new business totaled $7.2 billion during the year, although flows varied widely across products.

Money market funds represented 80.7% of total cash management assets at December 31, 2005 with customized portfolios and other funds making up the remaining 19.3%. During 2005, net inflows were largely from U.S. clients investing in mutual fund products.

Asset flows in these products can be quite volatile, particularly in response to prevailing monetary policy. Typically, when the Federal Reserve raises rates, as it did eight times in 2005 and again in early 2006, yields on direct investments reflect the increases immediately (if not in anticipation), while money market fund yields reflect the increases more slowly. Institutional investors exploit this short-term yield differential by shifting assets out of money market funds and into direct investments.

Despite this difficult environment, BlackRock grew cash management assets during 2005. This was due to the strong performance of the Company’s products, distinctive customer service and a broad product set that includes enhanced yield strategies. Investors seeking yield enhancement have limited choices such as taking additional credit risk or investing in longer-term securities. BlackRock works directly with clients to consider these options relative to their objectives and to offer appropriate investment alternatives.

PFPC Trust Company, a subsidiary of PNC, offers securities lending agent services to its mutual fund and other custody clients as well as a number of third party lending agent clients. BlackRock manages the cash collateral generated when these clients lend the securities in their portfolios. These services are most often utilized by equity mutual funds. Accordingly, flows in these portfolios are highly sensitive to, among other things, equity market conditions. In 2005, securities lending assets decreased by $1.6 billion.

Equity

BlackRock’s equity AUM rose by $22.5 billion, or 152.2%, to $37.3 billion in 2005. In January 2005, the Company completed its acquisition of SSR. The acquisition was motivated, in part, by the opportunity to expand BlackRock’s equity platform, which we achieved by transitioning $17.1 billion of equity AUM through year end. Apart from the SSR assets, we continued to benefit from increased recognition of our equity capabilities, attracting $3.5 billion of net new business during the year.

The acquisition enabled the Company to expand the resources available to investors in the small and mid-cap growth, value and opportunities products and to add active fundamental large-cap growth, natural resources and asset allocation strategies. The Company believes that this expanded platform will better position it to serve the equity needs of both individuals and institutions. While the SSR acquisition added meaningfully to our equity platform, we did experience outflows of $1.9 billion in equities due to style and/or objective changes These outflows were within the range of our expectations for the transaction.

The Company’s equity products, which span the risk spectrum, employ either an active quantitative approach or an active fundamental approach, both of which seek to add value principally through stock selection. The former utilizes quantitative models to assess company data and predict expected returns on individual stocks and a portfolio construction process that targets “best ideas”, while carefully

Item 1.	BUSINESS (continued)

Products (continued)

Equity (continued)

controlling risks taken relative to the benchmark. The latter uses company research conducted by BlackRock’s equity analysts to develop views on individual stocks and a portfolio construction process that targets “best ideas” across all sectors, with less emphasis on deviations from the benchmark other than the applicable capitalization range. Portfolios are managed by teams that benefit from shared information and a common trading, systems, operations, administration and compliance platform.

Investment performance was strong in BlackRock’s equity businesses in 2005, as 73% or more of institutional composites outperformed their benchmarks and 68% or more of the Company’s mutual funds ranked in the top two Lipper quartiles for the one and three years ended December 31, 2005.* The turn-around of our European equity products was particularly gratifying, as the team, having maintained conviction in their investment style and process through a difficult period, once again achieved strong relative and absolute returns and attracted net new client assets. Management believes that continued strong performance, organizational stability and continuity of investment disciplines will foster further growth in equity AUM over time.

Alternative Investment Products

Alternative investment products typically seek to achieve attractive absolute returns and/or return profiles minimally correlated with the broader markets. In 2005, BlackRock expanded its alternative investment platform through both the SSR acquisition and new product development. These efforts resulted in $10.6 billion of acquired AUM and $4.0 billion in net new business across a range of capabilities during the year. Total assets managed in alternative investments increased by $17.1 billion to $25.3 billion at December 31, 2005.

As of December 31, 2005, fixed income sector specialists managed $7.6 billion of assets in collateralized debt obligation (“CDOs”), including $1.5 billion raised in three new vehicles offered during 2005. In January 2005, a team of specialists that manages asset-backed CDOs joined BlackRock through the SSR acquisition, expanding the Company’s CDO AUM and adding a new dimension to BlackRock’s structured product offerings, which also include CDOs backed by high yield, bank loans, and corporate credit default swaps.

BlackRock’s fixed income team also manages a number of alternative investment strategies using the same investment process that supports traditional bond portfolios. Fixed income alternative AUM totaled $5.5 billion at December 31, 2005. Net new business during the year was $0.8 billion, with two of the firm’s newer products, a credit-oriented hedge fund and an absolute return product targeting broad investment opportunities in global bonds, attracting strong investor interest.

Equity hedge funds and fund of hedge funds AUM totaled $2.3 billion at December 31, 2005, including $0.4 billion in net new business awarded during the year. BlackRock’s energy team, which joined from SSR, continued to achieve strong investment performance in its existing alternative products and launched a new all cap energy hedge fund in 2005. Performance was also strong in the firm’s fund of hedge funds business. Since the acquisition of BlackRock HPB Management in April 2003, BlackRock’s fund of hedge funds continues to demonstrate strong performance versus a variety of industry benchmarks and competitors. BlackRock’s core multi-manager products realized returns of 10.5% in 2005, net of all fees and expenses.* In addition, the team continued to grow during the year and add to its product set, launching an Asia Pacific fund of hedge funds.

In 2005, the Company launched BlackRock Kelso Capital Corporation, a business development company (“BlackRock Kelso”), in concert with Kelso & Company, and raised $529 million in equity capital. BlackRock Kelso draws on the extensive investment expertise of both BlackRock and senior principals of Kelso & Company, as well as the talents of an experienced group of investment professionals to provide debt and equity capital to private middle-market companies.

*	See Product Performance Notes below.

Item 1.	BUSINESS (continued)

Products (continued)

BlackRock Solutions

Since its formation, BlackRock has developed and maintained proprietary investment analytic and operating systems to support its business. These capabilities, and the intellectual capital that manages them, constitute a distinct product line, BlackRock Solutions, consisting of products and services that help institutions understand and manage the risks inherent in their financial activities. In 2005, BlackRock Solutions’ revenues from systems, risk management and outsourcing services increased by 38.5% to $111.6 million, as 29 net new assignments were added and three system implementations were started. In addition, the Advisory Services Group was retained on three strategic advisory engagements in its first full year of operations.

BlackRock Solutions’ core products consist of tools that support the investment process. These include Aladdin, an enterprise investment system which integrates risk analytics and information processing capabilities to support efficient workflow. A number of large institutions, including corporations, pension plans and financial institutions, have selected Aladdin as their investment operating system. Clients that do not require all of the functionality of the enterprise system can choose ANSER®, a Web-based analytics calculator, or the Green Package® risk reporting service. BlackRock also offers proprietary interest rate and prepayment models, typically in combination with its other tools. All of these products are offered on a service bureau basis; the Company does not sell its software.

BlackRock also provides outsourcing services that enable clients, including insurance companies, financial institutions and investment managers, to take advantage of the scale of BlackRock’s platform. These services include non-discretionary hedge management, generally offered as an add-on to risk management advisory services and executed in concert with the Company’s investment professionals. BlackRock Solutions also provides investment accounting outsourcing, typically bundled with asset management services. In addition, select BlackRock Solutions clients have extended their relationships to include ancillary outsourcing services, such as performance measurement and middle and back office trade support.

Advisory services are available to help clients address a variety of financial challenges arising from performance concerns, regulatory or accounting considerations, changing risk/return objectives, or shifting strategic priorities. Clients have engaged BlackRock Solutions to provide a wide range of strategic advisory services, including consulting on balance sheet management strategies, portfolio restructuring and business divestitures. In addition, BlackRock Solutions has been retained to provide best practices business reviews, generally pertaining to risk management processes. The Company also provides advisory services with respect to development of hedging programs, typically in conjunction with Green Package reporting and often supplemented with hedge management outsourcing.

Investors worldwide continue to focus on a variety of risk management issues and, accordingly, interest in BlackRock Solutions capabilities remains high. In addition to serving a growing list of clients in the United States, the Company was retained on its first BlackRock Solutions assignment for a Japanese client in 2005 and is in conversations with a number of other potential international clients.

Item 1.	BUSINESS (continued)

Products (continued)

Product Performance Notes

Past performance is no guarantee of future results. Mutual fund performance data is net of fees and expenses, assumes the reinvestment of dividends and capital gains distributions and reflects the performance of the Institutional Class, with the exception of the BlackRock Funds, Government Income Portfolio, which reflects the performance of the Investor A Shares class. BlackRock waives fees, without which performance would be lower. Investments in BlackRock Funds and BlackRock Liquidity Funds are neither insured nor guaranteed by the U.S. government. Relative peer group performance is based on quartiles from Lipper Inc. Lipper rankings are based on total returns with dividends and distributions reinvested and do not reflect sales charges. Funds with returns among the top 25% of a peer group of funds with comparable objectives are in the first quartile and funds with returns in the next 25% of a peer group are in the second quartile. Some funds have less than three years of performance.

Fixed Income Portfolios of BlackRock Funds: The Core Bond Total Return, Core PLUS Total Return, Intermediate PLUS Bond and the Managed Income Portfolios are in the Intermediate Investment Grade Debt Lipper peer group. The Low Duration Bond and Enhanced Income Portfolios are in the Short Investment Grade Debt Lipper peer group. The Intermediate Bond Portfolio is in the Short-Intermediate Investment Grade Debt Lipper peer group. The High Yield Bond and Government Income Portfolios are in the High Current Yield and General U.S. Government Lipper peer groups, respectively. The Intermediate Government Bond and GNMA Portfolios are in the Intermediate U.S. Government and GNMA Lipper peer groups, respectively.

Equity Portfolios of BlackRock Funds: The Mid-Cap Growth Equity and Asset Allocation Portfolios are in the Mid-Cap Growth and Flexible Portfolio Lipper peer groups, respectively. The Investment Trust and Index Equity Portfolios are in the Large Cap Core and S&P 500 Index Objective Lipper peer groups, respectively. The Small/Mid-Cap Growth and Mid-Cap Value Equity Portfolios are in the Small Cap Growth and Mid-Cap Value Lipper peer groups, respectively. The Large Cap Value and Small Cap Value Equity Portfolios are in the Multi-Cap Value and Small Cap Value Lipper peer groups, respectively. The Small Cap Core and Small Cap Growth Equity Portfolios are in the Small Cap Core Lipper peer group. The Health Sciences Portfolio is in the Health/Biotechnology Lipper peer group. The International Opportunities and Legacy Portfolios are in the International Small/Mid-Cap Growth and Large Cap Growth Lipper peer groups, respectively. The Global Resources Portfolio is in the Natural Resources Lipper peer group. The U.S. Opportunities and Global Science and Technology Opportunities Portfolios are in the Mid-Cap Core and Science & Technology Lipper peer groups, respectively.

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

Composites Performance: Investment performance does not reflect the deduction of advisory fees and other expenses, which will reduce performance results and the return to investors. All performance results assume reinvestment of dividends, interest and/or capital gains. BlackRock is the source of benchmark data for composites. Some BlackRock composites have less than three years of performance.

Item 1.	BUSINESS (continued)

Clients

BlackRock serves a diverse base of institutional and individual investors globally. Products are offered both directly and through financial intermediaries. BlackRock seeks to distinguish itself by going beyond the traditional asset manager or financial system vendor relationship. The Company works with clients to help them solve problems. These problems can be relatively straightforward, such as wanting to add or change exposure to a segment of the capital markets, or more complex, such as reengineering workflow processes or evaluating strategic financial management alternatives.

In 2005, clients turned to BlackRock for a variety of services. In investment management, the Company was awarded $50.2 billion of net new business. Over 265 clients have retained BlackRock for multiple assignments. During the year, the Company was also retained on 32 net new investment system, advisory and outsourcing assignments. While certain of these mandates were expansions of existing relationships, many of these mandates were from new clients.

Growing Global Presence

BlackRock continues to benefit from increasing global recognition of its capabilities and expanded resources internationally. During the year, the Company was awarded $23.0 billion of net new business from more than 200 clients in 43 countries, bringing total assets managed for non-U.S. clients to $100.8 billion at December 31, 2005. Net new business from non-U.S. clients included growth in assets managed for clients based in North America (excluding the U.S.), Europe, the Middle East and Asia totaling $11.1 billion, $6.3 billion, $3.4 billion and $2.3 billion, respectively. The Company’s strategic alliances in Japan and Australia also continued to expand. Non-U.S. clients are generally served through offices in New York, Edinburgh, Hong Kong, Munich, Tokyo, Singapore, Sydney and a new presence in London that will be expanded in 2006

BlackRock continues to build its asset base for U.S. investors as well. In 2005, net new business from U.S. clients totaled $27.1 billion across a wide range of products, increasing total assets managed for domestic investors to $351.8 billion at year-end. New business efforts encompass direct calling on institutional investors and their consultants, as well as wholesale distribution of open-end and closed-end mutual funds through broker dealers and other financial intermediaries. The wholesale distribution group was substantially expanded through the SSR acquisition to nearly 100 professionals. The professionals serving these clients are primarily based in the Company’s New York, Boston, Florham Park (New Jersey), San Francisco and Wilmington (Delaware) offices.

Diverse Clientele Worldwide

During the year, BlackRock had positive net new business in each of its client channels. Assets managed for tax-exempt institutions, including defined benefit and defined contribution pension plans, foundations, endowments and other non-profit organizations, increased 43.2% to $182.8 billion at December 31, 2005. For the year, net new business from these investors totaled $12.8 billion. BlackRock works with pension plan sponsors and their consultants to address changing asset allocation strategies and to consider appropriate investment opportunities. These clients increasingly demonstrate a preference for more services from fewer managers, and management believes BlackRock can benefit from this trend. In addition, a more robust mutual fund family should be of interest to defined contribution plans and smaller institutional investors, while expanded alternative investment offerings are expected to have appeal to foundations and endowments. These areas represent potential sources of future growth for BlackRock.

AUM for taxable institutions worldwide increased 34.4% during 2005 to $143.6 billion at year-end 2005, driven by $29.0 billion in net new business during the year. The Company offers comprehensive services to insurance companies, including asset management services, risk management and accounting services. These capabilities are equally applicable to other financial institutions, which have begun seeking advice and outsourcing as a means of solving their investment challenges in a period of low yields and a flatter yield curve. At year-end 2005, we were working with 21 of our financial institutions clients to help meet their needs by utilizing both investment management and BlackRock Solutions services. The ability to bundle our capabilities differentiates BlackRock, and we believe will continue to support increased market penetration.

Item 1.	BUSINESS (continued)

Clients (continued)

AUM flows from institutional cash management investors were strong, despite continued Federal Reserve rate tightening in 2005. At year-end, AUM in institutional cash management products was $83.0 billion, up 10.6% from December 31, 2004. New business efforts produced $8.8 billion of net inflows in all products other than securities lending portfolios, which experienced $1.6 billion of net outflows. BlackRock continually seeks ways to provide innovative cash management solutions to clients. In 2005, these efforts focused on helping clients identify opportunities to more profitably invest in a low rate environment, while assuming little additional risk. BlackRock is also frequently commended for its flexible and responsive client service, which is conducted through its call center and online account management tools. Management believes that these efforts, together with competitive yields on the Company’s products, will enable BlackRock to better withstand volatility in asset flows, continue to build its client base and increase market share over time.

BlackRock’s private client business works closely with financial intermediaries and advisers to offer its open-end mutual fund family, BlackRock Funds, and to develop closed-end funds that enable individual investors to capitalize on market opportunities, and more recently to offer separately managed accounts for clients who require tailored portfolios. Expanding the scale and scope of mutual fund activities was one of the key strategies underlying BlackRock’s acquisition of SSR. In January 2005, the Company merged SSR’s open-end funds into BlackRock Funds, creating a broader product line-up and more than doubling distribution and shareholder servicing resources.

Following the closing, we experienced $0.9 billion of net outflows in open-end funds that had a manager, style or objective change at the time of the SSR closing. These outflows were within the range of our expectations. Across all other funds, we achieved net inflows of $2.0 billion. Specifically, we added $2.2 billion of net assets through the successful offering of four new closed-end funds. New business results in the rest of our open-end fund family were weaker than we had hoped for, although sales trends improved throughout the year as we began to benefit from expanded resources and strong performance. At year-end, private client assets totaled $43.3 billion, up 34.7% from December 31, 2004. While scale remains a key concern given increased costs in mutual fund sponsorship and management, we believe that the investments we made last year to expand our private client effort will enhance our ability to achieve organic growth in the future.

Competition

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, investment style and discipline, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service. BlackRock has succeeded in growing aggregate AUM and management believes that the Company will continue to do so by focusing on strong investment performance and client service and by developing new products and new distribution capabilities. Many of the Company’s competitors, however, have greater financial or marketing resources and better brand name recognition than BlackRock. These factors may place BlackRock at a competitive disadvantage, and there can be no assurance that the Company’s strategies and efforts to maintain its existing AUM and attract new business will be successful.

Employees

At December 31, 2005, BlackRock had a total of 2,151 employees, including 399 real estate employees whose salaries are fully reimbursed. Of this number, 1,566 represent full-time professionals, including 209 professionals in the portfolio management group, 367 professionals in the separate account and funds marketing and client service areas, 439 professionals in BlackRock Solutions, 140 professionals in the real estate areas and 411 professionals in executive, administrative and support functions.

Item 1.	BUSINESS (continued)

Regulation

Virtually all aspects of BlackRock’s U.S. business are subject to various federal and state laws and regulations, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, stockholders of registered investment companies, PNC’s bank subsidiaries and their customers. Under these laws and regulations, agencies that regulate investment advisers and bank holding companies and their subsidiaries, such as BlackRock and its subsidiaries, have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

BlackRock’s subsidiaries are subject to regulation, primarily at the federal level, by the Securities and Exchange Commission (“SEC”), the Department of Labor, the Board of Governors of the Federal Reserve System (“FRB”), the Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies.

The Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping requirements, operational requirements, marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940, as amended (the “Investment Company Act”), imposes similar obligations, as well as detailed operational requirements, on investment advisers, such as BlackRock, to registered investment companies. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations.

BlackRock’s subsidiaries are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.

Two of BlackRock’s subsidiaries are registered as commodity pool operators with the CFTC and the National Futures Association (“NFA”) and one of those subsidiaries is also registered as a commodity trading adviser. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments in which certain BlackRock clients may invest. Two of BlackRock’s other subsidiaries are registered with the SEC as broker-dealers and are member-firms of the National Association of Securities Dealers, Inc. (“NASD”). Each broker-dealer’s respective NASD membership agreement limits its permitted activities to the sale of investment company securities and certain private placements of securities, and, in the case of BlackRock Investments, Inc., certain investment banking and financial consulting activities. Although both broker-dealers have limited business activities, they are both subject to the customer dealing, reporting and other requirements of the NASD, as well as the net capital and other requirements of the SEC.

BlackRock’s international operations are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. As BlackRock has expanded its international business, a number of its subsidiaries and international operations have become subject to regulatory systems comparable to those affecting its operations in the United States. BlackRock’s international subsidiaries are subject to periodic examination by these regulatory agencies and have developed comprehensive compliance systems in order to satisfy applicable regulatory requirements. The failure to comply with the applicable regulatory frameworks could have a material adverse effect on BlackRock.

Item 1.	BUSINESS (continued)

Regulation (continued)

PNC is a bank holding company and, as discussed below, is also a “financial holding company” regulated by the FRB. As a subsidiary of PNC, BlackRock is subject to most banking laws, regulations, and orders that are applicable to PNC, and therefore to the supervision, regulation and examination of the FRB, as well as the SEC. The FRB has broad enforcement authority over PNC and its subsidiaries, including the power to prohibit PNC or any subsidiary from engaging in any activity that, in the FRB’s opinion, constitutes an unsafe or unsound practice in conducting its business, and to impose substantial fines and other penalties. Supervision and regulation of PNC and its subsidiaries are intended primarily for the protection of PNC’s banking subsidiaries, depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole, not for the protection of stockholders or creditors of national banks or their subsidiaries.

Because BlackRock is a subsidiary of PNC, a regulated financial services firm, PNC’s relationships and good standing with its regulators are important to the conduct of the Company’s business. The FRB, SEC and other domestic and foreign regulators have broad enforcement powers and powers to approve, deny or refuse to act upon applications or notices of PNC or its subsidiaries to conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, PNC and its bank subsidiaries are subject to examination by various regulators, which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of BlackRock’s businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liabilities and various other factors. An examination downgrade by any of the federal bank regulators of PNC or its subsidiaries potentially can result in the imposition of limitations on certain BlackRock activities and on its growth.

As a subsidiary of PNC, BlackRock may not conduct new activities, establish a subsidiary, or acquire the stock or assets of another company unless the activity, subsidiary, stock or assets involve a business authorized for a financial holding company. Under the provisions of the Bank Holding Company Act, a non-bank subsidiary of a financial holding company may engage in insurance underwriting, insurance investment and merchant banking activities, as well as other permissible financial activities, including investment management. With respect to most non-U.S. activities or investments, BlackRock must provide notice to, and/or obtain the approval of the FRB. The FRB will approve only those activities that are usual in connection with the transaction of the business of banking or other financial operations outside of the United States. Investment management firms with which BlackRock competes commonly invest in investment companies and private investment funds to which they provide services. BlackRock may invest in investment companies and private investment funds to which it provides advisory, administrative or other services, to the extent consistent with applicable law and regulatory interpretations, including applicable banking laws. BlackRock’s current domestic and overseas activities are permissible for a financial holding company.

Pursuant to the Gramm-Leach-Bliley Act (the “GLB Act”), a qualifying bank holding company may become a financial holding company and engage in a broad range of financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is “well capitalized,” is “well managed” and has at least a satisfactory rating under the Community Reinvestment Act. PNC became a financial holding company as of March 13, 2000.

The FRB is the “umbrella” supervisor for financial holding companies. In addition, the financial holding company’s operating entities, such as its subsidiary broker-dealers, investment managers, investment companies, banks and other regulated institutions, are also subject to the jurisdiction of various state and federal “functional” regulators.

Under federal law, PNC banks and their subsidiaries generally may not engage in transactions with PNC or its non-bank subsidiaries, except on terms and under circumstances that are substantially the same as those prevailing for comparable transactions involving non-affiliated companies, or, in the absence of comparable transactions, that in good faith would be offered to, or would apply to, unaffiliated companies.

Item 1.	BUSINESS (continued)

Regulation (continued)

In addition, certain transactions, including loans and other extensions of credit, guarantees, investments and asset purchases between PNC subsidiary banks and their subsidiaries, on the one hand, and PNC and its non-bank subsidiaries, including BlackRock, on the other hand, are limited to 10% of a PNC subsidiary bank’s capital and loan loss reserve allowance for transactions with a single company and to 20% of a PNC subsidiary bank’s capital and loan loss reserve allowance for aggregate transactions with PNC and all its non-bank subsidiaries and other affiliates. In certain circumstances, federal regulatory authorities may impose more restrictive limitations. Such extensions of credit, with limited exceptions, must be fully collateralized. These affiliate transaction restrictions also apply, in some cases, to loans or other transactions between a PNC subsidiary bank, on the one hand, and investment funds advised by BlackRock, on the other.

The FDIC could be appointed as conservator or receiver of PNC Bank if the bank were to become insolvent or if other conditions or events were to occur. The FDIC also would have the authority to repudiate contracts by a PNC subsidiary bank, including servicing or other contracts with BlackRock, at any time within 180 days of its appointment as conservator or receiver, and would be obligated to pay BlackRock only “actual direct compensatory damages,” not including damages for lost profits or opportunity, as of the date of conservatorship or receivership as a result of such repudiation. The FDIC also could disregard, without paying damages, any contract that tended to diminish or defeat the FDIC’s interest in any PNC subsidiary bank asset if the contract were not:

•	In writing;

•	Executed by a PNC subsidiary bank and BlackRock contemporaneously with the acquisition of the asset by a PNC subsidiary bank;

•	Approved by the Board of Directors of PNC Bank or its loan committee with the approval reflected in the minutes of the board or committee; and

•	Continuously, from the time of its execution, an official record of PNC Bank.

In addition, the FDIC could obtain a stay of up to 90 days of any judicial action or proceeding involving a PNC subsidiary bank and could require BlackRock to exhaust its remedies under FDIC claims procedures before pursuing any available judicial remedy.

PNC’s bank subsidiaries are subject to “cross-guarantee” provisions under federal law, which provide that if one of these banks or thrifts fails or requires FDIC assistance, the FDIC may assess a “commonly controlled” bank or thrift for the estimated losses suffered by the FDIC. PNC currently has two banking subsidiaries. The FDIC’s claim is superior to the claims of affiliates, such as BlackRock, and of shareholders of the banks. At December 31, 2005, both of PNC’s bank subsidiaries exceeded the required ratios for classification as “well capitalized” under statutory and regulatory standards.

BlackRock is subject to the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain financial institutions. The Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. BlackRock has established policies and procedures designed to ensure compliance with the USA PATRIOT Act and related regulations.

Item 1.	BUSINESS (continued)

Regulation (continued)

Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of BlackRock. The profitability of BlackRock also could be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In addition, the SEC and other governmental agencies recently have been investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been passed in Congress, the effect of which will further regulate the mutual fund industry and impose on BlackRock additional compliance obligations and costs for fulfilling such obligations.

The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the above discussion is general in nature and does not purport to be complete.

Available Information

BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. BlackRock makes available free-of–charge, on or through its website at http://www.blackrock.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company also makes available on its website the charters for the Audit, Compensation and Nominating Committees of the Board of Directors, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Further, BlackRock will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as well as the committee charters, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Requests for copies should be addressed to Investor Relations, BlackRock, Inc., 40 East 52nd Street, New York, New York 10022. Investors may read and copy any document BlackRock files at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A.	RISK FACTORS

Risk Factors

As a leading investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. As previously discussed in this report, risk management is considered to be of paramount importance to BlackRock’s day-to-day operations. Consequently, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including investments in personnel and technology.

Item 1A.	RISK FACTORS (continued)

Business-Related Risks

Change in the securities markets could lead to a decline in revenues

BlackRock’s investment management revenues are comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. A decline in the prices of stocks or bonds could cause revenues to decline because of lower investment management fees by:

•	causing the value of AUM to decrease;

•	causing the returns realized on AUM to decrease;

•	causing clients to withdraw funds in favor of investments in markets that they perceive to offer greater opportunity and that the Company does not serve; and

•	causing clients to rebalance assets away from investments that BlackRock manages into investments that BlackRock does not manage.

Poor investment performance could lead to the loss of clients and a decline in revenues

Management believes that investment performance is one of the most important factors for the growth of AUM. Poor investment performance relative to the portfolio benchmarks and to competitors could impair BlackRock’s revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment fees;

•	the Company’s ability to attract funds from existing and new clients might diminish;

•	the Company might earn minimal or no performance fees; and

•	the value of certain seed investments the Company makes in its funds, as well as investments in other securities, may decline.

Loss of key employees could lead to the loss of clients and a decline in revenues

The ability of BlackRock to attract and retain quality personnel has contributed significantly to its growth and success and is important to attracting and retaining clients. The market for qualified fund managers, investment analysts, financial advisers and other professionals is competitive. There can be no assurance that BlackRock will be successful in its efforts to recruit and retain the required personnel. The Company has encouraged the continued retention of executives and other key personnel through measures such as providing deferred compensation and competitive annual and long-term compensation arrangements and, in the case of the Company’s Chairman and Chief Executive Officer, an employment agreement. However, there can be no assurance that the Company will be successful in retaining all key personnel. Loss of a significant number of key personnel could have an adverse effect on the Company.

Loss of significant separate accounts could decrease revenues

BlackRock had approximately 600 separate account clients on December 31, 2005, of which the five largest generated approximately 12.6% of total revenues for the year ended December 31, 2005. Clients may terminate investment management contracts or withdraw funds on short notice. A change of control of BlackRock or PNC may require re-approval by registered investment companies of their investment management contracts. Loss of any of these accounts could reduce revenues. The Company has, from time to time, lost separate accounts and could, in the future, lose accounts under various circumstances, such as adverse market conditions or poor performance.

Item 1A.	RISK FACTORS (continued)

Business-Related Risks (continued)

Competitive fee pressures could reduce revenues and profit margins

The investment management business is highly competitive and has relatively low barriers to entry. To the extent that BlackRock is forced to compete on the basis of price, it may not be able to maintain its current fee structure. Fee reductions on existing or future new business could cause revenues and profit margins to decline.

Performance fees may increase earnings volatility, which could decrease BlackRock’s stock price

A portion of BlackRock’s revenues are derived from performance fees on investment and risk management advisory assignments. In most cases, performance fees are based on investment returns, although in some cases they are based on achieving specific service standards. Generally, the Company is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, performance fees for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. Performance fees will vary from period to period in relation to volatility in investment returns, causing earnings to be more volatile than if assets were not managed on a performance fee basis. The volatility in earnings may decrease BlackRock’s stock price. Performance fees represented $168.0 million, or 14.1%, of total revenue for the year ended December 31, 2005.

BlackRock’s transaction with Merrill Lynch Investment Managers is subject to various regulatory approvals, client consents, approval by BlackRock shareholders and other customary closing conditions prior to consummation.

On February 15, 2006, the Company and two of its wholly-owned subsidiaries entered into an agreement with Merrill Lynch & Co., Inc. pursuant to which Merrill Lynch will contribute its investment management business, Merrill Lynch Investment Managers, to the Company. The combined Company would be one of the world’s largest asset management firms with nearly $1 trillion in AUM, over 4,500 employees in 18 countries and a major presence in most key markets, including the United States, the United Kingdom, Asia, Australia, the Middle East and Europe. Merrill Lynch would own approximately 49% (but in any event, not more than 49.8%) of the combined Company, including a 45% voting interest, PNC would maintain approximately 34% ownership share in the combined Company and the remainder would be held by employees and public shareholders. The transaction, which has been approved by the boards of directors of BlackRock and Merrill Lynch, is subject to various regulatory approvals, client consents, approval by BlackRock shareholders and other customary closing conditions and is expected to close on or around September 30, 2006. If the necessary approvals are not met by the contractual deadline of January 31, 2007, the transaction may not be completed, which could cause the Company’s earnings or stock price to decline.

BlackRock’s corporate or acquisition strategies may decrease earnings and harm the Company’s competitive position

BlackRock employs a variety of strategies intended to enhance earnings and expand product offerings in order to improve profit margins. These strategies have included smaller-sized lift-outs of investment teams and acquisitions of investment management businesses, such as the Merrill Lynch Investment Managers transaction discussed above. In general, these strategies may not be effective and failure to successfully develop and implement these strategies may decrease earnings and harm the Company’s competitive position in the investment management industry. In the event BlackRock pursues meaningful acquisitions, it may not be able to find suitable businesses to acquire at acceptable prices and it may not be able to successfully integrate or realize the intended benefits from these acquisitions.

Failure to maintain adequate infrastructure could impede BlackRock’s ability to support business growth

BlackRock continues to experience significant growth in its business activities. The Company must maintain adequate infrastructure to support this growth, including technological capacity, data centers, backup facilities and sufficient space for expanding staff levels. The failure to maintain an infrastructure commensurate with the Company’s expansion could impede BlackRock’s growth, which could cause the Company’s earnings or stock price to decline.

Item 1A.	RISK FACTORS (continued)

Business-Related Risks (continued)

Failure to comply with government regulations could result in fines or temporary or permanent prohibitions on business activities, which could cause the Company’s earnings or stock price to decline

The Company’s business is subject to extensive regulation in the United States and certain of its activities are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. Recently, the SEC and other governmental agencies have been investigating the mutual fund industry. The SEC has adopted and proposed various rules, and legislation has been passed in Congress, the effect of which will further regulate the mutual fund industry and impose on BlackRock additional compliance obligations and costs for fulfilling such obligations. Violation of applicable laws or regulations could result in fines, temporary or permanent prohibition of the engagement in certain activities, reputational harm, suspensions of personnel or revocation of their licenses, suspension or termination of investment adviser or broker-dealer registrations, or other sanctions, which could cause the Company’s earnings or stock price to decline.

Certain of BlackRock’s subsidiaries are registered with the SEC under the Investment Advisers Act and the Company’s mutual funds are registered with the SEC under the Investment Company Act. The Investment Advisers Act imposes numerous obligations and fiduciary duties on registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on investment advisers to registered investment companies. The failure of any of the Company’s subsidiaries to comply with the Investment Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations of either of these acts, including censure, termination of an investment adviser’s registration or prohibition to serve as adviser to SEC-registered funds and could lead to litigation by investors in those funds or harm to BlackRock’s reputation, any of which could cause the Company’s earnings or stock price to decline.

Failure to maintain BlackRock’s technological advantage could lead to a loss of clients and a decline in revenues

A key element to the Company’s continued success is the ability to maintain its technological advantage both in terms of operational efficiency and in providing the sophisticated risk analytics incorporated into BlackRock’s operating systems that support investment advisory and BlackRock Solutions clients. Moreover, the Company’s technological and software advantage is dependent on a number of third parties who provide BlackRock with various types of data. The failure of these third parties to provide such data or software could result in operational difficulties and adversely impact BlackRock’s ability to provide services to BlackRock Solutions clients. There can be no assurance that the Company will be able to maintain this technological advantage or be able to effectively protect and enforce its intellectual property rights in these systems and processes.

BlackRock has become subject to an increased risk of asset volatility from changes in the global financial and equity markets

BlackRock has become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets due to the continuing threat of terrorism and the recent reports of accounting irregularities at certain public companies. Declines in these markets have caused in the past, and could cause in the future, a decline in revenue and net income.

Item 1A.	RISK FACTORS (continued)

Business-Related Risks (continued)

BlackRock’s expansion into international markets increases its operational and other risks

As BlackRock continues to expand its business activities internationally, the Company faces increased operational, regulatory, reputational and foreign exchange rate risk. The failure of BlackRock’s systems of internal control to properly mitigate such additional risks, or of its operating infrastructure to support such international expansion, could result in operational failures and regulatory fines or sanctions, which could cause the Company’s earnings or stock price to decline.

Failure to implement effective information security policies, procedures and capabilities could disrupt operations and cause financial losses that could result in a decrease in the Company’s earnings or stock price

BlackRock is dependent on the effectiveness of its information security policies, procedures and capabilities to protect its computer and telecommunications systems, and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack or a virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in the Company’s earnings or stock price.

Failure to comply with client contractual requirements and/or guidelines could result in damage awards against us and loss of revenues due to client terminations, both of which could cause the Company’s earnings or stock price to decline

When clients retain BlackRock to manage assets or provide products or services on their behalf, they specify guidelines or contractual requirements that the Company is required to observe in the provision of its services. A failure to comply with these guidelines or contractual requirements could result in damage to BlackRock’s reputation or to the client seeking to recover losses, reducing its assets under investment or risk management, or terminating its contract, any of which could cause the Company’s earnings or stock price to decline.

Failure to comply with ERISA regulations could result in penalties and cause the Company’s earnings or stock price to decline

BlackRock’s asset management subsidiaries are subject to ERISA and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. The failure of any of the Company’s subsidiaries to comply with these requirements could result in significant penalties that could reduce earnings or cause the Company’s stock price to decline.

Concentration of PNC-related assets in total assets under management could result in loss of revenue if the PNC-related assets are withdrawn by PNC or PNC-related accounts

Approximately 6.2% ($28.3 billion) of total AUM at December 31, 2005 represents assets related to PNC. PNC or PNC-related accounts generated $63.9 million, or 5.4%, of total revenue for the year ended December 31, 2005. PNC or PNC-related accounts may withdraw these assets at any time and the Company may not be able to replace them. In addition, BlackRock may not be successful in increasing sales through PNC channels and PNC may decide not to continue using or making available the Company’s products.

Item 1A.	RISK FACTORS (continued)

PNC-Related Risks

The Company’s largest stockholder, PNC, controls a majority of the outstanding voting power of common stock, and other stockholders will be unable to affect the outcome of stockholder voting while PNC remains the majority stockholder.

Four of the Company’s 13 directors are directors and/or executive officers of PNC and, as of December 31, 2005, PNC indirectly owned approximately 70% of BlackRock’s outstanding common stock, representing approximately 85% of the combined voting power of all classes of voting stock. As long as PNC owns a majority of the voting power of BlackRock’s common stock, PNC will be able to elect the entire Board of Directors and to remove any director, with or without cause, and generally to determine the outcome of all corporate actions requiring stockholder approval. Additionally, the Company’s amended and restated bylaws provide that, subject to applicable law and rules of the New York Stock Exchange (“NYSE”), prior to the date on which PNC or another person beneficially owns less than a majority of the voting power of common stock, a majority of all directors on the committees of the Board of Directors will be designated by PNC or such other person. As a result, subject to the power of executive management to manage day-to-day operations, PNC will be in a position to continue to control all matters affecting the Company, including:

•	the composition of the Board of Directors and, through it, any determination with respect to the Company’s direction and policies, including the appointment and removal of officers;

•	any determination with respect to mergers or other business combinations;

•	the acquisition or disposition of assets;

•	future issuances of common stock or other securities;

•	the incurrence of debt;

•	amendments, waivers and modifications to agreements, including those with PNC;

•	the payment of dividends on common stock; and

•	determinations with respect to the treatment of items in the Company’s tax returns that are consolidated or combined with PNC’s tax returns.

Banking regulation of PNC and BlackRock limits business activities and the types of businesses in which the Company may engage

Effective January 18, 2005, PNC’s ownership in BlackRock was transferred to PNC Bancorp, Inc. The transfer was effected primarily to give BlackRock more operating flexibility, particularly in anticipation of its acquisition of SSR. Because PNC is a bank holding company and BlackRock is a subsidiary of PNC, the Company is subject to general banking regulations that limit its activities and the types of businesses in which it may engage. Banking regulations may put BlackRock at a competitive disadvantage because most competitors are not subject to these limitations. As a PNC subsidiary, the Company is subject to the supervision, regulation and examination of the FRB. BlackRock is also subject to the broad enforcement authority of the FRB, including the FRB’s power to prohibit the Company from engaging in any activity that, in the FRB’s opinion, constitutes an unsafe or unsound practice in conducting its business. The FRB also may impose substantial fines and other penalties for violations of applicable banking regulations.

BlackRock could lose existing executive, senior management or investment contracts if there is a change of control of PNC or BlackRock

Upon a change of control of PNC or BlackRock, PNC, BlackRock, or any successor to PNC or BlackRock, may be required to offer to purchase the capital stock held by employee and public stockholders. Upon a change of control of PNC or BlackRock, existing management may leave and new management could be appointed. In addition, in the event of such a change of control of PNC or BlackRock, the boards of registered investment companies will have to re-approve the Company’s investment management contracts. Moreover, BlackRock’s advisory clients must consent to such change of control or may choose to terminate their agreements.

The foregoing risks are not exhaustive and new risks may emerge that affect BlackRock’s businesses. It is impossible for management to predict such future risks, and, therefore, forward-looking statements should not be relied upon as a prediction of future results.

Item 2.	PROPERTIES

BlackRock’s principal office, which is leased, is located at 40 East 52nd Street, New York, New York. BlackRock also leases office space in New York City at 55 East 52nd Street, as well as in Boston, Chicago, Edinburgh, Florham Park (New Jersey), Hong Kong, Munich, San Francisco, Singapore, Sydney and Tokyo and owns an 84,500 square foot office building in Wilmington (Delaware).

Item 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of BlackRock’s security holders during the fourth quarter of the year ended December 31, 2005.

Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BlackRock’s class A common stock is listed on the NYSE and is traded under the symbol “BLK.” BlackRock’s class B common stock is not included for listing or quotation on any established market. At the close of business on January 31, 2006, there were 590 class A common stockholders of record and 42 class B common stockholders of record. Class A common shareholders include institutional or omnibus accounts that hold common stock for multiple underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing price and dividends paid per share for the class A common stock as reported on the NYSE:

	Stock Price Ranges		Closing Price	Dividends Paid
	High	Low
2005
First Quarter	$82.45	$73.64	$74.93	$0.30
Second Quarter	$80.52	$69.38	$80.45	$0.30
Third Quarter	$89.29	$79.87	$88.62	$0.30
Fourth Quarter	$113.87	$83.01	$108.48	$0.30

2004
First Quarter	$62.34	$53.03	$61.17	$0.25
Second Quarter	$66.93	$57.80	$63.83	$0.25
Third Quarter	$76.00	$60.66	$73.49	$0.25
Fourth Quarter	$78.24	$68.83	$77.26	$0.25

On February 17, 2006, the Board of Directors declared a quarterly cash dividend of $0.42 per share of common stock to shareholders of record at the close of business on March 7, 2006. The dividend is payable March 23, 2006.

BlackRock’s closing stock price as of February 28, 2006 was $142.10

Dividends

The declaration and payment of dividends by BlackRock are subject to the discretion of the Board of Directors. BlackRock is a holding company and, as such, the ability to pay dividends is subject to the ability of its subsidiaries to distribute cash. The Board of Directors will determine future dividend policy based on BlackRock’s results of operations, financial condition, capital requirements and other circumstances. In addition, because BlackRock is a consolidated subsidiary of PNC, federal restrictions on payments of dividends by PNC might be applied to BlackRock (see Item 1 Business-Regulation).

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities

During the three months ended December 31, 2005, the Company made the following purchases of its equity securities, which are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2005 through October 31, 2005	1,623	[2]	$88.62	—	180,825
November 1, 2005 through November 30, 2005	—		—	—	180,825
December 1, 2005 through December 31, 2005	40,303	[2]	$112.82	—	180,825

Total	41,926		$111.88	—

[1]	On January 21, 2004, the Company announced a two million share repurchase program with no stated expiration date.
[2]	Represents purchases made by the Company to satisfy income tax withholding obligations of certain employees.

Recent Sales of Unregistered Securities

On February 23, 2005, BlackRock issued an aggregate principal amount of $250.0 million of 2.625% Convertible Debentures due 2035 (the “Debentures”) resulting in net proceeds of $245.0 million. Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC acted as initial purchasers and received an aggregate discount of $5.0 million. The Debentures were sold to qualified institutional buyers pursuant to Section 144A of the Securities Act. The proceeds from the sale of the Debentures were used to repay a $150.0 million promissory note which funded a portion of the purchase price for the SSR acquisition and for general corporate purposes.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Recent Sales of Unregistered Securities (continued)

Prior to February 15, 2009, the Debentures may be convertible at the option of the holder at an initial conversion rate of 9.7282 shares of common stock per $1,000 principal amount of Debentures, subject to adjustment as provided below. The Debentures will be convertible into cash and, in some situations as described below, additional shares of the Company’s class A common stock, during the five business day period after any five consecutive trading day period in which the trading price per debenture for each day of such period is less than 103% of the product of the last reported sale price of the class A common stock of the Company and the conversion rate of the Debentures on each such day or upon the occurrence of certain other corporate events, such as a distribution to the holders of class A common stock of certain rights, assets or debt securities, if the Company becomes party to a merger, consolidation or transfer of all, or substantially all, of its assets, or if a change of control of the Company occurs. On and after February 15, 2009, the Debentures will be convertible at any time prior to maturity at the option of the holder into cash and, in some situations as described below, additional shares of the Company’s class A common stock at the above initial conversion rate, subject to adjustments. As a result of the agreement with Merrill Lynch, holders of the Company’s Debentures may have the right to convert their Debentures at any time from and after the date which is 15 days prior to the anticipated effective date of the contemplated transaction with Merrill Lynch until 15 days after the actual date of such transaction.

At the time Debentures are tendered for conversion, for each $1,000 principal amount of Debentures converted, a holder will be entitled to receive cash and shares of class A common stock, if any, the aggregate value of which (the “conversion value”) will be determined by multiplying the applicable conversion rate by the average of the daily volume weighted average price of class A common stock for each of the ten consecutive trading days beginning on the second trading day immediately following the day the Debentures are tendered for conversion (the “ten day weighted average price”). The Company will deliver the conversion value to holders as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the aggregate conversion value of the Debentures to be converted and (b) the aggregate principal amount of the Debentures to be converted, and (2) if the aggregate conversion value of the Debentures to be converted is greater than the principal return, an amount in shares (the “net shares”), determined as set forth below, equal to such aggregate conversion value less the principal return (the “net share amount”). The number of net shares to be paid will be determined by dividing the net share amount by the ten day weighted average price. In lieu of delivering fractional shares, the Company will deliver cash based on the ten day weighted average price.

The conversion rate for the Debentures is subject to adjustments upon the occurrence of certain corporate events, such as a change of control of the Company, an increase in the Company’s quarterly dividend greater than $0.30 per share, the issuance of certain rights or warrants to holders of, or subdivisions on, the class A common stock, a distribution of assets or indebtedness to holders of class A common stock or a tender offer on the class A common stock. The conversion rate adjustments vary depending upon the specific corporate event necessitating the adjustment and serve to ensure that the economic rights of the Debentures are preserved in such event.

If certain transactions that constitute a change of control occur on or prior to February 15, 2010, under certain circumstances, the Company will provide for a make-whole amount by increasing, for a certain time period, the conversion rate by a number of additional shares of class A common stock for conversions of Debentures in connection with such transactions. The amount of additional shares will be determined based on the price paid per share of class A common stock in the transaction constituting a change of control and the effective date of such transaction. However, if such transaction constitutes a public acquirer change of control, the Company may elect to issue shares of the acquiring company rather than BlackRock shares.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data presented below has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of BlackRock and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this filing. Prior year data reflects certain reclassifications to conform with the current year presentation.

	Year Ended December 31,
(Dollar amounts in thousands, except per share data)	2005	2004	2003	2002	2001
Income statement data
Revenue
Investment advisory and administration fees:
Separate accounts	$705,306	$412,674	$322,556	$306,951	$278,126
Mutual funds	313,066	220,949	206,136	212,214	217,361

Total investment advisory and administration fees	1,018,372	633,623	528,692	519,165	495,487
Other income	173,014	91,688	69,520	57,812	37,657

Total revenue	1,191,386	725,311	598,212	576,977	533,144

Expense
Employee compensation and benefits	595,618	391,138	228,905	230,634	215,118
Fund administration and servicing costs	42,872	32,593	32,773	41,779	60,829
General and administration	204,850	128,738	107,333	88,601	76,567
Amortization of intangible assets [1]	7,505	947	925	824	10,454
Impairment of intangible assets [2]	—	6,097	—	—	—

Total expense	850,845	559,513	369,936	361,838	362,968

Operating income	340,541	165,798	228,276	215,139	170,176

Non-operating income (expense)
Investment income	43,138	35,475	23,346	9,492	11,576
Interest expense	(7,924)	(835)	(720)	(683)	(761)

	35,214	34,640	22,626	8,809	10,815

Income before income taxes and minority interest	375,755	200,438	250,902	223,948	180,991
Income taxes	138,558	52,264	95,247	90,699	73,557

Income before minority interest	237,197	148,174	155,655	133,249	107,434
Minority interest	3,289	5,033	253	—	—

Net income	$233,908	$143,141	$155,402	$133,249	$107,434

Per share data
Basic earnings	$3.64	$2.25	$2.40	$2.06	$1.67
Diluted earnings	$3.50	$2.17	$2.36	$2.04	$1.65
Book value [3]	$14.41	$12.07	$11.13	$9.78	$7.54
Market value [3]	$108.48	$77.26	$53.11	$39.40	$41.70
Cash dividends declared per common share	$1.20	$1.00	$0.40	N/A	N/A

Item 6.	SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollar amounts in thousands)	2005	2004	2003	2002	2001
Balance sheet data:
Cash and cash equivalents	$484,223	$457,673	$315,941	$255,234	$186,451
Investments	$298,668	$227,497	$234,923	$210,559	$139,126
Intangible assets, net	$483,982	$184,110	$192,079	$182,827	$181,688
Total assets	$1,848,000	$1,145,235	$967,223	$864,188	$684,478
Long-term Borrowings	$253,791	$4,810	$5,736	$6,578	$7,344
Total liabilities and minority interest	$925,757	$376,883	$253,915	$229,534	$198,361
Stockholders’ equity	$922,243	$768,352	$713,308	$634,654	$486,117

	December 31,
(Dollar amounts in millions)	2005	2004	2003	2002	2001
Assets under management:
Separate accounts:
Fixed income	$279,368	$216,070	$190,432	$156,574	$119,488
Alternative investment products	25,323	8,202	6,934	5,279	5,309
Equity	20,832	9,397	9,443	9,736	9,577
Cash management	7,275	7,360	5,855	5,491	6,831
Securities lending	5,294	6,898	9,925	6,433	10,781

Total separate accounts	338,092	247,927	222,589	183,513	151,986

Mutual funds:
Cash management	73,559	63,799	58,565	66,588	62,141
Fixed income	24,560	24,639	23,924	19,012	15,754
Equity	16,471	5,395	4,278	3,728	8,703

Total mutual funds	114,590	93,833	86,767	89,327	86,598

Total assets under management	$452,682	$341,760	$309,356	$272,841	$238,584

[1]	Amortization of intangible assets decreased due to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.
[2]	Impairment of intangible assets in 2004 represents the write-off of an intangible management contract related to certain funds in which the portfolio manager resigned and the funds were subsequently liquidated.
[3]	As of December 31 of the respective year ended.

N/A – Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report, and other statements BlackRock may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to BlackRock’s future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s advised or sponsored investment products and separately managed accounts; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; and (15) the ability of BlackRock to consummate the transaction with Merrill Lynch and realize the benefits of such transaction.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview

BlackRock is one of the largest publicly traded investment management firms in the United States with $452.7 billion of AUM at December 31, 2005. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and alternative investment separate accounts and mutual funds, including BlackRock Funds and the BlackRock Liquidity Funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors. BlackRock is a majority-owned indirect subsidiary of PNC, which is one of the nation’s largest diversified financial services organizations providing operating business engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. As of December 31, 2005, PNC indirectly owned approximately 70% of BlackRock.

The following table summarizes BlackRock’s operating performance for the years ended December 31, 2005, 2004 and 2003:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data)

				Variance
	Year ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Amount	%	Amount	%
Total revenue	$1,191,386	$725,311	$598,212	$466,075	64.3%	$127,099	21.2%
Total expense	$850,845	$559,513	$369,936	$291,332	52.1%	$189,577	51.2%
Operating income	$340,541	$165,798	$228,276	$174,743	105.4%	$(62,478)	(27.4)%
Operating income, as adjusted (a)	$408,448	$263,311	$231,417	$145,137	55.1%	$31,894	13.8%
Net income	$233,908	$143,141	$155,402	$90,767	63.4%	$(12,261)	(7.9)%
Net income, as adjusted (b)	$269,622	$177,709	$155,402	$91,913	51.7%	$22,307	14.4%
Diluted earnings per share	$3.50	$2.17	$2.36	$1.33	61.3%	$(0.19)	(8.0)%
Diluted earnings per share, as adjusted (b)	$4.03	$2.69	$2.36	$1.34	49.8%	$0.33	14.0%
Average diluted shares outstanding	66,875,149	65,960,473	65,860,368	914,676	1.4%	100,105	0.2%
Operating margin, GAAP basis	28.6%	22.9%	38.2%
Operating margin, as adjusted (a)	36.3%	38.0%	40.9%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights (continued)

(Dollars in thousands, except share data)

(a)	While BlackRock reports its financial results using GAAP, management believes that evaluating its ongoing operating results may not be as useful if investors are limited to reviewing only GAAP financial measures. Management reviews non-GAAP financial measures to assess ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s profitability and financial performance over time. Nevertheless, BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Operating margin, as adjusted, equals operating income, as adjusted, divided by revenue used for operating margin measurement, as indicated in the table below. Computations for all periods presented include affiliated and unaffiliated fund administration and servicing expense reported as a separate income statement line item and are derived from the Company’s consolidated financial statements as follows:

	Year ended
	2005	2004	2003
Operating income, GAAP basis	$340,541	$165,798	$228,276
Non-GAAP adjustments:
PNC LTIP funding obligation	48,587	85,030	—
Appreciation on deferred compensation plans	10,447	4,479	3,141
SSR acquisition costs	8,873	1,000	—
Trepp bonus	—	7,004	—

Operating income, as adjusted	408,448	263,311	231,417

Revenue, GAAP basis	1,191,386	725,311	598,212
Non-GAAP adjustments:
Fund administration and servicing costs	(42,872)	(32,593)	(32,773)
Reimbursable property management compensation	(23,376)	—	—

Revenue used for operating margin measurement, as adjusted	$1,125,138	$692,718	$565,439

Operating margin, GAAP basis	28.6%	22.9%	38.2%

Operating margin, as adjusted	36.3%	38.0%	40.9%

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of management’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors. Compensation expense associated with appreciation on assets related to BlackRock’s deferred compensation plans has been excluded because investment returns on these assets reported in non-operating income, net of the related impact on compensation expense, results in a nominal impact on net income. Fund administration and servicing costs have been excluded from revenue used for operating margin measurement, as adjusted, because these costs fluctuate based on the discretion of a third party. Reimbursable property management compensation represents compensation and benefits paid to certain BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin measurement, as adjusted, because they bear no economic cost to BlackRock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights (continued)

(Dollars in thousands, except share data)

(b)	While BlackRock reports its financial results using accounting principles GAAP, management believes that evaluating its ongoing operating results may not be as useful if investors are limited to reviewing only GAAP financial measures. Management reviews non-GAAP financial measures to assess ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s profitability and financial performance over time. Nevertheless, BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Year ended December 31,
	2005	2004	2003
Net income, GAAP basis	$233,908	$143,141	$155,402
Non-GAAP adjustments, net of tax:
PNC’s LTIP funding requirement	30,610	53,569	—
SSR acquisition costs	5,590	635	—
Sale of equity interest in Trepp LLC	(486)	(1,572)	—
Release of reserves related to New York State and New York City tax audits	—	(18,064)	—

Net income, as adjusted	$269,622	$177,709	$155,402

Diluted weighted average shares outstanding	66,875,149	65,960,473	65,860,368

Diluted earnings per share, GAAP basis	$3.50	$2.17	$2.36

Diluted earnings per share, as adjusted	$4.03	$2.69	$2.36

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s profitability and financial performance. The portion of LTIP expense associated with awards to be met by PNC’s funding requirement has been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because, exclusive of the potential impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. SSR acquisition costs consist of certain compensation costs in 2005 and professional fees in 2005 and 2004. Compensation reflected in the 2005 amount represents direct performance incentives paid to SSR employees assumed in conjunction with the acquisition and settled by BlackRock with no future service requirement. Net income, as adjusted, and diluted earnings per share, as adjusted, exclude this amount because it does not relate to the current period’s operations. Professional fees, the release of certain tax reserves and gains on the sale of the Company’s equity interest in Trepp LLC reflected in GAAP net income have been deemed non-recurring by management, have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market value of AUM or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on, and changes in, the fair value of securities held in client accounts.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on AUM. Performance fees generally are earned when investment performance exceeds a contractual threshold and may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management, investment analytic and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts (“REITs”), commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based on a number of factors including predetermined percentages of the market value of assets subject to the services and the number of individual investment accounts, or on fixed monthly or quarterly payments. Fees earned on risk management, investment analytic and investment system assignments are recorded as other income.

Operating expense consists of employee compensation and benefits, fund administration and servicing costs, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, vesting of awards granted under the LTIP plan and related benefit costs. Fund administration and servicing costs reflect payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in BlackRock Funds and the BlackRock Closed-End Funds. Definite-lived intangible assets at December 31, 2005 and 2004 were $71.2 million and $11.2 million, respectively, and primarily reflect the management contracts acquired in the Company’s acquisition of SSR during the first quarter of 2005. Amortization of intangible assets totaled $7.5 million, $0.9 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The impairment of intangible assets recognized during the year ended December 31, 2004 represented a write-off of an acquired management contract due to the resignation of the funds’ portfolio manager and the Company’s subsequent liquidation of the funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management

BlackRock, Inc.

Assets Under Management

	Year ended December 31,
				Variance
(Dollar amounts in millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
All Accounts:
Fixed income	$303,928	$240,709	$214,356	26.3%	12.3%
Cash management	86,128	78,057	74,345	10.3%	5.0%
Equity	37,303	14,792	13,721	152.2%	7.8%
Alternative investment products	25,323	8,202	6,934	208.7%	18.3%

Total	$452,682	$341,760	$309,356	32.5%	10.5%

Separate Accounts:
Fixed income	$279,368	$216,070	$190,432	29.3%	13.5%
Cash management	7,275	7,360	5,855	(1.2)%	25.7%
Cash management-Securities lending	5,294	6,898	9,925	(23.3)%	(30.5)%
Equity	20,832	9,397	9,443	121.7%	(0.5)%
Alternative investment products	25,323	8,202	6,934	208.7%	18.3%

Total separate accounts	338,092	247,927	222,589	36.4%	11.4%

Mutual Funds:
Fixed income	24,560	24,639	23,924	(0.3)%	3.0%
Cash management	73,559	63,799	58,565	15.3%	8.9%
Equity	16,471	5,395	4,278	205.3%	26.1%

Total mutual funds	114,590	93,833	86,767	22.1%	8.1%

Total all accounts	$452,682	$341,760	$309,356	32.5%	10.5%

AUM increased approximately $110.9 billion, or 32.5%, to $452.7 billion at December 31, 2005, compared with $341.8 billion at December 31, 2004. The growth in AUM was attributable to $50.2 billion in net subscriptions, $50.0 billion of AUM acquired primarily in the Company’s acquisition of SSR and $10.8 billion in market appreciation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

Separate Account Assets Under Management

Separate accounts at December 31, 2005 increased $90.2 billion, or 36.4%, to $338.1 billion as compared with $247.9 billion at December 31, 2004, as a result of AUM acquired in the SSR acquisition of $40.2 billion, net subscriptions of $39.4 billion and market appreciation of $10.6 billion. Acquisitions primarily represented the transition of $23.1 billion in MetLife-sponsored variable annuity products and separate accounts to the Company and $10.6 billion in alternative investment products consisting of real estate products, CDOs and energy hedge funds of $6.4 billion, $3.4 billion and $0.8 billion, respectively. Net subscriptions, exclusive of the SSR acquisition, were primarily attributable to new fixed income client sales and increased fundings from existing fixed income clients of $37.9 billion and $4.0 billion in new business from alternative products as a result of several new fund launches during 2005, offset by $2.4 billion in net redemptions in cash management products primarily as the result of customer reallocations of funds due to changes in prevailing economic policy. Market appreciation of $10.6 billion in separate accounts largely reflected appreciation on fixed income assets of $5.4 billion due to current income and changes in market interest rates, market appreciation in equity assets of $2.6 billion as equity markets improved during the period and $2.5 billion of market appreciation on alternative investment products.

Mutual Fund Assets Under Management

The $20.8 billion increase in mutual fund AUM to $114.6 billion at December 31, 2005, compared with $93.8 billion at December 31, 2004, primarily reflected net subscriptions of $10.8 billion and acquired assets of $9.8 billion. During the year, net subscriptions in BlackRock Liquidity Funds, the BlackRock Closed-End Funds and other commingled funds totaled $7.9 billion, $2.0 billion and $2.0 billion, respectively, all of which was partially offset by net redemptions in BlackRock Funds, exclusive of the SSR fund mergers, of $0.8 billion. Net new business in BlackRock Liquidity Funds was primarily due to $10.2 billion of net subscriptions during the fourth quarter of 2005, driven by strong investment performance relative to competitors, and was partially offset by net redemptions during the first quarter of 2005 attributable to increases in the Federal Funds rate, resulting in a temporary yield advantage for direct investments in money market investments versus mutual funds during that period. The increase in AUM of 2.2 billion in the BlackRock Closed-End Funds primarily reflects new funds launched since December 31, 2004, partially offset by term trust maturities. Net subscriptions in other commingled funds resulted from the continued growth of BlackRock Cash Strategies, LLC, an enhanced-yield cash management product launched in 2004. Acquisitions primarily reflect the merger of the SSR mutual funds into BlackRock Funds, representing an increase of $9.6 billion in AUM.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s AUM for the years ended December 31, 2005, 2004 and 2003. Prior year data reflects certain reclassifications to conform to the current year presentation.

For the years ended December 31, 2005, 2004 and 2003, net subscriptions and acquisitions were $100.1 billion, $19.6 billion and $22.5 billion, respectively, and accounted for 90.3%, 60.6% and 61.5%, respectively, of the total increase in AUM.

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2005	2004	2003
All Accounts:
Beginning assets under management	$341,760	$309,356	$272,841
Net subscriptions	50,155	19,624	22,468
Acquisitions	49,966	—	—
Market appreciation	10,801	12,780	14,047

Ending assets under management	$452,682	$341,760	$309,356

Percent change in AUM from net subscriptions and acquisitions	90.3%	60.6%	61.5%
Separate Accounts :
Beginning assets under management	$247,927	$222,589	$183,513
Net subscriptions	39,389	12,918	26,540
Acquisitions	40,181	—	—
Market appreciation	10,595	12,420	12,536

Ending assets under management	338,092	247,927	222,589

Mutual Funds:
Beginning assets under management	93,833	86,767	89,328
Net subscriptions (redemptions)	10,766	6,706	(4,072)
Acquisitions	9,785	—	—
Market appreciation	206	360	1,511

Ending assets under management	114,590	93,833	86,767

Total All Accounts	$452,682	$341,760	$309,356

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

	Year ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Separate Accounts:
Fixed Income
Beginning assets under management	$216,070	$190,432	$156,574
Net subscriptions	37,940	14,828	24,113
Acquisitions	20,005	—	—
Market appreciation	5,353	10,810	9,745

Ending assets under management	279,368	216,070	190,432

Alternative investment products
Beginning assets under management	8,202	6,934	5,279
Net subscriptions	4,032	1,251	1,528
Acquisitions	10,557	—	—
Market appreciation	2,532	17	127

Ending assets under management	25,323	8,202	6,934

Equity
Beginning assets under management	9,397	9,443	9,736
Net redemptions	(182)	(1,596)	(2,920)
Acquisitions	9,061	—	—
Market appreciation	2,556	1,550	2,627

Ending assets under management	20,832	9,397	9,443

Cash Management
Beginning assets under management	7,360	5,855	5,491
Net (redemptions) subscriptions	(797)	1,462	327
Acquisitions	558	—	—
Market appreciation	154	43	37

Ending assets under management	7,275	7,360	5,855

Cash Management-Securities lending
Beginning assets under management	6,898	9,925	6,433
Net (redemptions) subscriptions	(1,604)	(3,027)	3,492

Ending assets under management	5,294	6,898	9,925

Total Separate Accounts
Beginning assets under management	247,927	222,589	183,513
Net subscriptions	39,389	12,918	26,540
Acquisitions	40,181	—	—
Market appreciation	10,595	12,420	12,536

Ending assets under management	$338,092	$247,927	$222,589

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Mutual Funds:
Cash Management
Beginning assets under management	$63,799	$58,565	$66,588
Net subscriptions (redemptions)	9,551	5,241	(8,035)
Acquisitions	210	—	—
Market (depreciation) appreciation	(1)	(7)	12

Ending assets under management	73,559	63,799	58,565

Fixed Income
Beginning assets under management	24,639	23,924	19,012
Net (redemptions) subscriptions	(611)	801	4,295
Acquisitions	1,078	—	—
Market (depreciation) appreciation	(546)	(86)	617

Ending assets under management	24,560	24,639	23,924

Equity
Beginning assets under management	5,395	4,278	3,728
Net subscriptions (redemptions)	1,826	664	(332)
Acquisitions	8,497	—	—
Market appreciation	753	453	882

Ending assets under management	16,471	5,395	4,278

Total Mutual Funds
Beginning assets under management	93,833	86,767	89,328
Net subscriptions (redemptions)	10,766	6,706	(4,072)
Acquisitions	9,785	—	—
Market appreciation	206	360	1,511

Ending assets under management	$114,590	$93,833	$86,767

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets Under Management (continued)

BlackRock, Inc.

Component Changes in Assets Under Management

	Year ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Mutual Funds:
BlackRock Liquidity Funds
Beginning assets under management	$58,453	$52,870	$59,576
Net subscriptions (redemptions)	7,933	5,591	(6,706)
Market depreciation	—	(8)	—

Ending assets under management	66,386	58,453	52,870

BlackRock Funds
Beginning assets under management	16,705	18,354	18,115
Net redemptions	(832)	(2,014)	(523)
Acquisitions	9,565	—	—
Market appreciation	232	365	762

Ending assets under management	25,670	16,705	18,354

Closed-End Funds
Beginning assets under management	15,410	13,961	10,771
Net subscriptions	1,988	1,513	2,547
Acquisitions	220	—	—
Market (depreciation) appreciation	(19)	(64)	643

Ending assets under management	17,599	15,410	13,961

Other Commingled Funds
Beginning assets under management	2,042	744	655
Net subscriptions	1,951	1,298	89

Ending assets under management	3,993	2,042	744

BlackRock Global Series
Beginning assets under management	1,223	838	211
Net (redemptions) subscriptions	(274)	318	521
Market (depreciation) appreciation	(7)	67	106

Ending assets under management	942	1,223	838

Total Mutual Funds
Beginning assets under management	93,833	86,767	89,328
Net subscriptions (redemptions)	10,766	6,706	(4,072)
Acquisitions	9,785	—	—
Market appreciation	206	360	1,511

Ending assets under management	$114,590	$93,833	$86,767

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2005 as compared with the year ended December 31, 2004

Revenue

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2005	2004	Amount	%
Investment advisory and administration fees:
Separate account revenue
Separate account base fees	$537,312	$371,068	$166,244	44.8%
Separate account performance fees	167,994	41,606	126,388	303.8%

Total separate account revenue	705,306	412,674	292,632	70.9%

Mutual fund revenue
BlackRock Funds	135,465	70,066	65,399	93.3%
Closed-End Funds	89,873	71,443	18,430	25.8%
BlackRock Liquidity Funds	84,828	78,265	6,563	8.4%
Other Commingled Funds	2,900	1,175	1,725	146.8%

Total mutual fund revenue	313,066	220,949	92,117	41.7%

Total investment advisory and administration fees	1,018,372	633,623	384,749	60.7%
Other income	173,014	91,688	81,326	88.7%

Total revenue	$1,191,386	$725,311	$466,075	64.3%

Total revenue for the year ended December 31, 2005 increased $466.1 million, or 64.3%, to $1,191.4 million, compared with $725.3 million for the year ended December 31, 2004. Investment advisory and administration fees increased $384.7 million, or 60.7%, to $1,018.4 million for the year ended December 31, 2005, compared with $633.6 million for the year ended December 31, 2004. The increase in investment advisory and administration fees was the result of increases in fees earned across all asset classes. Other income of $173.0 million increased $81.3 million, or 88.7%, for the year ended December 31, 2005, compared with $91.7 million for the year ended December 31, 2004, primarily due to $32.3 million in property management fees earned on real estate accounts assumed in the SSR acquisition (which includes $23.4 million of direct reimbursement of the salaries of certain Realty employees), increased sales of $31.0 million from BlackRock Solutions products and services and $11.3 million in distribution fees earned on funds obtained in the SSR acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2005 as compared with the year ended December 31, 2004 (continued)

Revenue (continued)

Investment Advisory and Administration Fees

Separate account revenue increased $292.6 million, or 70.9%, to $705.3 million for the year ended December 31, 2005, compared with $412.7 million for the year ended December 31, 2004. Separate account base fees increased $166.2 million, or 44.8%, to $537.3 million for the year ended December 31, 2005, compared with $371.1 million for the year ended December 31, 2004. Separate account base fees increased during 2005 primarily due to increased AUM of $50.0 billion, or 20.2%, related to organic growth, a $40.2 billion increase in AUM related to the SSR acquisition and a $10.8 billion increase in AUM due to market appreciation. Performance fees of $168.0 million for the year ended December 31, 2005 increased $126.4 million compared with $41.6 million for the year ended December 31, 2004. The increase in separate account performance fees was primarily attributable to fees earned on the Company’s equity hedge funds and real estate alternative products acquired in the SSR acquisition.

Mutual fund advisory and administration fees increased $92.1 million, or 41.7%, to $313.1 million for the year ended December 31, 2005, compared with $220.9 million for the year ended December 31, 2004. The increase in mutual fund revenue was primarily the result of increases in BlackRock Funds revenue and closed-end fund revenue of $65.4 million and $18.4 million, respectively. The increase in BlackRock Funds revenue was primarily due to the merger of SSR’s mutual funds into BlackRock Funds, contributing to an increase in AUM of approximately $9.0 billion, or 53.7%, in BlackRock Funds during 2005 as compared to the prior year. Closed-end fund revenue increased $18.4 million, or 25.8%, during the period as the result of a $2.2 billion increase in AUM, primarily the result of four closed-end fund launches since December 31, 2004.

Other Income

Other income of $173.0 million for the year ended December 31, 2005 primarily represents fees earned on BlackRock Solutions products and services of $111.6 million, property management fees of $32.3 million earned on real estate AUM (which represent direct reimbursement of the salaries of certain Realty employees) and distribution fees earned on BlackRock Funds of $11.3 million.

The increase in other income of $81.3 million, or 88.7%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily the result of property management fees of $32.3 million (which includes $23.4 million of direct reimbursement of the salaries of certain Realty employees), increased revenues of $31.0 million from BlackRock Solutions products and services driven by new assignments and distribution fees of $11.3 million earned on funds obtained in the SSR acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2005 as compared with the year ended December 31, 2004 (continued)

Expense

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2005	2004	Amount	%
Expense:
Employee compensation and benefits	$595,618	$391,138	$204,480	52.3%
Fund administration and servicing costs
Unaffiliated	26,026	14,251	11,775	82.6%
Affilated	16,846	18,342	(1,496)	(8.2)%
General and administration	204,850	128,738	76,112	59.1%
Amortization of intangible assets	7,505	947	6,558	NM
Impairment of intangible assets	—	6,097	(6,097)	(100.0)%

Total expense	$850,845	$559,513	$291,332	52.1%

NM	– Not Meaningful

Total expense increased $291.3 million, or 52.1%, to $850.8 million for the year ended December 31, 2005, compared with $559.5 million for the year ended December 31, 2004. The increase was attributable to increases in compensation and benefits (other than the LTIP component of this expense, which decreased by $44.6 million), general and administration expense, fund administration and servicing costs paid to third parties and amortization of intangible assets, partially offset by a decrease in LTIP expense of $44.6 million and the recognition of an impairment of an acquired management contract of $6.1 million during the first quarter of 2004.

Employee Compensation and Benefits

Compensation and benefits expense increased by $204.5 million, or 52.3%, to $595.6 million, compared to $391.1 million for the year ended December 31, 2004. The increase in employee compensation and benefits was primarily attributable to increases in salaries and benefits and incentive compensation of $123.0 million and $122.1 million, respectively, partially offset by a $44.6 million decrease in LTIP costs, for which the Company initiated expense recognition during the third quarter of 2004. The increase of $123.0 million in salaries and benefits was primarily attributable to higher staffing levels associated with business growth and the SSR acquisition, which added 858 employees (including 511 Realty employees whose salaries are entirely reimbursed). The $122.1 million, or 85.6%, increase in incentive compensation is primarily attributable to operating income growth, additional SSR employees, higher performance fees earned on the Company’s alternative investment products and a $6.5 million acquisition-related bonus payment to continuing employees.

Fund Administration and Servicing Costs

Fund administration and servicing costs paid to third parties increased $11.8 million, or 82.6%, during the year ended December 31, 2005 to $26.0 million, compared to $14.3 million for the year ended December 31, 2004. The rise was due to increases in shareholder servicing fees related to new closed-end funds and additional assets associated with BlackRock Funds.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2005 as compared with the year ended December 31, 2004 (continued)

Expense (continued)

General and administration

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2005	2004	Amount	%
General and administration expense:
Marketing and promotional	$75,499	$37,602	$37,897	100.8%
Occupancy	36,190	23,407	12,783	54.6%
Technology	22,663	18,835	3,828	20.3%
Portfolio services	14,046	7,129	6,917	97.0%
Other general and administration	56,452	41,765	14,687	35.2%

Total general and administration expense	$204,850	$128,738	$76,112	59.1%

General and administration expense increased $76.1 million, or 59.1%, in the year ended December 31, 2005 to $204.9 million, compared to $128.7 million for the year ended December 31, 2004. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $37.9 million, occupancy expense of $12.8 million, portfolio services expense of $6.9 million, technology-related expense of $3.8 million and other general and administration expense of $14.7 million. Marketing and promotional expense increased $37.9 million, or 100.8%, to $75.5 million, compared to $37.6 million for the year ended December 31, 2004 primarily due to increased marketing activities of $25.0 million associated with the Company’s institutional products and expanded international calling efforts, which included closed-end fund launch costs of $13.3 million for the year, $9.3 million in amortization of deferred mutual fund commissions assumed in the SSR acquisition and increased institutional service fees of $3.6 million. Occupancy costs for the year ended December 31, 2005 totaled $36.2 million, representing a $12.8 million, or 54.6%, increase, from $23.4 million for the year ended December 31, 2004. The increase in occupancy costs during the year ended December 31, 2005 primarily reflected costs related to occupying 85,000 square feet of additional office space in New York during the first quarter of 2005 and costs related to properties assumed in the SSR acquisition. Portfolio services costs increased by 97.0% to $14.0 million, related to supporting higher AUM levels and increased trading activities. Technology-related expenses increased $3.8 million, or 20.3%, to $22.7 million, compared to $18.8 million for the year ended December 31, 2004 primarily due to increased software maintenance expenses, consulting expenses and additional depreciation on assets assumed in the SSR acquisition to support business growth. Other general and administration costs increased by 35.2% to $56.5 million and included a $3.2 million increase in office-related expenses consistent with the increases in office space and number of employees and a $2.7 million increase in professional fees primarily related to the SSR integration and Sarbanes-Oxley Act and other compliance activities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2005 as compared with the year ended December 31, 2004 (continued)

Intangible Assets

The $6.6 million increase in amortization of intangible assets to $7.5 million for the year ended December 31, 2005, compared to $0.9 million for the year ended December 31, 2004, reflects amortization of finite-lived management contracts acquired in the SSR acquisition. During the first quarter 2004, in connection with the liquidation of certain equity hedge funds, the Company recognized a $6.1 million impairment charge representing the carrying value of the funds’ acquired management contract.

Non-Operating Income

Non-operating income increased $0.6 million, or 1.7%, to $35.2 million for the year ended December 31, 2005 as compared to $34.6 million for the year ended December 31, 2004 as a result of a $7.7 million, or 21.6%, increase in investment income, partially offset by a $7.1 million increase in interest expense. The increase in investment income was primarily due to market appreciation and security gains on Company investments in 2005, partially offset by the Company’s $12.9 million gain on the sale of Trepp LLC in April 2004 and $6.6 million of additional interest expense in 2005 associated with borrowings used to finance the SSR acquisition.

Income Taxes

Income tax expense was $138.6 million and $52.3 million, representing effective tax rates of 37.2% and 26.7%, for the years ended December 31, 2005 and 2004, respectively. The increase in the Company’s effective tax rate was primarily attributable to net income benefits of approximately $18.1 million in 2004, associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001.

Net Income

Net income totaled $233.9 million for the year ended December 31, 2005 and includes the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of BlackRock common stock by PNC and expenses related to the SSR acquisition, of $30.6 million and $5.6 million, respectively. SSR acquisition costs include acquisition-related bonus payments to continuing employees of BlackRock and certain professional fees. In addition, net income of $143.1 million during the year ended December 31, 2004 included the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of stock by PNC of $53.6 million, New York State tax benefits and the impact of the sale of Trepp LLC, discussed previously. Exclusive of these items, net income for the year ended December 31, 2005, as adjusted, increased $91.9 million, or 51.7%, compared to the year ended December 31, 2004.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2004 as compared with the year ended December 31, 2003

Revenue

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2004	2003	Amount	%
Investment advisory and administration fees:
Separate account revenue
Separate account base fees	$371,068	$313,681	$57,387	18.3%
Separate account performance fees	41,606	8,875	32,731	368.8%

Total separate account revenue	412,674	322,556	90,118	27.9%

Mutual fund revenue
BlackRock Liquidity Funds	78,265	83,035	(4,770)	(5.7)%
Closed-end Funds	71,443	52,685	18,758	35.6%
BlackRock Funds	70,066	69,361	705	1.0%
Other commingled funds	1,175	1,055	120	11.4%

Total mutual fund revenue	220,949	206,136	14,813	7.2%

Total investment advisory and administration fees	633,623	528,692	104,931	19.8%

Other income	91,688	69,520	22,168	31.9%

Total revenue	$725,311	$598,212	$127,099	21.2%

Total revenue for the year ended December 31, 2004 increased $127.1 million, or 21.2%, to $725.3 million, compared to $598.2 million during the year ended December 31, 2003. Investment advisory and administration fees increased $104.9 million, or 19.8%. The increase in investment advisory and administration fees resulted from increases in separate account revenue of $90.1 million, or 27.9%, and mutual fund revenue of $14.8 million, or 7.2%. Other income increased $22.2 million, or 31.9%, primarily due to strong sales of BlackRock Solutions products and services and fees earned by the Company’s Advisory Services Group.

Investment advisory and administration fees

Separate account advisory fees for the year ended December 31, 2004 increased $90.1 million, or 27.9%, to $412.7 million, compared to $322.6 million earned during the year ended December 31, 2003. The growth in separate account advisory fees, excluding performance fees, was primarily attributable to a $25.3 billion, or 11.4%, increase in AUM. Separate account performance fees for the year ended December 31, 2004 increased $32.7 million to $41.6 million, compared with $8.9 million during the year ended December 31, 2003 primarily due to performance fees earned on the Company’s fixed income hedge fund.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2004 as compared with the year ended December 31, 2003 (continued)

Revenue (continued)

Investment advisory and administration fees (continued)

During the year ended December 31, 2004, mutual fund revenue of $220.9 million increased $14.8 million, or 7.2%, compared to $206.1 million for the year ended December 31, 2003. The increase in mutual fund revenue was due primarily to an $18.8 million, or 35.6%, increase in closed-end fund revenue partially offset by a decrease in fees earned from the BlackRock Liquidity Funds of $4.8 million, or 5.7%. Closed-end fund revenue increased during the period due to several closed-end fund launches during the year, resulting in a $1.5 billion increase in AUM. The decrease in BlackRock Liquidity Funds fees during 2004 was primarily attributable to a decrease in average AUM of approximately $2.7 billion, reflecting multiple increases in the Federal Funds rate in 2004 which resulted in periods when yields on direct investments exceeded mutual fund returns.

Other Income

Other income for the year ended December 31, 2004 increased $22.2 million, or 31.9%, primarily due to a $21.8 million, or 37.2%, increase in fees earned from BlackRock Solutions, which totaled $80.5 million for the year ended December 31, 2004 compared to $58.7 million earned in 2003 and $3.2 million earned during 2004 by the Company’s newly-formed Advisory Services Group. The increase in BlackRock Solutions revenue during 2004 was primarily attributable to an increase in fees earned from Aladdin implementation and ongoing service bureau engagements of $19.0 million, or 36.5%, and mortgage portfolio advisory services of $2.7 million, or 42.7%. Increases in other income during 2004 were partially offset by a $2.6 million decrease in other income resulting from the Company’s consolidation of its investment in a strategic joint venture during 2004. Investment advisory fees earned from this venture’s clients, previously reported in other income, are now reflected in investment advisory and administration fees.

Expense

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2004	2003	Amount	%
Expense:
Employee compensation and benefits	$391,138	$228,905	$162,233	70.9%
Fund administration and servicing costs
Affiliated	18,342	26,949	(8,607)	(31.9)%
Unaffiliated	14,251	5,824	8,427	144.7%
General and administration	128,738	107,333	21,405	19.9%
Amortization of intangible assets	947	925	22	2.4%
Impairment of intangible assets	6,097	—	6,097	NM

Total expense	$559,513	$369,936	$189,577	51.2%

NM	– Not Meaningful

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2004 as compared with the year ended December 31, 2003 (continued)

Expense (continued)

Total expense for the year ended December 31, 2004 increased $189.6 million, or 51.2%, to $559.5 million, compared to $369.9 million for the year ended December 31, 2003. The increase was primarily attributable to $104.0 million in LTIP-related charges recognized during 2004, an increase of $58.2 million, or 25.4%, in employee compensation and benefits, an increase of $21.4 million, or 19.9%, in general and administration expense and the recognition of a $6.1 million impairment of an acquired management contract. Exclusive of LTIP-related charges and the impairment charge, total expense for 2004 would have increased $79.5 million, or 21.5%, from 2003.

Employee compensation and benefits

The rise in employee compensation expense reflects increased incentive compensation of $30.8 million, primarily attributable to alternative investment product incentives and operating income growth, and a $26.2 million rise in salaries and benefits largely due to higher staffing levels to support Company growth, particularly in BlackRock Solutions.

General and administration

	Year ended December 31,		Variance
(Dollar amounts in thousands)	2004	2003	Amount	%
General and administration expense:
Marketing and promotional	$37,602	$28,052	$9,550	34.0%
Occupancy	23,407	22,033	1,374	6.2%
Technology	18,835	18,544	291	1.6%
Other general and administration	48,894	38,704	10,190	26.3%

Total general and administration expense	$128,738	$107,333	$21,405	19.9%

General and administration expense rose during the period due to a $9.6 million, or 34.0%, increase in marketing and promotional expense largely related to new closed-end fund issuance and increased marketing of other products, higher professional fees of $5.2 million for legal and accounting services related to mutual fund regulatory inquiries, Sarbanes-Oxley Act compliance activities and the acquisition of SSR, a $3.1 million increase in sub-advisory fees due to performance fees earned on a CDO and a $1.4 million increase in occupancy costs. In February 2004, the portfolio manager of certain BlackRock equity hedge funds resigned from the firm. As a result, BlackRock commenced a liquidation of these hedge funds and recognized a $6.1 million impairment charge representing the carrying value of the funds’ acquired management contract. After adjusting for the benefit of a $2.7 million performance fee, the funds’ liquidation resulted in an after-tax loss of approximately $2.0 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating results for the year ended December 31, 2004 as compared with the year ended December 31, 2003. (continued)

Non-Operating Income

Non-operating income increased $12.0 million, or 53.1%, to $34.6 million for the year ended December 31, 2004 as compared with the year ended December 31, 2003. The increase was primarily due to the recognition of a $12.9 million gain on the Company’s sale of its interest in Trepp LLC, partially offset by decreased securities gains and reduced investment income.

Income Taxes

Income tax expense was $52.3 million and $95.2 million, representing effective tax rates of 26.7% and 38.0% for the years ended December 31, 2004 and 2003, respectively. The decline in the Company’s effective tax rate was primarily attributable to net income benefits of approximately $18.1 million, associated with the resolution of an audit performed by New York State on the Company’s state income tax returns filed from 1998 through 2001 and the release of reserves allocated to the Company’s New York City tax liability due to the receipt of a favorable preliminary audit finding for the 1998-2000 tax years.

Net Income

Net income totaled $143.1 million for the year ended December 31, 2004 and included the after-tax impact of LTIP awards to be funded by a capital contribution of stock by PNC totaling $53.6 million and a $0.6 million after-tax impact of professional fees associated with the SSR acquisition recorded during the year, partially offset by $18.1 million in previously-discussed income tax benefits and the $1.6 million increase related to the Company’s sale of its interest in Trepp LLC. Exclusive of these items, net income increased $22.3 million, or 14.4%, compared with $155.4 million for the year ended December 31, 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Liquidity

BlackRock generally meets its working capital requirements through net cash generated by operating activities. Sources of BlackRock’s operating cash include investment advisory and administration fees, revenues from BlackRock Solutions products and services, property management fees, mutual fund distribution fees and earnings on the Company’s investments. BlackRock primarily uses its operating cash to pay compensation and benefits, fund administration and servicing costs, general and administration expenses, interest on the Company’s long-term debt, capital expenditures and dividends on BlackRock’s common stock.

Cash provided by the Company’s operating activities totaled $254.9 million, $231.4 million and $179.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The $23.6 million, or 10.2%, increase in net cash provided by operating activities for 2005 as compared to 2004 was primarily the result of the increase in net income resulting from organic growth and the acquisition of SSR. BlackRock management expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

Capital Resources

Net cash used in investing activities was $219.8 million during the years ended December 31, 2005 and 2003, respectively, and net cash provided by investing activities was $7.0 million for the year ended December 31, 2004. During the year ended December 31, 2005, net cash used in investing activities primarily consisted of $275.2 million in cash consideration paid in the SSR acquisition and $55.2 million in capital expenditures primarily representing build-out costs associated with the Company’s new office space in New York partially offset by the sale of real estate held for sale for $112.2 million.

Net cash used in financing activities was $4.3 million, $99.6 million and $102.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, net cash used in financing activities primarily represented repayment of short-term borrowings of $111.8 million, treasury stock purchases of $77.5 million and the payment of $76.6 million in dividends. Partially offsetting these cash outflows was $245.0 million in net proceeds from the offering of convertible debentures, $15.8 million resulting from the exercise of employee stock options and $7.9 million in subscriptions to sponsored investment funds consolidated by the Company during the year ended December 31, 2005.

In February 2005, the Company issued $250.0 million aggregate principal amount of convertible debentures (the “Debentures”) due in 2035 and bearing interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year and commenced August 15, 2005. The Company used a portion of the net proceeds of $245.0 million from this issuance to retire a $150.0 million bridge promissory note, the proceeds of which were used to fund a portion of the purchase price for the SSR acquisition. The remaining proceeds were used for general corporate purposes. The Debentures contain certain put, call and conversion provisions which are detailed in Note 8 to the Consolidated Financial Statements.

Realty maintained a $200.0 million line of credit with a subsidiary of MetLife, which expired on January 31, 2006 and was not renewed. During 2004 and in January 2005, Realty used the line of credit to finance the acquisition of approximately $112.2 million in real estate holdings in preparation for a commingled fund launch. During the quarter ended March 31, 2005, the Company repaid outstanding advances under the line of credit, which totaled $92.5 million, following the sale of related real estate to the new fund. At December 31, 2005, Realty had no advances outstanding under the line of credit.

In January 2004, BlackRock’s Board of Directors approved a two million share repurchase program. Pursuant to the repurchase program, the Company may make repurchases from time to time, as market conditions warrant, in the open market or in privately negotiated transactions at the discretion of the Company’s management. The Company repurchased 902,000 shares under the program in open market transactions for approximately $72.0 million during the year ended December 31, 2005 and is authorized to purchase an additional 180,825 shares under the program.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies

(Dollar amounts in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Contractual Obligations:
Convertible Debentures	$277,169	$6,563	$6,563	$6,563	$6,563	$250,917	$—
Lease Commitments	231,331	22,161	21,706	21,342	21,611	21,666	122,845
Purchase Obligations	27,364	21,256	5,224	884	—	—	—
Purchase Price Contingency	50,000	50,000	—	—	—	—	—
Investment Commitment	8,230	8,230	—	—	—	—	—
Acquired Management Contract	5,000	1,000	1,000	1,000	1,000	1,000	—

Total Contractual Obligations	$599,094	$109,210	$34,493	$29,789	$29,174	$273,583	$122,845

Convertible Debentures

In February 2005, the Company issued $250.0 million aggregate principal amount of convertible debentures due in 2035 and bearing interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, or approximately $6.6 million a year, and commenced August 15, 2005. The Debentures are callable by the Company at any time on or after February 20, 2010. In addition, the Debentures contain certain put and conversion provisions which are detailed in Note 8 to the Consolidated Financial Statements. On the contractual obligations table above, the principal balance of the Debentures is assumed to be repaid in 2010, and related interest has been included, through the call date.

Lease Commitments

The Company leases its primary office space and certain office equipment under agreements that expire through 2017. In connection with certain lease agreements, the Company is responsible for escalation payments. The contractual obligations table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and, as such, are not recorded as liabilities on the Statement of Financial Condition as of December 31, 2005.

Purchase Obligations

In the ordinary course of business, BlackRock enters into contracts, or purchase obligations, with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts which are either non-cancelable or cancelable with penalty. At December 31, 2005, the Company’s obligations primarily reflect shareholder servicing arrangements related to client investments in the BlackRock Closed-end Funds, sub-advisory agreements and standard service contracts with third parties for portfolio, market data and office services. Purchase obligations are recorded on the Company’s financial statements only after the goods or services have been received and, as such, these obligations are not included in the Company’s financial statements as of December 31, 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Purchase Price Contingencies

In January 2005, the Company closed its acquisition of SSR from MetLife for adjusted consideration of approximately $265.1 million in cash and 550,000 restricted shares of class A common stock, not including certain additional contingent payments. The stock purchase agreement provides for an additional payment to MetLife of up to $75.0 million based on the Company achieving specified AUM retention levels and run-rate revenue levels for the year ended January 31, 2006. Based on AUM levels and run-rate revenue as of January 31, 2006, the Company’s additional liability on this contingency is $50.0 million. This amount has been included in the contractual obligations table above.

In addition, the stock purchase agreement provides for two other contingent payments. As of March 31, 2006, MetLife will receive 32.5% of performance fees earned on a specific large institutional real estate client. As of December 31, 2005, no performance fees had been earned on this institutional real estate client as the measurement period has not concluded. Such contingent payment, however, is subject to market fluctuations and other variables and the ultimate amount payable to MetLife, if any, could differ significantly. This contingency has also been excluded from the contractual obligations table above due to its inherent uncertainty.

In addition, on the fifth anniversary of the closing of the SSR transaction, MetLife could receive an additional payment up to a maximum of $10.0 million based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans. This contingency has been excluded from the contractual obligations table above due to its inherent uncertainty.

These provisions were negotiated independently of the initial purchase price, which was less than SSR’s enterprise value, as determined by the Company’s management in conjunction with an independent third party valuation services firm. As of December 31, 2005, the Company was unable to estimate the potential obligations under the contingent payments because it was unable to predict what the specific retention levels of run-rate revenue would be on January 31, 2006, what the ultimate amount of performance fees to be earned will be as of the calculation date on the large institutional client or what the Company’s retained AUM will be on the fifth anniversary of the closing date of the SSR transaction.

Investment Commitment

The Company has entered into a commitment to invest up to $15.1 million in Carbon Capital II, Inc. (“Carbon”), an alternative investment fund sponsored by BlackRock, of which $8.2 million remained unfunded at December 31, 2005. The commitment expires on October 12, 2007 and is projected to occur in 2006 in the contractual obligations table above. This obligation has not been recorded on the Company’s financial statements as of December 31, 2005.

Acquired Management Contract

In connection with a management contract acquired on May 15, 2000, which was associated with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed REIT, the Company recorded an $8.0 million liability using an imputed interest rate of 10.0%, the prevailing interest rate on the date of acquisition. For the year ended December 31, 2005, the related expense was $0.4 million. At December 31, 2005, the future commitment under the agreement is $5.0 million and has been included in the contractual obligations table above. If Anthracite’s management contract with BFM is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation. As of December 31, 2005, the discounted value of this obligation was $3.8 million and was included in long-term borrowings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations, Commitments and Contingencies (continued)

Acquisition Forward Commitment

On April 30, 2003, the Company purchased an investment manager of a fund of hedge funds for approximately $4.1 million in cash. Additionally, the Company committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if it were to be settled at December 31, 2005, would be approximately $6.6 million. As the remaining obligation is dependent upon the performance of the fund through March 31, 2008, however, the ultimate liability is not estimable at December 31, 2005 and, as such, this commitment has been excluded from the contractual obligations table above and from BlackRock’s Consolidated Financial Statements.

Compensation and Benefit Obligations

The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, employee stock purchase plan and defined contribution plan matching contribution obligations, deferred compensation arrangements, defined benefit plan obligations, post-employment benefits and post-retirement benefits which are excluded from the table above. These arrangements are discussed in more detail in Notes 11 and 12 to the Consolidated Financial Statements contained herein. Accrued compensation and benefits at December 31, 2005 totaled $522.6 million and included incentive compensation of $254.7 million, deferred compensation of $245.7 million and other compensation and benefits related obligations of $22.2 million. Incentive compensation is primarily payable in 2006, while the deferred compensation obligations are generally payable over three to five years, but include defined benefit plan liabilities whose payment patterns are uncertain.

Credit Default Swap Obligation

SSR acts as investment manager for a synthetic CDO arrangement (“Pillars”). In connection with the Pillars transaction, SSR entered into a swap arrangement providing up to $16.7 million in credit protection with respect to a portfolio of highly-rated asset-backed securities and corporate bonds. The potential $16.7 million obligation has been excluded from the contractual obligations table above since the obligation was not considered probable of occurring as of December 31, 2005. See further discussion in Off Balance Sheet Arrangement below.

Conversion Costs

As a part of the SSR acquisition, the Company acquired Realty, which has a management contract to manage Tower Fund (“Tower”), an open-end commingled real estate separate account. As currently structured, Tower cannot have a non-insurance adviser and, as such, BlackRock currently acts as a sub-adviser to the fund. The Company is attempting to transfer the assets and investors of Tower to a REIT structure whereby BlackRock would be able to manage the fund directly. The Company will incur transfer taxes during the conversion process based on the market value of the assets on the date of conversion, as well as other conversion costs, the total of which could amount to $10.0 million or more. If the conversion is completed, it is expected to take place in 2006. As the conversion costs are dependent upon the market value of assets in the Tower Fund on the conversion date, the ultimate liability was not estimable at December 31, 2005 and, as such, this obligation has been excluded from the contractual obligations table above and from BlackRock’s Consolidated Financial Statements.

Indemnifications

In many of the contracts, BlackRock agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in the Company’s financial statements as of December 31, 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off Balance Sheet Arrangement

As part of the SSR acquisition, BlackRock acquired an interest in the Pillars synthetic CDO transaction, in which SSRM serves as portfolio manager for a major multinational financial institution (the “Counterparty”), which is the buyer of credit protection in the transaction. The Company has entered into a credit default swap with the Counterparty affording the Counterparty credit protection of up to $16.7 million, representing the Company’s maximum risk of loss. Under the terms of its credit default swap with the Counterparty, the Company is entitled to an annual coupon of 4% of the swap’s notional balance of $16.7 million and 25% of the structure’s residual balance at its termination date, which is expected to be December 23, 2009. In addition, the Pillars agreement requires that the Company place certain cash amounts in escrow to secure its potential obligation. As of December 31, 2005, the Company had an escrow balance of approximately $7.8 million related to the Pillars arrangement which was included in other assets on the Consolidated Statement of Financial Condition.

The Company’s management has performed an assessment of its variable interest in Pillars (a collateral management agreement and the credit default swap) under FASB Interpretation No. 46(R) and has concluded the Company is not Pillar’s primary beneficiary. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. The Company recorded a loss of $0.2 million in non-operating income in the Consolidated Statement of Income related to changes in the fair value of this embedded credit default swap during the year ended December 31, 2005. At December 31, 2005, the fair value of the Pillars credit default swap was approximately $4.7 million and was included in other assets on the Consolidated Statement of Financial Condition.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following accounting policies and estimates critical to an informed review of BlackRock’s consolidated financial statements. For a summary of these and additional accounting policies see Note 1 to the Consolidated Financial Statements.

Investments

Consolidation, Equity Method and Cost Method

The accounting method used for the Company’s investments is generally dependent upon the influence the Company has on its investee. For investments where BlackRock has control over the financial and operating policies of the investee, which is generally shown through a 50% or greater ownership in voting interest, the investee is consolidated into BlackRock’s financial statements. For certain investments where the risks and rewards of ownership are not directly linked to voting interest (“variable interest entities”), an investee may be consolidated if BlackRock is considered the primary beneficiary of the investee.

For investments where BlackRock does not control the investee, or is not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. Under the equity method of accounting for investments, BlackRock’s share of the investee’s underlying net income is recorded in earnings, and dividends or distributions subsequently received reduce the Company’s investment balance.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Investments (continued)

Consolidation, Equity Method and Cost Method (continued)

For equity investments where BlackRock neither controls nor has significant influence over the investee and which are readily marketable, the investments are classified as either trading or available-for-sale securities based upon management’s purpose for making the investment. Trading securities are those investments which are bought principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the Consolidated Statements of Financial Condition with changes in fair value recorded in non-operating income in the Consolidated Statements of Income during the period of the change. Available-for-sale securities are those securities which are not classified as trading securities. Available-for-sale securities are carried at fair value on the Consolidated Statements of Financial Condition with changes in fair value recorded to the other comprehensive income component of equity in the period of the change.

For equity investments where BlackRock neither controls nor has significant influence over the investee and which are non-marketable, the investments are accounted for using the cost method of accounting. Under the cost method, dividends received are recorded as non-operating income for investments in funds and as other income for investments in operating or advisory companies.

Debt securities are classified as either held-to-maturity or as available-for-sale based upon management’s purpose for making the investment. If the Company has the ability and intent to hold a debt security to its maturity, the security is classified as held-to-maturity and is recorded at its amortized cost in the Consolidated Statements of Financial Condition. If the Company has no intent to hold the debt security to maturity or is unable to do so, the security is classified as available-for-sale and recorded at fair value on the Consolidated Statements of Financial Condition with changes in fair value recorded in the other comprehensive income component of equity in the period of the change.

Income on the Company’s investments in CDOs is recorded based upon the CDO’s projected investment yield. Expected future cash flows for the CDO are reviewed periodically and changes in the yield are recorded prospectively. Investment income for these investments is recorded in non-operating income on the Consolidated Statements of Income.

Occasionally, the Company will acquire a controlling equity interest in a sponsored investment fund as a seed investment. All of the consolidated funds’ investments are carried at fair value, with corresponding changes in the securities’ fair values reflected in other income in the Company’s Consolidated Statements of Income. In the absence of a publicly available market value, fair value for an investment is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the net asset value as provided by the private investment fund’s investment manager. When the Company can no longer control these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another accounting method, as appropriate.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Investments (continued)

Consolidation, Equity Method and Cost Method (continued)

The evaluation of the control or significant influence that BlackRock may exert over the financial and operational policies of its investees requires significant management judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the terms and structure of the investment agreement, the terms of BlackRock’s advisory agreement with the investment and any influence BlackRock may have on the governing board of the investment. Further, with regard to variable interest entities, significant judgment is required in the determination of whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary, the investment will be consolidated within BlackRock’s financial statements. In order to determine whether the Company is the primary beneficiary of a variable interest entity, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes. All of these assumptions require management’s qualitative judgment and actual results could differ significantly.

Fair Value

BlackRock has a number of investments which require fair value accounting under generally accepted accounting principles. For certain investments, including BlackRock’s CDO investments, reductions in the fair value affect net income in the period of the change. For investments classified as available-for-sale, changes in fair value are recorded as a component of stockholders’ equity and generally do not directly impact BlackRock’s net income until such investments are sold. Marketable securities are generally priced using publicly available market data or external pricing services. Non-marketable securities, however, are generally priced internally using a variety of methods and resources. The Company’s investments in CDOs, for example, are valued using projections of future cash flows involving similar assumptions and management judgment as in the primary beneficiary analysis for variable interest entities described above. Other investments are valued using internal valuation models, which utilize available market data and management assumptions. The assumptions inherent in these fair value estimates require significant management judgment and actual values could differ significantly, which could materially impact BlackRock’s financial statements. As of December 31, 2005, BlackRock had $25.7 million of CDO investments and $58.1 million of other investments carried at fair value whose changes in fair value impact the Consolidated Statement of Income.

When launching a new fund, the Company will on occasion provide seed capital to the fund so that it may make investments and establish an investment history before being marketed to investors. In such circumstances, the Company will usually own 100% of the fund until it is offered to external investors and, as such, these funds are consolidated in BlackRock’s financial statements. Investments within such funds are carried at fair value, with changes in fair value impacting the Company’s Statement of Income. Investments within these seed funds may be marketable or non-marketable depending upon the type of fund being established. Fair value of non-marketable funds is generally determined by the fund manager using similar models, assumptions and judgment as noted above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Investments (continued)

Impairment of Securities

The Company’s management periodically assesses impairment on its investments. If circumstances indicate that impairment may exist, consolidated investments and investments carried under the equity and cost methods of accounting are evaluated using market values, where available, or models, assumptions and judgements as noted above. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded to the Consolidated Statements of Income in the amount of the discounted value of the impairment.

When the fair values available-for-sale securities are lower than their cost or amortized cost values, the Company evaluates the securities to determine whether the impairment is considered other than temporary. In making this determination, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other than temporary, a charge is recorded to the Consolidated Statements of Income.

The Company reviews its CDO investments for impairment periodically throughout the term of the investment. The Company estimates the fair value of its CDO investments using the present value of future cash flows. If the estimated future cash flows are lower than the previous estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its estimated fair value.

Evaluations of impairments of securities involve significant assumptions and management judgments, which could differ from actual results and these differences could have a material impact on the Company’s Consolidated Statement of Income.

Intangible Assets

At December 31, 2005, the carrying amounts of the Company’s intangible assets are as follows:

(Dollar amounts in thousands)	December 31, 2005
Goodwill	$189,814
Management contracts acquired:
Indefinite life	234,152
Finite life	60,016

Total goodwill and intangible assets	$483,982

The value of contracts to manage assets in proprietary mutual funds is classified as an indefinite-life intangible asset. The assignment of indefinite lives to proprietary mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, indefinite intangible assets and goodwill are not amortized. Finite-lived management contracts are amortized over their expected useful lives, which, at December 31, 2005, ranged from one to twenty years.

The Company assesses its indefinite-lived management contracts and goodwill for impairment at least annually, considering factors such as projected cash flows and revenue multiples, to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-life intangible assets and goodwill is determined based on the discounted value of expected future cash flows. The fair values of finite-lived intangible assets are reviewed at least annually, using an undiscounted cash flow analysis. If an asset is impaired, the difference between the book value of the asset and its current fair value is recognized as an expense in the period in which the impairment is determined.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Intangible Assets (continued)

Expected future cash flows are estimated using many variables which require significant management judgment, including market interest rates, equity prices, credit default ratings, discount rates, revenue multiples, inflation rates and AUM growth rates. Actual results could differ materially from these estimates, which could materially impact the impairment conclusion. In 2004, the Company recorded an impairment of $6.1 million with regard to an acquired management contract. No such impairments were recorded in 2005. In addition, management judgment is required to estimate the period that intangible assets will contribute to the Company’s cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on the Company’s amortization expense, which was $7.5 million for the year ended December 31, 2005.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or, in the case of certain real estate separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations. Certain real estate fees are earned upon the acquisition or disposition of properties in accordance with applicable investment management agreements and are recognized at the closing of the respective real estate transactions.

The Company also receives performance fees or incentive allocations from alternative investment products and certain separate accounts. These performance fees are earned upon attaining specified investment return thresholds. Such fees are recorded upon completion of the measurement period.

BlackRock provides a variety of risk management, investment analytic and investment system services to customers. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on pre-determined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments. The fees earned on risk management, investment analytic and investment system assignments are recorded as other income in the Consolidated Statements of Income.

Certain investment advisory and administration fees calculated on the fair value of AUM are subject to the risks and uncertainties noted in Investments above to the extent the underlying investments are non-marketable and, as such, the Company’s earnings may be subject to variability based upon such estimates. In addition, certain revenues are based upon estimates of the fair value of AUM or of net operating income available at the end of the accounting period. Historically, adjustments to revenues arising from initial estimates have been immaterial since most of BlackRock’s fee revenue is calculated on the fair value of marketable investments. Management can give no assurance, however, that these estimates would not result in a material adjustment in the future.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

Income Taxes

The Company accounts for income taxes under the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Management periodically assesses the recoverability of its deferred tax assets based upon its expected future earnings, future deductibility of the asset, changes in tax law and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in a charge to earnings. This analysis requires significant assumptions and estimates by management and actual results may differ significantly from these estimates. As of December 31, 2005, the Company has gross deferred tax assets of $113.2 million and has recorded no valuation allowances.

Recent Accounting Developments

Recent accounting developments are discussed in Note 1 to the Consolidated Financial Statements.

Related Party Transactions

PNC subsidiaries and PNC-related accounts had the following investments in BlackRock sponsored mutual funds or separate accounts.

	December 31,
(Dollar amounts in millions)	2005	2004	2003
PNC investments in BlackRock funds:
BlackRock Liquidity Funds	$12,154	$10,424	$8,280
Separate accounts	8,714	11,912	13,043
BlackRock Funds	6,727	7,214	9,850
PNC Investment Contract Fund	639	630	744
Alternative investments	48	25	17

Total PNC investments in BlackRock funds	$28,282	$30,205	$31,934

Additional related party disclosures are included in Note 13 in the Notes to Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, BlackRock is primarily exposed to equity market price risk and interest rate risk.

Equity Market Price Risk

BlackRock’s investments consist primarily of BlackRock Funds, private investment funds and debt securities. Occasionally, BlackRock invests in new mutual funds or advisory accounts sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. In certain cases, BlackRock maintains a controlling interest in a sponsored investment fund and the underlying securities are reflected on the Company’s statement of financial conditions. These investments expose BlackRock to either equity price risk or interest rate risk dependent upon the underlying securities portfolio of each investment fund. BlackRock does not generally hold derivative securities to hedge its investments. The following table summarizes the fair values of the investments exposed to equity price risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 10% increase or decrease in equity prices:

	Fair Value	Fair value assuming 10% increase in market price	Fair value assuming 10% decrease in market price
December 31, 2005
Mutual funds	$22,319	$24,551	$20,087
Equity securities	18,425	20,268	16,583

Total investments, trading	40,744	44,818	36,670

Mutual funds	766	843	689

Total investments, available for sale	766	843	689

Other
Cost method	15,220	16,742	13,698
Fair value	33,297	36,627	29,967
Equity method	61,794	67,973	55,615

Total investments, other	110,311	121,342	99,280

Total investments	$151,821	$167,004	$136,639

December 31, 2004
Mutual funds	$15,688	$17,257	$14,119
Equity securities	9,385	10,324	8,447

Total investments, trading	25,073	27,581	22,566

Mutual funds	2,617	2,879	2,355

Total investments, available for sale	2,617	2,879	2,355

Other
Equity method	28,730	31,603	25,857
Fair value	30,379	33,417	27,341

Total investments, other	59,109	65,020	53,198

Total investments	$86,799	$95,480	$78,119

At December 31, 2005 and 2004, total investments, trading, of $22.3 million and $15.7 million, respectively, and total investments, other, of $24.5 million and $24.7 million, respectively, reflect investments held by BlackRock with respect to senior employee elections under BlackRock’s deferred compensation plans. Therefore, any change in the fair value of these investments is offset by a corresponding change in the related deferred compensation liability.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Interest Rate Risk

The following table summarizes the fair value of the Company’s investments in debt securities and funds that invest primarily in debt securities, which expose BlackRock to interest rate risk, at December 31, 2005 and 2004. The table also provides a sensitivity analysis of the estimated fair value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming -100 basis point shift
December 31, 2005
Mortgage-backed securities	$13,069	$12,827	$13,311
Corporate notes and bonds	7,946	7,575	8,262
Municipal bonds	123	117	128

Total investments, trading	21,138	20,519	21,701

Mutual funds	3,543	3,426	3,660
Collaterialized debt obligations	25,717	25,222	26,212

Total investments, available for sale	29,260	28,648	29,872

Equity method	30,070	28,960	31,180
Cost method	66,379	66,038	66,720

Total investments, other	96,449	94,998	97,900

Total investments	$146,847	$144,165	$149,473

December 31, 2004
U.S. government securities	$22,275	$22,275	$24,073
Mortgage-backed securities	12,388	12,388	12,639
Corporate notes and bonds	9,371	8,981	9,769
Municipal bonds	120	120	126

Total investments, trading	44,154	43,764	46,607

Mutual funds	3,662	3,662	3,796
Collaterialized debt obligations	12,760	12,759	13,326

Total investments, available for sale	16,422	16,421	17,121

Equity method	45,518	45,518	45,957
Cost method	34,605	35,004	34,858

Total investments, other	80,123	80,522	80,815

Total investments	$140,699	$140,706	$144,543

Other Market Risks

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at 2.625% per annum (See Item 5. for further discussion). Due to the debentures’ conversion feature, these financial instruments are exposed to both interest rate risk and equity price risk. At December 31, 2005, the fair value of the debentures was $288.1 million. Assuming 100 basis point upward and downward parallel shifts in the yield curve, based on the fair value of the debentures on December 31, 2005, the fair value of the debentures would fluctuate to $282.1 million and $296.1 million, respectively. Assuming a 10% increase and 10% decrease in the Company’s stock price, based on the fair value of the debentures on December 31, 2005, the fair value of the debentures would fluctuate to $310.1 million and $268.8 million, respectively.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Other Market Risks (continued)

In addition, BlackRock’s investment management revenues are comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. Declines in equity market prices or interest rates, or both, could cause revenues to decline because of lower investment management fees by

•	causing the value of AUM to decrease,

•	causing the returns realized on AUM to decrease,

•	causing clients to withdraw funds in favor of investments in markets that they perceive offer greater opportunity and that the Company does not serve, and

•	causing clients to rebalance assets away from investments that BlackRock manages into investments that BlackRock does not manage.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to Financial Statements on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters. BlackRock has not changed accountants in the two most recent fiscal years.

Item 9A.	CONTROLS AND PROCEDURES

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2005. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of December 31, 2005.

No change in internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Item 9B.	OTHER INFORMATION

No other information is being furnished within this Annual Report on Form 10-K.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors – Information Concerning the Nominees and Directors” and “Item 1: Election of Directors – Other Executive Officers” of the Proxy Statement in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information regarding BlackRock’s principal accountant fees and services in the section captioned “Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

Included herein on pages F-1 through F-41.

2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
2.1(18)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., New Boise, Inc., Boise Merger Sub, Inc. and the Registrant.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(8)	Amended and Restated Bylaws of the Registrant.

3.3(17)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(17)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(17)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen of Common Stock Certificate (per class).

4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4(16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5(16)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.4).

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(1)	1999 Stock Award and Incentive Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3.	Exhibits (continued)

Exhibit No.	Description
10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16(10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17(10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21(10)	First Amendment, dated as of February 15, 2006, to the share surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and the Registrant.

10.22(9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.23(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.24(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.25(10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29(11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33(14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34(14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35(15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36(16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37(16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.38(16)	Registration Rights Agreement dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.39(20)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services, group, Inc., New Boise, Inc. and the Registrant.

10.40(21)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co, Inc. and New Boise, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

3.	Exhibits (continued)

(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.
(11)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.
(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(17)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2005.
(18)	Incorporated by Reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(19)	Incorporated by Reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(20)	Incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(21)	Incorporated by Reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
+	Denotes Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ Laurence D. Fink
Laurence D. Fink
Chairman, Chief Executive Officer and Director
March 7, 2006

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

Signature	Title	Date

/s/ Laurence D. Fink Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2006

/s/ Steven E. Buller Steven E. Buller	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 7, 2006

/s/ Joseph Feliciani, Jr. Joseph Feliciani, Jr.	Managing Director (Principal Accounting Officer)	March 7, 2006

/s/ William O. Albertini William O. Albertini	Director	March 7, 2006

/s/ Dennis D. Dammerman Dennis D. Dammerman	Director	March 7, 2006

/s/ William S. Demchak William S. Demchak	Director	March 7, 2006

/s/ Kenneth B. Dunn Kenneth B. Dunn	Director	March 7, 2006

/s/ Murry S. Gerber Murry S. Gerber	Director	March 7, 2006

/s/ James Grosfeld James Grosfeld	Director	March 7, 2006

/s/ David H. Komansky David H. Komansky	Director	March 7, 2006

/s/ William C. Mutterperl William C. Mutterperl	Director	March 7, 2006

/s/ Frank T. Nickell Frank T. Nickell	Director	March 7, 2006

/s/ Thomas H. O’Brien Thomas H. O’Brien	Director	March 7, 2006

SIGNATURES (continued)

/s/ Linda Gosden Robinson Linda Gosden Robinson	Director	March 7, 2006

/s/ James E. Rohr James E. Rohr	Director	March 7, 2006

/s/ Ralph L. Schlosstein Ralph L. Schlosstein	Director	March 7, 2006

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

Management is responsible for establishing and maintaining effective internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff which reports to the Audit Committee of the Board of Directors. Internal auditors test, under the direction of management, the operation of the internal control system and report findings to management and the Audit Committee, and corrective actions are taken to address identified control deficiencies and other opportunities for improving the internal control system. The Audit Committee, composed solely of outside directors, provides oversight to the financial reporting process.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include a review of the general computer controls of BlackRock Realty Advisors, Inc. and its subsidiaries (“Realty”), whose financial condition and results of operations are included in the Company’s 2005 Consolidated Financial Statements. Management did not assess the effectiveness of internal controls at Realty because the acquisition of Realty occurred within one year from the date of the Consolidated Financial Statements, as allowable under Securities and Exchange Commission guidelines. Realty represented 4.7% of total assets as of December 31, 2005 and 8.4% of revenues for the year ended December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Management of BlackRock, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is contained herein.

March 3, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

BlackRock, Inc.

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BlackRock, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

March 3, 2006

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of

BlackRock, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that BlackRock, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at BlackRock Realty Advisors, Inc. and its subsidiaries (“Realty”), which was acquired on January 31, 2005 and whose financial statements reflect total assets and revenues constituting 4.7 and 8.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Realty. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of a company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the financial statements.

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

Report of Independent Registered Public Accounting Firm (Continued)

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended of the Company and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

New York, New York

March 3, 2006

BlackRock, Inc.

Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$484,223	$457,673
Accounts receivable	310,423	150,169
Receivable from affiliates	29,155	4,775
Investments	298,668	227,497
Intangible assets	483,982	184,110
Property and equipment, net	129,451	93,701
Deferred mutual fund commissions	16,025	—
Other assets	96,073	27,310

Total assets	$1,848,000	$1,145,235

Liabilities
Accrued compensation	$522,637	$311,351
Accounts payable and accrued liabilities	75,779	30,817
Purchase price contingencies	39,463	—
Long-term borrowings	253,791	4,810
Other liabilities	24,473	12,736

Total liabilities	916,143	359,714

Minority interest	9,614	17,169

Stockholders’ equity
Common stock, class A, 19,975,305 and 19,243,878 shares issued, respectively	200	192
Common stock, class B, 45,117,284 and 45,499,510 shares issued, respectively	453	455
Additional paid-in capital	183,797	165,377
Retained earnings	806,884	650,016
Unearned compensation	(12,707)	(4,588)
Accumulated other comprehensive income	2,673	8,254
Treasury stock, class A, at cost 285,104 and 270,998 shares held, respectively	(25,248)	(17,545)
Treasury stock, class B, at cost, 806,667 shares held	(33,809)	(33,809)

Total stockholders’ equity	922,243	768,352

Total liabilities, minority interest and stockholders’ equity	$1,848,000	$1,145,235

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

	Year ended December 31,
	2005	2004	2003
Revenue
Investment advisory and administration fees
Separate accounts	$705,306	$412,674	$322,556
Mutual funds	313,066	220,949	206,136
Other income
Unaffiliated	156,111	85,010	60,854
Affiliated	16,903	6,678	8,666

Total revenue	1,191,386	725,311	598,212

Expense
Employee compensation and benefits	595,618	391,138	228,905
Fund administration and servicing costs
Unaffiliated	26,026	14,251	5,824
Affiliated	16,846	18,342	26,949
General and administration
Unaffiliated	196,157	119,821	100,113
Affiliated	8,693	8,917	7,220
Amortization of intangible assets	7,505	947	925
Impairment of intangible assets	—	6,097	—

Total expense	850,845	559,513	369,936

Operating income	340,541	165,798	228,276

Non-operating income (expense)
Investment income	43,138	35,475	23,346
Interest expense	(7,924)	(835)	(720)

Total non-operating income	35,214	34,640	22,626

Income before income taxes and minority interest	375,755	200,438	250,902
Income taxes	138,558	52,264	95,247

Income before minority interest	237,197	148,174	155,655
Minority interest	3,289	5,033	253

Net income	$233,908	$143,141	$155,402

Earnings per share
Basic	$3.64	$2.25	$2.40
Diluted	$3.50	$2.17	$2.36

Dividends paid per share	$1.20	$1.00	$0.40

Weighted-average shares outstanding
Basic	64,182,766	63,688,955	64,653,352
Diluted	66,875,149	65,960,473	65,860,368

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Class A	Class B					Class A	Class B
January 1, 2003	$176	$476	$199,990	$440,747	$(1,535)	$231	$(1,469)	$(3,962)	$634,654
Net income	—	—	—	155,402	—	—	—	—	155,402
Dividends paid	—	—	—	(25,614)	—	—	—	—	(25,614)
Conversion of class B common stock to class A common stock	12	(15)	(15,263)	—	—	—	15,266	—	—
Issuance of class A common stock	4	—	4,511	—	(9,693)	—	23,199	—	18,021
Amortization of discount on issuance of class B common stock	—	—	—	—	958	—	—	—	958
Stock-based compensation	—	—	802	—	—	—	—	—	802
Forfeiture of restricted common stock	—	—	(100)	—	—	—	—	—	(100)
Treasury stock purchases	—	—	—	—	—	—	(82,050)	(1,067)	(83,117)
Tax benefit from stock options exercised	—	—	6,506	—	—	—	—	—	6,506
Foreign currency translation gain	—	—	—	—	—	3,097	—	—	3,097
Unrealized gain on investments, net	—	—	—	—	—	2,699	—	—	2,699

December 31, 2003	192	461	196,446	570,535	(10,270)	6,027	(45,054)	(5,029)	713,308
Net income	—	—	—	143,141	—	—	—	—	143,141
Dividends paid	—	—	—	(63,660)	—	—	—	—	(63,660)
Conversion of class B common stock to class A common stock	—	(6)	(30,966)	—	—	—	30,972	—	—
Issuance of class A common stock	—	—	(4,663)	—	10	—	25,549	—	20,896
Amortization of discount on issuance of class B common stock	—	—	(16)	—	5,486	—	—	—	5,470
Stock-based compensation	—	—	1,157	—	—	—	—	—	1,157
Forfeiture of restricted common stock	—	—	(5)	—	186	—	(181)	—	—
Treasury stock purchases	—	—	—	—	—	—	(28,831)	(28,780)	(57,611)
Tax benefit from stock options exercised	—	—	3,424	—	—	—	—	—	3,424
Minimum pension liability adjustment	—	—	—	—	—	(177)	—	—	(177)
Foreign currency translation gain	—	—	—	—	—	2,987	—	—	2,987
Unrealized loss on investments, net	—	—	—	—	—	(583)	—	—	(583)

December 31, 2004	192	455	165,377	650,016	(4,588)	8,254	(17,545)	(33,809)	768,352
Net income	—	—	—	233,908	—	—	—	—	233,908
Dividends paid	—	—	—	(77,040)	—	—	—	—	(77,040)
Conversion of class B common stock to class A common stock	—	(2)	(27,393)	—	—	—	27,395	—	—
Issuance of class A common stock	8	—	44,983	—	(20,171)	—	17,618	—	42,438
Amortization of issuance of restricted common stock	—	—	—	—	12,052	—	—	—	12,052
Stock based compensation	—	—	1,597	—	—	—	—	—	1,597
Treasury stock transactions	—	—	(5,734)	—	—	—	(52,716)	—	(58,450)
Tax benefit from stock options exercised	—	—	4,967	—	—	—	—	—	4,967
Minimum pension liability adjustment	—	—	—	—	—	(202)	—	—	(202)
Foreign currency translation loss	—	—	—	—	—	(4,333)	—	—	(4,333)
Unrealized loss on investments, net	—	—	—	—	—	(1,046)	—	—	(1,046)

December 31, 2005	$200	$453	$183,797	$806,884	$(12,707)	$2,673	$(25,248)	$(33,809)	$922,243

BlackRock, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$233,908	$143,141	$155,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,902	20,686	21,366
Impairment of intangible assets	—	6,097	—
Minority interest	3,289	5,033	220
Stock-based compensation	69,793	96,977	6,351
Deferred income taxes	18,895	(25,149)	(2,311)
Tax benefit from stock-based compensation	4,967	3,424	6,506
Net gain on investments	(12,871)	(13,636)	(2,961)
Amortization of bond issuance costs	1,003	—	—
Deferred mutual fund commissions	9,346	—	—
Contingent Deferred Sales Charges received	3,661	—	—
Other non-cash adjustments	(822)	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(145,482)	(14,000)	(12,998)
Increase in investments, trading	(6,188)	(9,692)	(22,057)
Increase in other assets	(52,907)	(4,160)	(540)
Increase in accrued compensation	51,236	53,874	5,493
Increase (decrease) in accounts payable and accrued liabilities	36,271	(30,539)	23,193
Increase (decrease) in other liabilities	9,936	(698)	1,931

Cash provided by operating activities	254,937	231,358	179,595

Cash flows from investing activities
Purchases of property and equipment	(55,154)	(25,592)	(13,453)
Purchases of investments	(51,579)	(97,636)	(181,671)
Sales of investments	57,681	192,254	184,405
Escrow deposits	(7,700)	—	—
Sales of real estate held for sale	112,184	—	—
Deemed cash contribution upon consolidation of VIE	—	6,412	—
Consolidation of sponsored investment funds	—	(68,337)	—
Acquisitions, net of cash acquired and purchase price contingencies	(275,218)	(74)	(8,930)

Cash (used in) provided by investing activities	(219,786)	7,027	(19,649)

Cash flows from financing activities
Borrowings, net of issuance costs	395,000	—	—
Principal repayment of short-term borrowings	(150,000)	—	—
Repayment of short-term borrowings	(111,840)	—	—
Issuance of class A common stock	706	—	623
Transfer of cash to deconsolidated sponsored investment funds	(5,509)	—	—
Dividends paid	(76,606)	(63,660)	(25,614)
Distributions paid to minority interest holders	(546)	(5,797)	—
Subscriptions to consolidated sponsored investment funds	7,871	12,981	—
Purchases of treasury stock	(77,466)	(57,607)	(83,418)
Reissuance of treasury stock	15,141	15,369	6,915
Acquired management contract obligation payment	(1,019)	(926)	(842)

Cash used in financing activities	(4,268)	(99,640)	(102,336)

Effect of exchange rate changes on cash and cash equivalents	(4,333)	2,987	3,097

Net increase in cash and cash equivalents	26,550	141,732	60,707
Cash and cash equivalents, beginning of year	457,673	315,941	255,234

Cash and cash equivalents, end of year	$484,223	$457,673	$315,941

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

December 31, 2005

(Dollar amounts in thousands except share data)

Business

BlackRock, Inc. (together, with its subsidiaries, “BlackRock” or the “Company”) provides diversified investment management services to institutional clients, including certain subsidiaries of The PNC Financial Services Group, Inc. (“PNC”) and certain PNC-related accounts, and to individual investors through various investment vehicles. Institutional investment management services primarily consist of the active management of fixed income, equity and cash management client accounts, the management of the BlackRock Liquidity Funds a money market mutual fund family serving the institutional market, and the management of alternative funds developed to serve various customer needs. BlackRock also offers risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions® brand name. Individual investor services primarily consists of the management of the Company’s sponsored open-end (“BlackRock Funds”) and closed-end mutual funds. BlackRock Advisors, Inc. (“BA”), BlackRock Institutional Management Corporation (“BIMC”), BlackRock Financial Management, Inc. (“BFM”), BlackRock International, Ltd. (“BI”), BlackRock Capital Management, Inc., BlackRock HPB Management, LLC, BlackRock Kelso Capital Advisors, LLC, State Street Research & Management Company. (“SSRM”), BlackRock Realty Advisors, Inc. and BlackRock (Japan) Inc. are registered investment advisers under the Investment Advisers Act of 1940, as amended, while BlackRock Investments, Inc. (“BII”) and State Street Research Investment Services, Inc. (“SSRIS”) are registered broker-dealers under the Securities Exchange Act of 1934.

1.	Significant Accounting Policies

Basis of Presentation

BlackRock is majority-owned indirectly by PNC. The consolidated financial statements of BlackRock include the assets, liabilities and earnings of its wholly-owned subsidiaries BA, BIMC, BFM, BII, BlackRock Funding, Inc., BlackRock Overseas Investment Corporation, BlackRock Portfolio Holdings, Inc., and their subsidiaries. Intercompany accounts and transactions between the consolidated entities have been eliminated.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Investments

Consolidation

The accounting method used for the Company’s equity investments is generally dependent upon the influence the Company has on its investee. For investments where BlackRock can exert control over the financial and operating policies of the investee, which is generally shown through a 50% or greater ownership in voting interest, the investee is consolidated into BlackRock’s consolidated financial statements. For certain investments where the risks and rewards of ownership are not directly linked to voting interest (“variable interest entities”), the investee is consolidated if BlackRock is considered the primary beneficiary of the investee. The primary beneficiary determination will consider not only BlackRock’s equity interest, but the benefits and risks associated with non-equity components of the Company’s relationship with the investee, including debt, investment advisory and other similar arrangements, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities.

Equity Method

For equity investments where BlackRock does not control the investee, or is not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, the Company uses the equity method of accounting. Under the equity method of accounting, BlackRock’s share of the investee’s underlying net income is recorded as non-operating income for investments in funds and, for operating or advisory company investments, as other income. Dividends subsequently received reduce the Company’s investment balance in the Consolidated Statements of Income.

Equity Securities Classified as Trading or Available-For-Sale

Readily marketable equity investments where BlackRock neither controls nor has significant influence over the investee are classified as either trading or available-for-sale securities based upon management’s intent in making the investment. Trading securities are those investments which are bought principally for the purpose of selling them in the near term. Trading securities are carried at fair value in the Consolidated Statements of Financial Condition with changes in fair value recorded as non-operating income in the Consolidated Statements of Income. Available-for-sale securities are those securities which are not classified as trading securities. Available-for-sale securities are carried at fair value in the Consolidated Statements of Financial Condition with changes in fair value recorded in the other comprehensive income component of equity.

Cost Method

Non-marketable equity investments where BlackRock neither controls nor has significant influence over the investee are accounted for using the cost method of accounting. Under the cost method, dividends received are recorded as non-operating income for investments in funds and as other income for investments in operating or advisory companies.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Investments (continued)

Debt Securities

Debt securities are classified as either held-to-maturity or as available-for-sale based upon management’s purpose for making the investment. If the Company has the ability and intent to hold a debt security to its maturity, the security is classified as held-to-maturity and is recorded at its amortized cost in the Consolidated Statements of Financial Condition. If the Company has no intent to hold the debt security to maturity or is unable to do so, the security is classified as available-for-sale and recorded at fair value on the Consolidated Statements of Financial Condition with changes in fair value recorded in the other comprehensive income component of equity in the period of the change.

Collateralized Debt Obligations

The Company’s investments in collateralized debt obligations (“CDOs”) are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF 99-20, income is recorded based upon the CDO’s projected investment yield. Expected future cash flows for the CDO are reviewed periodically and changes in the yield are recorded prospectively. Investment income for these investments is recorded in non-operating income on the Consolidated Statements of Income.

Consolidated Fund Investments

Occasionally, the Company will acquire a controlling equity interest in a sponsored investment fund as a seed investment. All of the consolidated funds’ investments are carried at fair value, with corresponding changes in the securities’ fair values reflected in other income in the Company’s Consolidated Statements of Income. In the absence of a publicly available market value, fair value for an investment is estimated in good faith by the Company’s management based on such factors as the liquidity, financial condition and current and projected operating performance of the investment and, in the case of private investment fund investments, the net asset value as provided by the private investment fund’s investment manager. When the Company can no longer control these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for under another accounting method, as appropriate. At December 31, 2005, the investments in consolidated funds represented 17.9% of total investments, or approximately $53,500.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Investments (continued)

Gains and Losses

Realized gains and losses on trading, available-for-sale and other investments are calculated on a specific identification basis and, along with interest and dividend income, are included in non-operating income in the Consolidated Statements of Income.

Impairments

The Company’s management periodically assesses impairment on its investments. If circumstances indicate that impairment may exist, consolidated investments and investments carried under the equity and cost methods of accounting are evaluated using market values, where available, or the expected future cash flows of the investment. If the undiscounted expected future cash flows are lower than the Company’s carrying value of the investment, an impairment charge is recorded in the Consolidated Statements of Income in the amount of the discounted value of the impairment.

When the fair values of trading or available-for-sale securities are lower than their cost or amortized cost values, the Company evaluates the securities to determine whether the impairment is considered other than temporary. In making this determination, the Company considers, among other factors, the length of time the security has been in a loss position, the extent to which the security’s market value is lower than its cost, the financial condition and near-term prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other-than-temporary, a charge is recorded in the Consolidated Statements of Income.

The Company reviews its CDO investments for impairment periodically throughout the term of the investment. The Company estimates the fair value of its CDO investments using the present value of future cash flows. If the estimated future cash flows are lower than the previous estimate, an impairment is recognized based on the excess of the carrying amount of the investment over its estimated fair value.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Intangible Assets

Intangible assets are comprised of goodwill, indefinite-life intangible assets and intangible assets with finite lives. The value of contracts to manage assets in proprietary mutual funds is classified as an indefinite-life intangible asset. The assignment of indefinite lives to proprietary mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, indefinite-life intangible assets and goodwill are not amortized. Finite-life management contracts are amortized over their expected useful lives, which, at December 31, 2005, ranged from one to twenty years.

The Company assesses its indefinite-life management contracts and goodwill for impairment at least annually, considering factors such as projected cash flows and revenue multiples, to determine whether the values of each asset are impaired and whether the indefinite-life classification is still appropriate. The fair value of indefinite-life intangible assets and goodwill is determined based on the discounted value of expected future cash flows. The fair values of finite-life intangible assets are reviewed at least annually, using an undiscounted cash flow analysis. If an asset is impaired, the difference between the book value of the asset and its current fair value is recognized as an expense in the period in which the impairment is determined.

The Company capitalized all incremental direct costs incurred related to the SSR acquistion.

Deferred Mutual Fund Commissions

Prior to the acquisition of SSRM Holdings, Inc. and its subsidiaries (collectively, “SSR”) by the Company on January 31, 2005 (the “Acquisition,” see note 2), SSRIS, an indirect wholly-owned subsidiary of SSR, paid up front dealer commissions on certain sales of mutual fund shares for which it acted as the principal underwriter. These commissions were capitalized and are being amortized over the period over which these fund shares are subject to contingent deferred sales charges (“CDSCs”); generally six years from the date of the initial sale of shares. By incurring up front dealer commission costs, SSRIS is entitled to receive distribution fees from holders of these mutual fund shares. Distribution fees represent amounts received from certain mutual funds pursuant to distribution plans under Rule 12b-1 of the Investment Company Act of 1940. Distribution fees are recorded in other income as earned.

SSRIS is entitled to receive CDSCs on redemptions of Class B and Class C shares by mutual fund shareholders. Redemption fees received by the Company are recorded as a reduction to deferred mutual fund commissions and the remaining deferred asset is amortized over the expected remaining period for which these fund shares are subject to redemption fees.

As part of the Acquisition, the Company acquired $29,032 in deferred mutual fund commissions, representing the adjusted fair value of the future distribution fees and CDSCs.

The Company periodically evaluates the recoverability of deferred mutual fund commissions by assessing whether the unamortized asset can be recovered over its remaining life through an analysis of estimated future net undiscounted cash flows related to the asset. If such assessments indicate that undiscounted expected future cash flows will not be sufficient to recover the recorded carrying value, the assets are adjusted to their estimated fair value. No such impairments were recorded in 2005.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation generally is recorded using the straight-line method over the estimated useful lives of the various classes of property and equipment. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining lease term.

Software Costs

The Company follows AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs of approximately $9,443 and $7,432 have been capitalized for the years ended December 31, 2005 and 2004, respectively, and are being amortized over an estimated useful life of three years.

Deferred Income Taxes

The Company accounts for income taxes under the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when the Company’s management believes it is probable that a deferred tax asset will not be realized.

Stock-based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s stock-based compensation plans vest over periods ranging from two to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123; as amended by SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Stock-based Compensation (continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$233,908	$143,141	$155,402
Add: Stock-based employee compensation expense included in net income, as reported, net of tax	8,458	4,218	1,162
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(16,384)	(13,970)	(14,667)

Pro forma net income	$225,982	$133,389	$141,897

Earnings per share:
Basic - as reported	$3.64	$2.25	$2.40
Basic - pro forma	$3.52	$2.09	$2.19

Diluted - as reported	$3.50	$2.17	$2.36
Diluted - pro forma	$3.38	$2.02	$2.15

The total stock-based employee compensation expense determined under the fair value method of all awards includes employee stock options issued in 2002. The fair value of the stock options issued in 2002 was estimated at the time of issuance using the Black-Scholes option-pricing model. Assumptions included a 1.65% risk-free rate of interest, 33.4% volatility in the stock price, an 8-year expected term and no dividend yield.

Treasury Stock

The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management (“AUM”) or, in the case of certain real estate clients, net operating income generated by the underlying properties, and fluctuate based on AUM, including market appreciation or depreciation and net subscriptions or redemptions. Investment advisory and administration fees for mutual funds are shown net of fees waived pursuant to expense limitations. Certain real estate fees are earned upon the acquisition or disposition of managed properties in accordance with applicable investment management agreements and are generally recognized at the closing of the respective real estate transactions.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company also receives performance fees or an incentive allocation from alternative investment products and certain separate accounts. These performance fees are generally earned upon attaining specified investment return thresholds. Such fees are recorded upon completion of the measurement period. For the years ended December 31, 2005, 2004 and 2003, performance fee revenue was $167,994, $41,607 and $8,876, respectively.

BlackRock provides a variety of risk management, investment analytic and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts (“REITs”), commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are either based on pre-determined percentages of the market value of assets subject to the services or on fixed monthly or quarterly payments. Certain client accounts also may be subject to performance fees at the client’s discretion. The fees earned for risk management, investment analytic and investment system services are recorded as earned in other income in the Consolidated Statements of Income.

Fund Administration and Servicing Costs

Fund administration and servicing costs reflect payments made to PNC affiliated entities and third parties, primarily associated with the administration and servicing of client investments in BlackRock Funds and the BlackRock Closed-end funds. Fund administration and servicing costs are expensed when incurred.

Earnings per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the total weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted earnings per common share are computed using the treasury stock method.

Business Segments

The Company’s management directs BlackRock’s operations as one business, the asset management business. As part of its asset management related services, the Company offers risk management, investment analytic and investment system services under the BlackRock Solutions brand name as a means to enhance its asset management relationships and to offset its technology-related expenses. Revenue earned for BlackRock Solutions’ products and services for the years ended December 31, 2005, 2004 and 2003 is presented in Note 5.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Disclosure of Fair Value

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimated fair values of certain financial instruments, both on and off the balance sheet. The Company’s methods and assumptions regarding the value of its financial instruments are set forth below:

•	Cash and cash equivalents, receivables, other assets, accounts payable and accrued liabilities are carried at cost which approximates fair value due to their short maturities.

•	The fair value of readily marketable investments is based on quoted market prices. If securities are not readily marketable, fair values are determined by the Company’s management. At December 31, 2005, the carrying value of investments approximates their fair value.

•	At December 31, 2005, the estimated fair value of the Company’s $250,000 aggregate principal amount of debentures is $288,125.

•	At December 31, 2005, the estimated fair value of the acquired management contract obligation based on current rates offered to the Company for debt, assuming an investment rating of “AAA” or its equivalent, with a similar remaining maturity was approximately $3,977. The book value of this contract at December 31, 2005 was $3,791.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and for hedging activities. SFAS No. 133 generally requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure those investments at fair value.

The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of its assets and liabilities. Derivative financial instruments are not entered into for trading or speculative purposes. Changes in the fair value of the Company’s derivative financial instruments are recognized in the Consolidated Statements of Income, and, where applicable, offset by the corresponding gain or loss on the related foreign denominated assets or liabilities.

Reclassification

Certain items previously reported have been reclassified to conform to the current year presentation.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments

Share Based Payment

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement is a revision to SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Upon adoption, the Company has two application methods from which to choose: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, the Company would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of, the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, the Company would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, the Company is permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123(R) is adopted. The Company would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. As amended by Rule 4-01(a) of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”), this statement is effective as of the beginning of the first interim or annual reporting period of the Company’s first fiscal year beginning on or after December 15, 2005.

The Company adopted SFAS No. 123(R), using the modified-prospective transition approach, effective January 1, 2006 with no cumulative effect on net income. If SFAS No. 123(R) were in effect on December 31, 2005, diluted earnings per share would have been $3.45. The adoption of SFAS No. 123(R) is expected to reduce 2006 net income by approximately $7,900.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Asset Retirement Obligations

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 establishes a framework for liability recognition related to a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity. In addition, FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 and was adopted by the Company on December 31, 2005 with no impact on the Company’s Consolidated Financial Statements.

Variable Interest Entities

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

Foreign Earnings Repatriation

FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management has concluded that it is not in the Company’s best interests to repatriate any earnings under the Jobs Act. Accordingly, the adoption of FSP No. 109-2 did not impact the Company’s Consolidated Financial Statements.

Accounting Changes and Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented under the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed “restatements”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

Consolidation

In June 2005, the FASB ratified the consensus reached by the EITF on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 is effective immediately for all new limited partnership agreements and any limited partnership agreements that are modified. The guidance is effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005 and may be reported as either a cumulative effect of a change in accounting principle or via retroactive restatement. The Company does not expect that the adoption of EITF 04-5 to have a material impact on the Company’s Consolidated Financial Statements.

2.	Acquisition

In January 2005, the Company closed the acquisition of SSR, the holding company of State Street Research & Management Company (“SSRM”) and SSR Realty Advisors, Inc. (renamed BlackRock Realty Advisors, Inc., “Realty”), from MetLife, Inc. (“MetLife”) for an adjusted purchase price of $265,089 in cash and 550,000 shares of BlackRock restricted class A common stock. SSR, through its subsidiaries, actively managed approximately $49,700,000 in stock, bond, balanced and real estate portfolios for both institutional and individual investors at January 31, 2005. SSR’s results have been included in the Company’s results since February 1, 2005. MetLife is precluded from selling these BlackRock shares until the third anniversary of the closing, except in limited circumstances. In deriving a fair value for this restricted common stock, the Company referred to a valuation discount recommendation that was compiled by an independent third party valuation services firm on the Company’s behalf. This firm based its recommended discount range of 15% to 20% on Black-Scholes and Longstaff valuations of the embedded put option on the Company’s restricted shares and historical differentials between restricted stock and freely-marketable stock of publicly-traded companies.

The stock purchase agreement for the SSR transaction provides for an additional payment to MetLife of up to $75,000 based on the Company achieving specified retention levels of assets under management (“AUM”) and run-rate revenue for the year ended January 31, 2006. Based on AUM levels and run-rate revenue as of January 31, 2006, the Company’s additional liability on this contingency is $50,000.

In addition, the stock purchase agreement provides for two other contingent payments. MetLife will receive 32.5% of any performance fees earned, as of March 31, 2006, on a certain large institutional real estate client. As of December 31, 2005, no performance fees had been earned on this institutional real estate client as the measurement period had not concluded. In addition, on the fifth anniversary of the closing of the SSR transaction, MetLife could receive an additional payment up to a maximum of $10,000 based on the Company’s retained AUM associated with the MetLife defined benefit and defined contribution plans.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

2.	Acquisition (continued)

As of December 31, 2005, the Company was unable to estimate the potential obligations under these contingent payments because it was unable to predict what specific retention levels of run-rate revenue would be for certain acquired accounts on the first anniversary of closing the SSR transaction, what performance fees would be earned on the institutional real estate client and what the Company’s retained AUM would be on the fifth anniversary of the closing date of the SSR transaction.

The Company has recorded the assets acquired and liabilities assumed in the acquisition at fair value and, in the second quarter, recognized a contingent liability for additional payments to MetLife in the amount of $55,332, which represented the excess of the fair value of net assets acquired over the cost of the acquired entity. Contingent payments settled subsequent to January 31, 2005 but prior to December 31, 2005 have reduced this contingent liability to $39,463 at December 31, 2005. The $50,000 contingency payment due January 31, 2006 eliminated this contingent liability balance. The $10,537 excess of the January 31st contingency payment over the contingent liability balance at December 31, 2005, and additional contingency payments, including the fund conversion costs discussed in Note 9, will be reflected as additional purchase price and recorded as goodwill.

In preparation for a commingled fund launch, Realty acquired, during the fourth quarter of 2004 and January 2005, six properties having a total purchase price of $112,184 and assumed a $19,000 mortgage on one of the properties. Exclusive of the assumed mortgage, Realty financed the purchase price under a line of credit with a borrowing limit of $200,000 obtained from a subsidiary of MetLife. The closing of the fund occurred in March 2005 at which time the commingled fund purchased the six properties at Realty’s cost in accordance with its contract with Realty and the balance of the line of credit was repaid in full. Accordingly, no gain or loss was recognized by Realty on these sales. Each property, prior to the launch of the aforementioned commingled fund, was carried at cost, which management concluded approximated fair value due to the length of Realty’s holding period for each property. Realty accumulated these properties prior to closing to provide potential investors with a better understanding of the type and quality of assets to be purchased by the fund.

The Company initially financed $150,000 of the purchase price with a bridge promissory note at an annual rate of 2.875%. In February 2005, the Company issued $250,000 of convertible debentures (see note 8). The Company used a portion of the net proceeds from this issuance to retire the bridge promissory note.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

2.	Acquisition (continued)

A summary of the estimated fair values of the net assets acquired in the acquisition is as follows:

Purchase price, including capitalized acquisition costs:
Accounts receivable	$39,153
Real estate assets held for sale	112,184
Investments	72,775
Property and equipment	3,993
Deferred mutual fund commissions	29,032
Other assets	28,475
Management contracts acquired	292,400
Purchase price contingencies	(39,463)
Liabilities assumed	(236,248)

Total purchase price, including capitalized acquisition costs	$302,301

Summary of consideration, net of cash acquired:
Cash	$265,089
Restricted class A common stock, at fair value	37,212

Total consideration, net of cash acquired	$302,301

The following unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations for future periods or the results of operations that actually would have been realized had BlackRock and SSR been a combined company during the specified periods prior to the closing.

	Year ended December 31,
	2005	2004	2003
Total revenue	$1,213,173	$1,048,303	$820,810
Operating income	$346,814	$235,578	$250,132
Net income	$235,904	$184,770	$169,460

Earnings per share:
Basic	$3.67	$2.88	$2.60
Diluted	$3.53	$2.78	$2.55

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

2.	Acquisition (continued)

The pro forma combined financial information is based on the respective historical unaudited interim financial statements of BlackRock and SSR and does not reflect acquisition-related compensation incurred by SSR during 2005 and is adjusted for benefits associated with the termination of a lease held by SSR in January 2005. In addition, the pro forma combined financial information has been adjusted to reflect a full year’s recognition of amortization expense of intangible assets related to SSR management contracts acquired, recognition of interest expense related to borrowings used to finance the acquisition, and reduced depreciation associated with the write-off of SSR property and equipment that will not be used in the Company’s ongoing operations. Management has realized, and expects to continue to realize, net operating synergies from this transaction due to the related product expansion and scale benefits. The pro forma combined financial information does not reflect the potential impact of these net operating synergies.

3.	Investments

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

	Cost	Gross Unrealized		Carrying Value
		Gains	Losses
December 31, 2005
Total available-for-sale investments:
Collateralized debt obligations	$25,750	$773	$(806)	$25,717
Mutual funds	4,442	20	(153)	4,309

Total available-for-sale investments	$30,192	$793	$(959)	$30,026

December 31, 2004
Total available-for-sale investments:
Collateralized debt obligations	$10,576	$2,184	$0	$12,760
Mutual funds	6,226	70	(17)	6,279

Total available-for-sale investments	$16,802	$2,254	$(17)	$19,039

At December 31, 2005, the Company’s available-for–sale investments had a cost basis of $30,192 and a fair value of $30,026. As of December 31, 2005, no available-for-sale investments had been in a loss position for greater than 12 months. Management has reviewed the Company’s portfolio of available-for-sale investments and has concluded that the $133 net unrealized loss in fair value of its mutual fund investments is not considered other than temporary as defined by EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. As such, no impairment has been recorded in 2005 on available-for-sale investments. During the years ended December 31, 2005, 2004 and 2003, the Company recorded impairments of $811, $1,100 and $100 to its CDO investments, respectively. No such impairments were recorded in 2004.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

3.	Investments (continued)

A summary of the cost and carrying value of trading and other investments is as follows:

	Cost	Carrying Value
December 31, 2005
Trading investments:
Mutual funds	$19,699	$22,319
Equity securities	15,964	18,425
Mortgage-backed securities	13,345	13,069
Corporate notes and bonds	8,146	7,946
Municipal debt securities	119	123

Total trading investments	57,273	61,882

Other investments:
Other fund investments	167,593	181,292
Deferred compensation plans	20,976	24,495
Other	193	973

Total other investments	188,762	206,760

Total trading and other investments	$246,035	$268,642

December 31, 2004
Trading investments:
U.S. government securities	$22,276	$22,275
Mutual funds	13,869	15,688
Mortgage-backed securities	12,435	12,388
Equity securities	5,976	9,384
Corporate notes and bonds	9,373	9,371
Municipal debt securities	119	120

Total trading investments	64,048	69,226

Other investments:
Other fund investments	112,931	114,454
Deferred compensation plans	22,148	24,720
Other	367	58

Total other investments	135,446	139,232

Total trading and other investments	$199,494	$208,458

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

3.	Investments (continued)

The carrying value of investments in debt securities by contractual maturity at December 31, 2005, is as follows:

Maturity Date	Carrying Value
1-5 years	$9,882
5-10 years	2,167
After 10 years	9,089

Total	$21,138

A summary of sale activity in the Company’s available-for-sale securities during the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year ended December 31,
	2005	2004	2003
Sales proceeds	$15,126	$177,022	$180,509

Net realized (loss) gain:
Gross realized gains	$629	$1,737	$2,293
Gross realized losses	(824)	(2,239)	(676)

Net realized (loss) gain	$(195)	$(502)	$1,617

During the years ended December 31, 2005, 2004 and 2003, gross realized losses include impairments of the Company’s CDO investments of approximately $811, $1,100 and $100, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

4.	Property and Equipment

Property and equipment consists of the following:

	Estimated useful life - in years	December 31,
		2005	2004
Property and equipment, net:
Land	N/A	$3,564	$3,564
Building	39	16,972	16,972
Building improvements	15	10,861	8,024
Leasehold improvements	1-13	71,654	42,292
Equipment and computer software	3-5	122,759	98,839
Furniture and fixtures	7	27,071	21,327
Construction in progress	N/A	294	3,462

Gross property and equipment		253,175	194,480

Less: accumulated depreciation		123,724	100,779

Property and equipment, net		$129,451	$93,701

N/A - Not applicable

Depreciation expense was $23,397, $19,739, and $20,441 for the years ended December 31, 2005, 2004 and 2003, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

5.	Other Income

Other income consists of the following:

	Year ended December 31,
	2005	2004	2003
Other income:
BlackRock Solutions	$111,551	$80,541	$58,715
Real estate property management fees	32,294	—	—
Distribution fees	11,333	—	—
Investment accounting	7,944	6,002	4,611
Other	9,892	5,145	6,194

Total other income	$173,014	$91,688	$69,520

Real estate property management fees for the year ended December 31, 2005 include $23,376 in reimbursements of the cost of compensation and benefits related to certain Realty employees. The related compensation and benefits of these employees are included in the Company’s employee compensation and benefits expense in the Consolidated Statement of Income.

6.	Derivative Instruments

SSRM acts as the portfolio manager in a series of credit swap transactions, referred to collectively as the Pillars Synthetic CDO transaction (“Pillars”). The Company has entered into a credit default swap with a major multinational financial institution (the “Counterparty”), affording the Counterparty credit protection of approximately $16,667, representing the Company’s maximum risk of loss. Under the terms of its credit default swap with the Counterparty, the Company is entitled to an annual coupon of 4% of the swap’s notional balance of $16,667 and 25.0% of the structure’s residual balance at its expected termination date of December 23, 2009. The Company’s management has performed a control assessment of its variable interest in Pillars (a collateral management agreement and the credit default swap) under FIN 46(R) and has concluded the Company is not Pillars’ primary beneficiary. Pursuant to SFAS No. 133, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. The Company recorded a loss of $213 in non-operating income in the Consolidated Statement of Income related to changes in the fair value of this credit default swap during the year ended December 31, 2005. At December 31, 2005, the fair value of the Pillars credit default swap was approximately $4,712 and was included in other assets on the Consolidated Statement of Financial Condition.

The Company has entered into forward foreign currency exchange contracts with a major multinational financial institution to hedge foreign currency exposures related to non-dollar denominated seed investments in its Consolidated Statement of Financial Condition. All such contracts matured during 2005. At December 31, 2004, the contracts had an aggregate notional amount of $13,382 and unrealized depreciation of $172. Unrealized depreciation on derivatives is included in other liabilities on the Consolidated Statement of Financial Condition with the respective change included in general and administration expense on the Consolidated Statement of Income.

By using derivative financial instruments, the Company exposes itself to market risk. Market risk from forward foreign currency exchange contracts is the effect on the value of a financial instrument that results from a change in currency exchange rates. The Company manages exposure to market risk associated with foreign currency exchange contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

7.	Intangible Assets

Intangible assets at December 31, 2005 and 2004 consist of the following:

	Weighted-avg. estimated useful life	December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets
Goodwill and indefinite-life intangible assets:
Goodwill	N/A	$242,765	$65,842	$176,923
Acquired management contracts:
Mutual funds	N/A	189,910	—	189,910
Private investment funds	N/A	44,242	—	44,242
Other	N/A	12,891	—	12,891

Total goodwill and indefinite-life intangible assets		489,808	65,842	423,966

Finite-life intangible assets:
Acquired management contracts:
Institutional separate accounts	10.7	56,900	5,932	50,968
Private investment funds	9.9	8,140	4,541	3,599
Collaterized debt obligations	9.0	6,200	751	5,449

Total finite-life intangible assets	10.5	71,240	11,224	60,016

Total intangible assets		$561,048	$77,066	$483,982

	Weighted-avg. estimated useful life	December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Intangible Assets
Goodwill and indefinite-life intangible assets:
Goodwill	N/A	$242,766	$65,842	$176,924
Acquired management contracts:
Private investment funds	N/A	2,842	—	2,842
Other	N/A	23	—	23

Total goodwill and indefinite-life intangible assets		245,631	65,842	179,789

Finite-life intangible assets
Acquired management contracts:
Private investment funds	10.0	8,040	3,719	4,321

Total intangible assets		$253,671	$69,561	$184,110

N/A - Not applicable

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

7.	Intangible Assets (continued)

Goodwill

The consolidated financial statements reflect the results of operations of the former BlackRock Financial Management, L.P. and BFM Advisory L.P., which were acquired by PNC on February 28, 1995. The unamortized balance of this goodwill was $174,452 as of December 31, 2005 and 2004.

Finite-Life Acquired Management Contracts

On May 15, 2000, BlackRock entered into a contract in connection with the agreement and plan of merger of CORE Cap, Inc. with Anthracite Capital, Inc. (“Anthracite”), a BlackRock managed REIT. This agreement assigns the managerial rights and duties of CORE Cap, Inc.’s former manager to BlackRock for consideration in the amount of $12,500 to be paid by BlackRock over a ten-year period. The present value of the acquired contract using an imputed interest rate of 10%, the prevailing interest rate on the date of acquisition, was $8,040 on May 15, 2000. This amount was recorded as an intangible asset and is being amortized on a straight-line basis over ten years. As of December 31, 2005, the unamortized balance on this management contract was $3,599. The Company’s remaining liability of $3,791 is included in long-term borrowings on the Consolidated Statements of Financial Condition. The Company’s remaining cash obligation as of December 31, 2005 is approximately $1,000 per year for the next five years. If Anthracite’s management contract with BFM is terminated, not renewed or not extended for any reason other than cause, Anthracite would remit to the Company all future payments due under this obligation.

In January 2005, the Company acquired $63,200 in finite-life management contracts from MetLife, consisting of $56,900 in contracts with institutional separate accounts, $6,200 in contracts with CDOs and $100 in contracts with private investment funds. The useful lives of finite-life acquired management contracts range from five to 20 years.

Future expected amortization expense for intangible assets for each of the five succeeding years is as follows:

2006	$8,114
2007	$8,114
2008	$8,114
2009	$8,114
2010	$7,043

Indefinite-Life Acquired Management Contracts

In January 2005, the Company acquired $229,200 in indefinite-life management contracts from MetLife, consisting of $187,800 in contracts with mutual funds and $41,400 in contracts with alternative investment funds.

During 2003, the Company acquired a fund of hedge funds manager. In conjunction with this acquisition, the Company assumed management contracts over commingled investment vehicles which were indefinite in nature. As a result, the fair value of the contracts, approximating $1,972 was recorded in intangible assets and is not subject to amortization.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

8.	Borrowings

In February 2005, the Company issued $250,000 aggregate principal amount of convertible debentures (the “Debentures”), due in 2035 and bearing interest at a rate of 2.625% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, and commenced August 15, 2005. The Company used a portion of the net proceeds from this issuance to retire a $150,000 bridge promissory note, the proceeds of which were used to fund a portion of the purchase price for the SSR acquisition.

Prior to February 15, 2009, the Debentures may be convertible at the option of the holder at an initial conversion rate of 9.7282 shares of common stock per $1 principal amount of Debentures under certain circumstances. The Debentures will be convertible into cash and, in some situations as described below, additional shares of the Company’s class A common stock, if during the five business day period after any five consecutive trading day period in which the trading price per debenture for each day of such period is less than 103% of the product of the last reported sales price of the class A common stock of the Company and the conversion rate of the Debentures on each such day, or upon the occurrence of certain other corporate events, such as a distribution to the holders of class A common stock of certain rights, assets or debt securities, if the Company becomes party to a merger, consolidation or transfer of all or substantially all of its assets, or if a change of control of the Company occurs. On and after February 15, 2009, the Debentures will be convertible into cash at any time prior to maturity at the option of the holder and, in some situations as described below, additional shares of the Company’s class A common stock at the above initial conversion rate, subject to adjustments. As a result of the agreement with Merrill Lynch, holders of the Company’s Debentures may have the right to convert their Debentures at any time from and after the date which is 15 days prior to the anticipated effective date of the contemplated transaction with Merrill Lynch until 15 days after the actual date of such transaction.

At the time the Debentures are tendered for conversion, for each $1 principal amount of Debentures converted, a holder shall be entitled to receive cash and shares of class A common stock, if any, the aggregate value of which (the “conversion value”) will be determined by multiplying the applicable conversion rate by the average of the daily volume weighted average price of class A common stock for each of the ten consecutive trading days beginning on the second trading day immediately following the day the Debentures are tendered for conversion (the “ten day weighted average price”). The Company will deliver the conversion value to holders as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the aggregate conversion value of the Debentures to be converted and (b) the aggregate principal amount of the Debentures to be converted, and (2) if the aggregate conversion value of the Debentures to be converted is greater than the principal return, an amount in shares (the “net shares”), determined as set forth below, equal to such aggregate conversion value less the principal return (the “net share amount”). The number of net shares to be paid will be determined by dividing the net share amount by the ten day weighted average price. In lieu of delivering fractional shares, the Company will deliver cash based on the ten day weighted average price.

The conversion rate for the Debentures is subject to adjustments upon the occurrence of certain corporate events, such as a change of control of the Company, an increase in the Company’s quarterly dividend greater than $0.30 per share, the issuance of certain rights or warrants to holders of, or subdivisions on, the class A common stock, a distribution of assets or indebtedness to holders of class A common stock or a tender offer on the class A common stock. The conversion rate adjustments vary depending upon the specific corporate event necessitating the adjustment and serve to ensure that the economic rights of the Debentures are preserved in such event. The initial conversion rate of 9.7282 was determined by the underwriters based on market conditions. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors. The Board of Directors will determine future dividend policy based on the Company’s results of operations, financial condition, capital requirements and other circumstances.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

8.	Borrowings (continued)

If certain transactions that constitute a change of control occur on or prior to February 15, 2010, under certain circumstances, the Company will provide for a make-whole amount by increasing, for a certain time period, the conversion rate by a number of additional shares of class A common stock for conversions of Debentures in connection with such transactions. The amount of additional shares will be determined based on the price paid per share of class A common stock in the transaction constituting a change of control and the effective date of such transaction. However, if such transaction constitutes a public acquirer change of control, the Company may elect to issue shares of the acquiring company rather than BlackRock shares.

Beginning February 20, 2010, the Company may redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any. Holders of the Debentures have the right to require the Company to repurchase the Debentures for cash on February 15, 2010, 2015, 2020, 2025 and 2030. In addition, holders of the Debentures may require the Company to repurchase the Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, including contingent interest and accrued and unpaid liquidated damages, if any, (i) upon a change of control of the Company or (ii) if the class A common stock is neither listed for trading on the New York Stock Exchange nor approved for trading on the NASDAQ.

The Company is obligated to pay contingent interest, which is the amount of interest payable to holders of the Debentures for any six-month period from February 15 to August 15 or from August 15 to February 15, with the initial six-month period commencing February 15, 2010, if the trading price of the Debentures for each of the ten trading days immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the Debentures. During any period when contingent interest is payable, the contingent interest payable per Debenture will equal 0.25% of the average trading price of the Debentures during the ten trading days immediately preceding the first day of the applicable six-month interest period.

The Company will pay liquidated damages to holders of the Debentures if the Company suspends the use of the SEC registration statement, and thereby prevents such holders from reselling their Debentures for a period that exceeds (i) 45 days in any three month period or (ii) an aggregate of 120 days in any 12 month period. During any period when liquidated damages are payable, the liquidated damages payable per Debenture will equal 0.25% of the outstanding principal amount of the Debentures for the first 90 days after the occurrence of the offending event and 0.50% of the outstanding principal amount of the Debentures after the first 90 days. The Company has not suspended the use of the registration statement.

The Company does not currently anticipate that any of the put and call rights, conversion rights, adjustments to the conversion rate, contingent interest and liquidated damages features will affect the Company’s liquidity and capital resources.

Under EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, the Debentures will be included in the Company’s calculation of diluted earnings per share to the extent that the average stock price of BlackRock’s common stock for the period is above the $102.79 conversion rate, subject to certain adjustments. The impact of EITF 04-8 on the Company’s 2005 earnings per share was less than $0.01 per share.

Through January 31, 2006, Realty had a $200,000 line of credit with a subsidiary of MetLife (see Note 13).

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

9.	Commitments and Contingencies

Lease Commitments

The Company leases its primary office space and certain office equipment under agreements which expire through 2017. Future minimum commitments under these operating leases are as follows:

2006	$22,161
2007	21,706
2008	21,342
2009	21,611
2010	21,666
Thereafter	122,845

$231,331

Occupancy expense, including rent, depreciation on building and leasehold improvements, utilities and other related expenses, amounted to $36,190, $23,407 and $22,033 for the years ended December 31, 2005, 2004 and 2003, respectively.

Acquisition-Related Contingencies

In January 2005, the Company closed its acquisition of SSR from MetLife. Under the terms of the transaction, MetLife received at closing $237.4 million in cash and approximately 550,000 shares of BlackRock restricted class A common stock. Additional cash consideration could be paid over five years contingent upon certain measures. See Note 2 for discussion of these acquisition-related contingencies.

Acquired Management Contract Obligation

See Note 7 for discussion of the Company’s acquired management contract obligation.

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

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

9.	Commitments (continued)

Other

The Company acts as the collateral manager in a synthetic CDO transaction and has a maximum potential exposure of $16,667 under a credit default swap contained in this transaction. See Note 6 for further discussion of this CDO and the related commitment.

The Company has entered into a commitment to invest $15,100 in Carbon Capital II, Inc. (“Carbon”), an alternative investment fund sponsored by BlackRock, of which $8,230 remained unfunded at December 31, 2005. The commitment expires on October 12, 2007. If Carbon has not called the entire commitment by that date, the remaining undrawn commitment would no longer be callable.

As a part of the SSR acquisition, the Company acquired the Realty, which has a management contract to manage Tower Fund (“Tower”), an open-end commingled real estate separate account, from MetLife. As currently structured, Tower cannot have an adviser that is not an insurance company and, as such, BlackRock currently acts as a sub-adviser to the fund. The Company is attempting to transfer the assets and investors of Tower to a REIT structure whereby BlackRock would be able to manage the fund directly. The Company will incur transfer taxes during the conversion process based on the market value of the fund on the date of conversion, as well as other costs, the total of which could amount to $10.0 million or more. If the conversion is completed, it is expected to take place in 2006. As the conversion costs are dependent upon the market value of assets in Tower on the conversion date, the ultimate liability was not estimable at December 31, 2005 and, as such, this obligation has been excluded from the Consolidated Financial Statements.

On April 30, 2003, the Company purchased an investment manager of a fund of hedge funds for approximately $4,100 in cash. Additionally, the Company has committed to purchase the remaining equity of the investment manager on March 31, 2008, subject to certain acceleration provisions. The purchase price of this remaining interest is performance-based and is not subject to a maximum, minimum or the continued employment of former employees of the investment manager with the Company. Based on the current performance of the investment manager, the Company’s obligation, if settled at December 31, 2005, would be approximately $6,634. BlackRock has not recorded any liability in the Consolidated Statement of Financial Condition as of December 31, 2005 in connection with this commitment as the ultimate amount of the liability, if any, could not be accurately determined at that time.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

10.	Variable Interest Entities

The Company is involved with various entities in the normal course of business that are considered to be variable interest entities (“VIEs”) and holds interests therein, including investment advisory agreements and equity securities, which are be considered variable interests. The Company engages in these transactions principally to address client needs through the launch of CDOs and private investment funds. At December 31, 2005, the aggregate assets, debt and BlackRock’s risk of loss in VIEs in which BlackRock has not been deemed primary beneficiary are as follows:

	Assets	Debt	BlackRock’s Risk of Loss
December 31, 2005
Collateralized debt obligations	$6,289,500	$5,491,200	$42,383
Private investment funds	5,185,500	1,051,400	18,944

Total	$11,475,000	$6,542,600	$61,327

December 31, 2004
Collateralized debt obligations	$3,152,000	$2,700,000	$13,800
Private investment funds	1,872,000	125,000	33,000

Total	$5,024,000	$2,825,000	$46,800

11.	Employee Benefit Plans

Involuntary Deferred Compensation Plan

Effective January 2002, the Company adopted an Involuntary Deferred Compensation Plan (“IDCP”) for the purpose of providing deferred compensation and retention incentives to key officers and employees. The IDCP provides for a mandatory deferral of up to 15% of annual incentive compensation. The mandatory deferral is matched by BlackRock in an amount equal to 20% of the deferral and vests on a straight-line basis over a three-year vesting period. The matching contribution and investment income related to the mandatory deferral vests on the third-year anniversary of the deferral date. The Company funds the obligation through the establishment of a Rabbi Trust on behalf of the participants in the plan.

Voluntary Deferred Compensation Plan

Effective January 2002, the Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) which allows participants to elect to defer between 1% and 100% of that portion of his or her annual incentive compensation not mandatorily deferred under the IDCP. The participants must specify a deferral period of one, three, five or ten years. The Company funds the obligation through the establishment of a Rabbi Trust on behalf of the participants in the plan.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

11.	Employee Benefit Plans (continued)

Rabbi Trust

The Rabbi Trust established for the IDCP and VDCP, with assets totaling $46,814 and $40,408 as of December 31, 2005 and 2004, respectively, is reflected in investments on the Company’s Consolidated Statements of Financial Condition and such investments are classified as trading and other. The corresponding liability balance of $46,352 and $40,077 as of December 31, 2005 and 2004 is reflected in the Company’s Consolidated Statements of Financial Condition as accrued compensation. Earnings in the Rabbi Trust, including unrealized appreciation or depreciation, are reflected as non-operating income or loss and changes in the corresponding liability are reflected as employee compensation and benefits expense in the accompanying Consolidated Statements of Income.

Defined Benefit Plans

Certain employees of the Company participate in PNC’s non-contributory defined benefit pension plan. Effective July 1, 2004, PNC froze all accrued benefits related to BlackRock participants under this plan and closed this plan to new BlackRock participants. Retirement benefits are based on compensation level, age and length of service. Pension contributions are based on actuarially determined amounts necessary to fund total benefits payable to plan participants. During 2000, the Company contributed approximately $1,600 to the plan and had prepaid balances of approximately $1,026 and $649 in pension benefit obligation as of December 31, 2005 and 2004, respectively. These amounts were recorded in other assets in the Consolidated Statements of Financial Condition. BlackRock recorded a pension benefit of $133 during the year ended December 31, 2005 and incurred $10 and $522 in pension expense during the years ended December 31, 2004 and 2003, respectively.

Through the SSR acquisition, the Company assumed an additional defined benefit pension plan. All accrued benefits under the defined benefit pension plan are currently frozen and the plan is closed to new participants. Participant benefits under the plan will not change with salary increases or additional years of service.

SSR pension benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants and changes in plan asset levels.

The measurement date used to determine the pension benefit obligation for the defined pension benefit plan is January 1, 2005.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

11.	Employee Benefit Plans (continued)

Defined Benefit Plans (continued)

Accrued pension costs are included in accrued compensation in the Consolidated Statements of Financial Condition. The following table presents the funded status of the plan:

December 31, 2005
Change in accumulated benefit obligation:
Accumulated benefit obligation, as of January 31, 2005	$3,732
Service cost	178
Actuarial loss	(110)
Disbursements	(115)

Accumulated benefit obligation, end of year	$3,685

December 31, 2005
Change in plan assets:
Fair value of plan assets, as of January 31, 2005	$2,339
Actual return on plan assets	107
Employer contributions	396
Disbursements	(115)

Fair value of plan assets, end of year	$2,727

December 31, 2005
Funded status:
Accumulated benefit obligation, as of January 31, 2005	$(958)
Fair value of plan assets
Unrecognized net gain	(41)

Accrued benefit cost, end of year	$(999)

The net benefit cost consists of the following:

December 31, 2005
Net periodic benefit cost:
Interest cost	$178
Expected return on plan assets	(177)

Net periodic benefit cost	$1

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

11.	Employee Benefit Plans (continued)

Weighted-average assumptions used to determine benefit obligations at December 31, 2005:

Discount rate	5.50%
Expected long-term return on plan assets	8.00%
Rate of compensation increase	N/A

Weighted-average allocation of pension plan assets is as follows:

December 31, 2005
Asset Category
Equity	44.0%
Debt	54.0
Other	2.0

Total	100.0%

Plan assets consist primarily of listed domestic equity securities and U.S. government, agency and corporate debt securities held in two BlackRock Funds. Plan assets do not include any common stock or debt of BlackRock.

The Company does not expect to make a contribution into the pension plan during 2006. The following benefit payments are expected to be paid:

Periods

January 1, 2006 - December 31, 2006	$104
January 1, 2007 - December 31, 2007	$116
January 1, 2008 - December 31, 2008	$133
January 1, 2009 - December 31, 2009	$143
January 1, 2010 - December 31, 2010	$152
January 1, 2011 - December 31, 2015	$883

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

11.	Employee Benefit Plans (continued)

Defined Contribution Plans

The Company’s employees participate in PNC’s Incentive Savings Plan (“ISP”), a defined contribution plan. Under the ISP, the Company matches employee contributions of up to 6% of eligible compensation as defined by the plan, subject to Internal Revenue Code limitations. ISP expense for the Company was $7,221, $5,452 and $4,224 for the years ended December 31, 2005, 2004 and 2003, respectively. Contributions to the ISP were matched primarily by shares of BlackRock’s class A common stock in 2005 and 2004. 500,000 shares of BlackRock’s class A common stock have been reserved for the ISP, of which approximately 440,000 shares have been issued as of December 31, 2005.

BIL contributes to the BlackRock Group Personal Pension Plan (the “Pension Plan”), a defined contribution plan, for all employees who have been employed with BIL for greater than three months. Under the Pension Plan, BI contributes 12.8% of each employee’s eligible compensation, which totaled $833, $772 and $663 during the years ended December 31, 2005, 2004 and 2003, respectively.

The Company assumed two 401(k) and Retirement Savings Plans covering employees of SSRM and Realty (the “Research Plan” and “Realty Plan,” respectively) as a result of the SSR acquisition. Effective with the closing of the SSR acquisition, accrued benefits for all participants in the Research Plan and selected participants in the Realty Plan were frozen and the Research Plan was closed to new participants. All participants whose accrued benefits were frozen will participate in the ISP. For all employees who remain active participants in the Realty Plan, employee contributions of up to 3%, as well as an additional 50% of the next 2% of eligible compensation, subject to Internal Revenue Code limitations, are matched by the Company.

Deferred Compensation Plans

SSRM and Realty have deferred compensation plans (collectively, the “SSR New Plans”) which allow participants to elect to defer a portion of their annual incentive compensation for either a fixed term or until retirement and invest the funds in specified investments. SSR has funded a portion of the obligation through the purchase of company-owned life insurance (“COLI”) policies to the benefit of SSR. The COLI assets are carried at fair value on the Consolidated Statement of Financial Condition, and at December 31, 2005, the value of the COLI assets was $13,039 and was recorded in other assets. Changes in the cash surrender value of the COLI policies are recorded to investment income in the Consolidated Statement of Income. In addition, the Company has recorded a related obligation to repay the deferred incentive compensation, plus applicable earnings, to employees, which totaled $15,499 and was recorded in accrued compensation on the Consolidated Statement of Financial Condition as of December 31, 2005. Changes in the Company’s obligation under the SSR New Plan, as a result of appreciation of the underlying investments in an employee’s account, are recorded as compensation and benefits expense in the Consolidated Statements of Operations.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

11.	Employee Benefit Plans (continued)

Deferred Compensation Plans (continued)

Prior to 2003, SSR sponsored a deferred compensation plan (the “SSR Old Plan”) under which eligible participants could defer annual incentive compensation and commissions for either a fixed term or until retirement. Obligations under this plan were funded through split-dollar life insurance policies acquired by SSR to the benefit of the respective participant. SSR is entitled to the return of any premium paid by the Company and, as such, premiums paid are recorded by SSR as a receivable from the participant. At the end of a participant’s deferral period, all amounts advanced by SSR under the SSR Old Plan will be applied first against the obligation to repay premiums advanced by SSR, with any remaining value accruing to the benefit of the employee. All obligations under the SSR Old Plan are convertible to obligations under the SSR New Plan at the election of the participant at the respective insurance policy’s cash surrender value. At December 31, 2005, the amount due from employees and obligations under the SSR Old Plan were $3,032.

Post-retirement Benefits

PNC provides certain post-retirement health care and life insurance benefits for qualifying retired employees. Expenses for post-retirement benefits allocated to the Company by PNC were $68, $111 and $37 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, accrued post-retirement benefits included in the Consolidated Statements of Financial Condition totaled $663 and $740, respectively. No separate financial obligation data for the Company is available with respect to such plan.

12.	Stock Award and Incentive Plans

Stock Award and Incentive Plan

Pursuant to the Company’s Stock Award and Incentive Plan (the “Award Plan”), options are granted at an exercise price not less than the market value of common stock on the date of grant. These options have a ten-year life, vest ratably over periods ranging from 2-4 years and become exercisable upon vesting.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

12.	Stock Award and Incentive Plans (continued)

Stock Award and Incentive Plan (continued)

Stock option activity during 2003 - 2005 is summarized below:

Outstanding at	Shares under option	Weighted Average Exercise price
December 31, 2002	5,806,364	$36.17
Granted	15,000	$41.39
Exercised	209,357	$20.65
Canceled	164,000	$40.48

December 31, 2003	5,448,007	$36.65
Exercised	375,021	$33.42
Canceled	137,250	$38.31

December 31, 2004	4,935,736	$36.84
Exercised	320,093	$37.18
Canceled	38,002	$37.36

December 31, 2005	4,577,641	$36.81

Through January 2006, the Company had issued approximately 780,000 restricted shares of class A common stock to certain employees under the Award Plan. These restricted shares vest over periods ranging from three to four years and are expensed using the straight-line method over the respective vesting period. Expense incurred during the years ended December 31, 2005 and 2004, totaled $11,828 and $5,395, respectively.

A maximum of 9,000,000 shares of class A common stock are authorized for issuance under the Award Plan at December 31, 2005. Of this amount, 2,728,792 shares remain available for future awards. The number of shares vested at December 31, 2005 was 1,058,141.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

12.	Stock Award and Incentive Plans (continued)

Stock Award and Incentive Plan (continued)

Stock options outstanding and exercisable as of December 31, 2005 are as follows:

Range of exercise prices	Outstanding shares under option	Weighted average remaining life	Weighted average exercise price of shares outstanding	Exercisable shares under option	Weighted average exercise price of exercisable shares
(per share)		(years)	(per share)
$14.00	301,529	3.75	$14.00	301,529	$14.00
$32.47	3,000	5.29	$32.47	3,000	$32.47
$37.36	3,504,500	6.79	$37.36	—	$0.00
$40.03 - $44.22	768,612	5.00	$43.28	753,612	$43.31

	4,577,641	6.40	$36.81	1,058,141	$34.93

BlackRock, Inc. Long-Term Retention and Incentive Plan

The BlackRock, Inc. Long-Term Retention and Incentive Plan (“LTIP”) permits the grant of up to $240,000 in deferred compensation awards (the “LTIP Awards”), of which the Company has granted approximately $230,300. Under the terms of the LTIP, grants of initial awards could not vest if BlackRock’s average closing stock price was below $62.00 for each three-month period beginning on or after January 1, 2005 and ending on or prior to March 30, 2007. In addition to the stock price threshold, the vesting of awards is contingent on the participants’ continued employment with the Company for periods ranging from two to five years through the payment date in early 2007. Prior to 2004, the Company did not expense the LTIP awards as they were subject to the share price threshold. However, during the third quarter of 2004, management reassessed the likelihood of vesting of the LTIP Awards as probable of reaching the stock price threshold and recorded an initial charge of $90,606 under the LTIP Plan. In the first quarter of 2005, the Company’s average closing stock price was above the $62.00 threshold and the stock price provision was met. Annual expense attributable to LTIP awards was $59,375 and $103,999 during the years ended December 31, 2005 and 2004, respectively.

Up to $200,000 of the LTIP Awards will result in no economic cost to the Company as this amount will be funded with up to 4,000,000 shares of BlackRock class A common stock to be surrendered by PNC and distributed to LTIP participants in 2007, less income tax withholding. Shares attributable to value in excess of PNC’s $200,000 LTIP funding requirement will be available to support future long-term retention and incentive programs but are not subject to surrender by PNC until the programs are approved by the Compensation Committee of the Company’s Board of Directors and, as the majority shareholder, PNC. In addition, shares distributed to LTIP participants in 2007 will include an option to put such distributed shares back to BlackRock at fair market value. The remaining $40,000 of awards are payable in cash by the Company with the corresponding expense fully reflected in both reported and adjusted earnings.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

12.	Stock Award and Incentive Plans (continued)

BlackRock, Inc. Long-Term Retention and Incentive Plan (continued)

On the payment date, the Company will record a $200,000 capital contribution from PNC. Since the stock based awards payable under the Plan will consist of previously issued and outstanding shares of class A common stock currently owned by PNC, no additional dilution will result from the stock based awards. The put option was provided to LTIP participants for liquidity purposes due to the Company’s small public float (over 80% of outstanding shares are owned by PNC and employees). The Company’s average daily trading volume for the past four quarters approximated 80,000 shares of class A common stock as compared to approximately 1.5 million shares of class A common stock that will be distributed to employees in early 2007, based on the Company’s class A common stock closing price on December 31, 2005. Put elections made by employees will be accounted for as treasury stock repurchases and will be accretive to the Company’s earnings per share.

Employee Stock Purchase Plan

The terms of the BlackRock Employee Stock Purchase Plan (“ESPP”) allow eligible employees to purchase shares of the Company’s class A common stock at 85% of the lesser of fair market value on the first or last day of each six-month offering period. Eligible employees may not purchase more than 500 shares of class A common stock in any six-month offering period. In addition, for any calendar year in which the option to purchase shares is outstanding, Section 423(b)(8) of the Internal Revenue Code restricts an ESPP participant from purchasing more than $25 worth of class A common stock based on its fair market value. The Company uses the fair value method of measuring compensation cost pursuant to SFAS No. 123 and incurred ESPP-related compensation expense of approximately $1,258, $824 and $624 during the years ended December 31, 2005, 2004 and 2003, respectively. A total of 1,250,000 shares of class A common stock are available for issuance under the ESPP. The estimated number of shares to be issued for the offering period ending February 1, 2006 is approximately 330,000.

Fair Value Disclosures

The fair value of ESPP shares is estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Expected dividend yield	1.42% to 1.5%	1.60% to 1.72%	0.00%
Expected volatility	19.46% to 24.24%	21.97% to 22.45%	18.76% to 24.63%
Risk-free interest	2.77% to 3.69%	1.00% to 1.74%	1.03% to 1.2%
Expected term	6 months	6 months	8 years

These assumptions are developed by management based upon reviews of third party market data as of the end of the latest offer period. The Company’s first dividend was not declared until August 18, 2003 and, therefore, the Company’s estimated dividend yield remained at 0% during 2003.

The weighted average fair value of the discount on ESPP shares acquired by employees in 2005, 2004 and 2003 was $17.46, $12.65 and $9.82 per share, respectively.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

12.	Stock Award and Incentive Plans (continued)

Deferred Compensation Plan

The Company has a Long-term Deferred Compensation Plan (the “Plan”) to provide a competitive long-term incentive for key officers and employees. The awards vested through 2005 and were expensed using the straight-line method over the respective vesting periods. No compensation expense was recognized under the Plan for the years ended December 31, 2005 and 2004 and a reversal of prior period expense of $1,821 was recognized for the year ended December 31, 2003. There were no outstanding awards under the Plan at December 31, 2005.

13.	Related Party Transactions

The Company and its consolidated subsidiaries provide investment advisory and administration services to BlackRock Funds, the BlackRock Liquidity Funds, the BlackRock Closed-End Funds and other commingled funds.

Revenues for services provided by affiliates to these mutual funds, including amounts earned from PNC-related accounts, are as follows:

	Year ended December 31,
	2005	2004	2003
Investment advisory and administration fees from affiliates:
BlackRock Funds:
PNC	$27,186	$32,259	$39,771
Other	108,279	37,807	29,590
BlackRock Closed-end Funds - Other	89,873	71,443	52,685
BlackRock Liquidity Funds*
PNC	17,113	14,028	13,131
Other*	67,715	64,237	69,904
PNC Investment Contract Fund	885	1,034	1,055

Total investment advisory and administration fees from affiliates	311,051	220,808	206,136

Reconciliation to total investment advisory and administration fees:
Other investment advisory and administration fees - unaffiliated	2,015	141	—

Total investment advisory and administration fees	$313,066	$220,949	$206,136

*	Includes the International Dollar Reserve Fund I, Ltd., a Cayman Islands open-ended limited liability company.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

13.	Related Party Transactions (continued)

The Company provides investment advisory and administration services to certain PNC subsidiaries, MetLife sponsored variable annuities and separate accounts, Nomura Asset Management Co., Ltd. (“Nomura”), a strategic joint venture partner, and affiliates of Nomura, for a fee, based on AUM. In addition, the Company provides risk management and private client services to PNC.

Revenues for such services are as follows:

	Year ended December 31,
	2005	2004	2003
Fees on separate accounts of affiliates:
MetLife	$51,805	$0	$0
Nomura	8,781	9,594	13,021
PNC	5,868	6,648	7,585
Private client services - PNC	5,532	5,525	5,525
Alternative investments - PNC	1,925	497	103
Other income-risk management - PNC	5,387	5,000	5,000
Other income-risk management - Nomura	450	0	0

Total fees on separate accounts of affiliates	$79,748	$27,264	$31,234

Total revenue earned by BlackRock for providing asset management and other services to PNC subsidiaries or PNC-related accounts for the years ended December 31, 2005, 2004 and 2003 totaled $63,896, $64,991 and $72,067, respectively.

PNC provides certain general and administration services to the Company. Charges for such services were based on actual usage or on defined formulas which, in management’s view, resulted in reasonable allocations. Additionally, the Company has entered into sub-advisory and consulting agreements with Nomura and an entity whose President and Chief Executive Officer serves on the Company’s Board of Directors.

MetLife provided general and administration services to the Company during the transition period in support of SSR and its consolidated subsidiaries. These services ceased during the second quarter of 2005 and totaled $1,576 in 2005. In addition, BlackRock leases a portion of its office space under a formal sublease agreement with a subsidiary of MetLife. The lease expires in 2013. For the year ended December 31, 2005, the Company recorded $2,603 of rent expense associated with this agreement.

Through January 31, 2005, Realty maintained a $200,000 line of credit with a subsidiary of MetLife. Realty used the line of credit to finance the acquisition of real estate prior to the closing of sponsored investment funds. During the first quarter of 2005, the Company repaid all outstanding advances under the line of credit, which totaled $92,500, following the sale of related real estate to a newly formed investment fund. At December 31, 2005, Realty had no advances outstanding under the line of credit and the line of credit expired on January 31, 2006.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

13.	Related Party Transactions (continued)

Aggregate expenses included in the Consolidated Statements of Income for transactions with related parties are as follows:

	Year ended December 31,
	2005	2004	2003
Expenses paid to affiliates:
Fund administration and servicing costs	$16,846	$18,342	$26,949
General and administration	8,656	4,346	5,773
General and administration-consulting	4,059	4,571	1,447

Total expenses paid to affiliates	$29,561	$27,259	$34,169

Additionally, an indirect wholly-owned subsidiary of PNC acts as a financial intermediary associated with the sale of back-end loaded shares of certain BlackRock Funds. This entity finances broker sales commissions and receives all associated sales charges.

Included in accounts receivable is approximately $29,155 and $4,775 at December 31, 2005 and 2004, respectively, receivable from affiliates, primarily representing investment advisory and administration services provided to MetLife, Nomura and PNC subsidiaries and affiliates.

Included in other assets are advances to employees under the deferred compensation plan sponsored by SSR prior to 2003 (“SSR Old Plan”) and Company owned-life insurance policies, underwritten by MetLife, which are used to fund obligations under the SSR deferred compensation plan (“SSR New Plan”) totaling $3,032 and $13,042, respectively. See Note 11 for further discussion of the Company’s benefit plans.

Accounts payable and accrued liabilities payable to affiliates were $11,893 and $3,632 at December 31, 2005 and 2004, respectively. These amounts include income taxes payable and accrued fund administration and servicing costs payable to PNC in both years and do not bear interest.

14.	Net Capital Requirements

As a registered broker-dealer, BII and SSRIS are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels. At December 31, 2005, BII’s net capital was $8,854 in excess of regulatory requirements. At December 31, 2005, SSRIS’s net capital was $14,529 in excess of regulatory requirements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

15.	Common Stock

BlackRock’s authorized class A common stock, $0.01 par value, was 250,000,000 shares at December 31, 2005 and 2004. BlackRock’s authorized class B common stock, $0.01 par value, was 100,000,000 shares at December 31, 2005 and 2004. Holders of class A common stock have one vote per share and holders of class B common stock have five votes per share on all stockholder matters affecting both classes.

The Company’s common shares issued and outstanding and related activity consist of the following:

	Shares issued
	Common shares Class		Treasury shares Class		Shares outstanding Class
	A	B	A	B	A	B
January 1, 2003	17,606,801	47,629,373	(38,714)	(281,281)	17,568,087	47,348,092
Conversion of class B stock to class A stock	1,144,059	(1,508,636)	364,577	—	1,508,636	(1,508,636)
Issuance of class A common stock	493,018	—	525,015	—	1,018,033	—
Treasury stock transactions	—	—	(1,804,945)	(32,345)	(1,804,945)	(32,345)

December 31, 2003	19,243,878	46,120,737	(954,067)	(313,626)	18,289,811	45,807,111
Conversion of class B stock to class A stock	—	(621,227)	621,197	—	621,197	(621,227)
Issuance of class A common stock	—	—	525,508	—	525,508	—
Treasury stock transactions	—	—	(463,636)	(493,041)	(463,636)	(493,041)

December 31, 2004	19,243,878	45,499,510	(270,998)	(806,667)	18,972,880	44,692,843

Conversion of class B stock to class A stock	30,647	(382,226)	351,579	—	382,226	(382,226)
Issuance of class A common stock	700,780	—	587,580	—	1,288,360	—
Treasury stock transactions	—	—	(953,265)	—	(953,265)	—

December 31, 2005	19,975,305	45,117,284	(285,104)	(806,667)	19,690,201	44,310,617

During the years ended December 31, 2005 and 2004, the Company paid dividends of $1.20 per share, or $77,040, and $1.00 per share, or $63,660, respectively. The Board of Governors of the Federal Reserve System (“FRB”), the primary regulatory body governing PNC, is authorized to determine that the payment of dividends by a bank holding company would be an unsafe or unsound practice and to prohibit payment thereof. As a consolidated subsidiary of PNC, federal restrictions on the payment of dividends by PNC might be applied to BlackRock. In addition, FRB policy discourages the payment of dividends by a bank holding company that is not supported by current operating earnings.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

16.	Income Taxes

PNC and BlackRock have entered into a tax disaffiliation agreement that sets forth each party’s rights and obligations with respect to income tax payments and refunds and addresses related matters such as the filing of tax returns and the conduct of audits or other proceedings involving claims made by taxing authorities.

For the years ended December 31, 2005, 2004 and 2003, BlackRock has filed its own consolidated federal income tax return and has filed selected state and municipal income tax returns separately and selected state and municipal income tax returns with one or more PNC subsidiaries on a combined or unitary basis. When BlackRock is included in a group’s combined or unitary state or municipal income tax filing with PNC subsidiaries, BlackRock’s share of the liability generally will be based upon an allocation to BlackRock of a percentage of the total tax liability based upon BlackRock’s level of activity in such state or municipality.

The Jobs Act created a one-time opportunity for U.S. companies to repatriate undistributed earnings from foreign subsidiaries at a substantially reduced federal tax rate. The reduced rate is achieved via an 85% dividends received deduction. In the Company’s case foreign earnings must be repatriated by December 31, 2005 in order to qualify for this benefit. The Company’s management concluded that it was not in the Company’s best interest to repatriate any earnings under the Jobs Act. Under the provisions of APB No. 23, Accounting for Income Taxes – Special Areas, the Company has not recorded a provision for income taxes that would occur upon repatriation of foreign earnings.

The provision (benefit) for income taxes consists of the following:

	December 31,
	2005	2004	2003
Current:
Federal	$137,461	$80,631	$83,711
State and local	16,986	11,011	11,865
Foreign	3,006	3,870	1,982
Release of reserves related to New York State and New York City tax audits	—	(18,099)	—

Total current	157,453	77,413	97,558

Deferred:
Federal	(17,715)	(18,380)	(1,920)
State and local	(1,180)	(6,769)	(391)

Total deferred	(18,895)	(25,149)	(2,311)

Total	$138,558	$52,264	$95,247

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

16.	Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities, which are shown net in receivable from affiliates and accounts payable and accrued liabilities-affiliate in the consolidated statements of financial condition, consist of the following:

	December 31,
	2005	2004
Deferred tax assets:
Compensation and benefits	$105,821	$71,804
Deferred revenue	1,887	1,321
Other	5,492	5,165

Gross deferred tax asset	113,200	78,290

Deferred tax liabilities:
Goodwill	45,211	39,370
Depreciation	10,589	8,369
Other	11,680	4,311

Gross deferred tax liability	67,480	52,050

Net deferred tax asset	$45,720	$26,240

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

	Year ended December 31,
	2005	%	2004	%	2003	%
Expected income tax expense	$131,514	35.0%	$70,153	35.0%	$87,816	35.0%

Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(1,861)	(0.5)	(1,479)	(0.7)	(1,072)	(0.4)
Foreign taxes	(1,191)	(0.3)	1,186	0.6	(205)	(0.1)
Minority interest	(1,151)	(0.3)	(1,761)	(0.9)	—	—
State and local taxes	10,275	2.7	3,665	1.8	7,458	3.0
Release of reserves related to New York State and
New York City tax audits	—	—	(18,099)	(9)	—	—
Other	972	0.3	(1,401)	(0.7)	1,250	0.5

Income tax expense	$138,558	36.9%	$52,264	26.1%	$95,247	38.0%

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

17.	Comprehensive Income

	Year ended December 31,
	2005	2004	2003
Net income	$233,908	$143,141	$155,402
Other comprehensive income:
Unrealized gain (loss) from available-for-sale investments, net of tax	(1,046)	(583)	2,699
Minimum pension liability adjustment	(202)	(177)	—
Foreign currency translation (loss) gain	(4,334)	2,987	3,097

Comprehensive income	$228,326	$145,368	$161,198

18.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2005	2004	2003
Net income	$233,908	$143,141	$155,402

Basic weighted-average shares outstanding	64,182,766	63,688,955	64,653,352
Dilutive potential shares from stock options	2,692,383	2,271,518	1,207,016

Dilutive weighted-average shares outstanding	66,875,149	65,960,473	65,860,368

Basic earnings per share	$3.64	$2.25	$2.40

Diluted earnings per share	$3.50	$2.17	$2.36

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

19.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Year ended December 31,
	2005	2004	2003
Cash paid for interest	$3,940	$574	$775

Cash paid for income taxes	$134,764	$97,343	$72,181

Supplemental schedule of non-cash transactions:

	Year ended December 31,
	2005	2004	2003
Stock-based compensation	$0	$0	$6,093

Reissuance of treasury stock, class A	$29,712	$35,687	$18,412

Convertible debt issuance costs	$5,000	$0	$0

Decrease in investments due to deconsolidation of sponsored investment fund	$13,758	$0	$0

Decrease in minority interest due to deconsolidation of sponsored investment fund	$18,170	$0	$0

Stock issued in SSR acquisition	$37,212	$0	$0

Short term borrowings assumed in SSR acquisition	$111,840	$0	$0

20.	Subsequent Event

On February 15, 2006, the Company and two of its wholly-owned subsidiaries entered into an agreement with Merrill Lynch & Co., Inc. pursuant to which Merrill Lynch will contribute its investment management business, Merrill Lynch Investment Managers, to the Company. Merrill Lynch would own approximately 49% (but in any event, not more than 49.8%) of the combined company, including a 45% voting interest, PNC would maintain approximately 34% ownership share in the combined company and the remainder 17% would be held by employees and public shareholders. The transaction, which has been approved by the boards of directors of BlackRock and Merrill Lynch, is subject to various regulatory approvals, client consents, approval by BlackRock shareholders and other customary closing conditions and is expected to close on or around September 30, 2006.

BlackRock, Inc.

Notes to the Consolidated Financial Statements (continued)

(Dollar amounts in thousands except share data)

21.	Selected Quarterly Financial Data (unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
2005
Revenue	$250,083	$271,389	$300,807	$369,107	$1,191,386
Operating income	$66,582	$81,896	$79,669	$112,394	$340,541
Net income	$46,536	$53,334	$61,119	$72,919	$233,908

Earnings per share:
Basic	$0.72	$0.83	$0.95	$1.14	$3.64
Diluted	$0.70	$0.79	$0.92	$1.09	$3.50

Weighted-average shares outstanding:
Basic	64,290,510	64,354,069	64,087,871	64,002,818	64,182,766
Diluted	66,880,713	66,796,087	66,714,797	66,914,279	66,875,149

Dividend Paid Per Share	$0.30	$0.30	$0.30	$0.30	$1.20

Common stock price per share:
High	$82.45	$80.52	$89.29	$113.87	$113.87
Low	$73.64	$69.38	$79.87	$83.01	$69.38
Close	$74.93	$80.45	$88.62	$108.48	$108.48

2004
Revenue	$181,823	$183,812	$170,999	$188,677	$725,311
Operating income (loss)	$69,767	$62,581	$(22,376)	$55,826	$165,798
Net income (loss)	$55,207	$47,996	$(9,814)	$49,752	$143,141

Earnings (loss) per share:
Basic	$0.87	$0.75	$(0.15)	$0.78	$2.25
Diluted	$0.84	$0.73	$(0.15)	$0.75	$2.17

Weighted-average shares outstanding:
Basic	63,775,783	63,647,316	63,676,776	63,676,069	63,688,955
Diluted	65,807,605	65,766,979	63,676,776	66,229,527	65,960,473

Dividend Paid Per Share	$0.25	$0.25	$0.25	$0.25	$1.00

Common stock price per share:
High	$62.34	$66.93	$76.00	$78.24	$78.24
Low	$53.03	$57.80	$60.66	$68.83	$53.03
Close	$61.17	$63.83	$73.49	$77.26	$77.26

EXHIBIT INDEX

Exhibit No.	Description
2.1(18)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., New Boise, Inc., Boise Merger Sub, Inc. and the Registrant.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(8)	Amended and Restated Bylaws of the Registrant.

3.3(17)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(17)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(17)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

4.1(1)	Specimen of Common Stock Certificate (per class).

4.2(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3(9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4(16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5(16)	Form of 2.625% Convertible Debenture due 2035 included as Exhibit A to Exhibit 4.4).

10.1(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among BlackRock Inc., PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2(1)	1999 Stock Award and Incentive Plan. +

10.4(1)	Nonemployee Directors Stock Compensation Plan. +

10.5(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp. and PNC Asset Management, Inc.

10.6(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16(10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17(10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21(19)	First Amendment, dated as of February 15, 2006, to the share surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial services group, Inc. and the Registrant.

10.22(9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.23(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.24(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.25(10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29(11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33(14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34(14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35(15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36(16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37(16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan.

10.38(16)	Registration Rights Agreement, dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as represented of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.39(17)	Employment Offer Letter to Steven E. Buller, Chief Financial Officer of BlackRock, Inc. +

10.39(20)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services, Group, Inc., New Boise, Inc. and the Registrant.

10.40(21)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co, Inc. and New Boise, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.

EXHIBIT INDEX (continued)

(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2003.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2002.
(11)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.
(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(17)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2005.
(18)	Incorporated by Reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(19)	Incorporated by Reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission file no. 001-15305) filed on February 22, 2006.
(20)	Incorporated by Reference to Exhibit 10.1 to the Registrant’s current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(21)	Incorporated by Reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission file No. 001-15305) filed on February 22, 2006.
+	Denotes compensatory plans.