Form 10-Q
period 2006-03-31
BLACKROCK INC /NY
filed 2006-05-08
CIK 1060021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

As of April 30, 2006, there were 20,023,771 shares of the registrant’s class A common stock outstanding and 44,111,479 shares of the registrant’s class B common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

- ii -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$368,098	$484,223
Accounts receivable	359,096	310,423
Receivable from affiliates	28,183	29,155
Investments	338,361	298,668
Intangible assets, net	292,139	294,168
Goodwill	200,352	189,814
Property and equipment, net	136,972	129,451
Deferred taxes	48,615	43,498
Deferred mutual fund commissions	13,528	16,025
Other assets	55,708	52,575

Total assets	$1,841,052	$1,848,000

Liabilities
Accrued compensation	$384,974	$522,637
Accounts payable and accrued liabilities	174,626	75,779
Purchase price contingencies	—	39,463
Long-term borrowings	253,791	253,791
Other liabilities	22,351	24,473

Total liabilities	835,742	916,143

Minority interest	16,368	9,614

Stockholders’ equity
Common stock, class A, 19,975,305 shares issued	200	200
Common stock, class B, 45,058,149 and 45,117,284 shares issued, respectively	452	453
Additional paid-in capital	187,954	183,797
Retained earnings	840,033	794,177
Accumulated other comprehensive income	3,460	2,673
Treasury stock, class A, at cost, 97,354 and 285,104 shares held, respectively	(9,348)	(25,248)
Treasury stock, class B, at cost, 806,667 shares held	(33,809)	(33,809)

Total stockholders’ equity	988,942	922,243

Total liabilities, minority interest and stockholders’ equity	$1,841,052	$1,848,000

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2006	2005
Revenue
Investment advisory and administration fees
Separate accounts	$262,208	$141,885
Mutual funds	87,500	70,371
Other income	45,952	37,827

Total revenue	395,660	250,083

Expense
Employee compensation and benefits	191,796	126,944
Fund administration and servicing costs	10,374	9,109
General and administration	56,984	46,167
Fee sharing payment	34,450	—
Amortization of intangible assets	2,029	1,281

Total expense	295,633	183,501

Operating income	100,027	66,582

Non-operating income (expense)
Investment income	15,064	9,786
Interest expense	(1,969)	(2,014)

Total non-operating income	13,095	7,772

Income before income taxes and minority interest	113,122	74,354
Income taxes	41,618	27,331

Income before minority interest	71,504	47,023
Minority interest	642	487

Net income	$70,862	$46,536

Earnings per share
Basic	$1.11	$0.72
Diluted	$1.06	$0.70

Dividends paid per share	$0.42	$0.30

Weighted-average shares outstanding
Basic	64,074,888	64,290,510
Diluted	66,731,560	66,880,713

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$70,862	$46,536
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	9,109	7,006
Minority interest	642	487
Stock-based compensation	26,542	18,147
Deferred income taxes	(5,117)	(4,361)
Net gain on investments	(4,029)	(3,879)
Amortization of bond issuance costs	302	125
Amortization of deferred mutual fund commissions	2,497	1,826
Accrued Merrill Lynch Investment Managers transaction costs	6,362	—
Other non-cash adjustments	(2,864)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(48,673)	(27,338)
Increase (decrease) in receivable from affiliates	972	(11,355)
Increase in investments, trading	(7,511)	(30,585)
Increase in other assets	(1,955)	(7,201)
Decrease in accrued compensation	(152,464)	(172,294)
Increase in accounts payable and accrued liabilities	45,407	46,932
(Decrease) increase in other liabilities	(2,122)	226

Cash flows from operating activities	(62,040)	(135,728)

Cash flows from investing activities
Purchase of property and equipment	(14,602)	(16,684)
Purchase of investments	(41,372)	(9,093)
Proceeds from sale of investments	16,083	18,221
Proceeds from sale of real estate held for sale	—	112,184
Acquisitions, net of cash acquired and purchase price contingencies	—	(242,707)

Cash flows from investing activities	(39,891)	(138,079)

Cash flows from financing activities
Borrowings, net of issuance costs	—	395,000
Principal repayment of borrowings	—	(150,000)
Repayment of short-term borrowings	—	(111,840)
Tax benefit from stock-based compensation	1,773	1,536
Additions to minority interest	6,111	6,374
Dividends paid	(26,891)	(19,274)
Reissuance of treasury stock	4,441	7,133
Purchase of treasury stock	(39)	(84)
Issuance of class A common stock	—	202

Cash flows from financing activities	(14,605)	129,047

Effect of exchange rate changes on cash and cash equivalents	411	(627)

Net decrease in cash and cash equivalents	(116,125)	(145,387)
Cash and cash equivalents, beginning of period	484,223	457,673

Cash and cash equivalents, end of period	$368,098	$312,286

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share data)

(unaudited)

BlackRock, Inc. (together, with its subsidiaries, “BlackRock” or the “Company”) is majority-owned indirectly by The PNC Financial Services Group, Inc. (“PNC”). BlackRock provides diversified investment management services to institutional clients, including certain subsidiaries of PNC and certain PNC-related accounts, and to individual investors through various investment vehicles. Institutional investment management services primarily consist of the active management of fixed income, equity and cash management client accounts, the management of the BlackRock Liquidity Funds, a money market mutual fund family serving the institutional market, and the management of alternative funds developed to serve various customer needs. BlackRock also offers risk management, investment system outsourcing and financial advisory services to institutional investors under the BlackRock Solutions® brand name. Individual investor services primarily consist of the management of the Company’s sponsored open-end (“BlackRock Funds”) and closed-end mutual funds.

1.	Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. All material accounts and transactions between consolidated entities have been eliminated.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006.

The interim financial data as of March 31, 2006 and for each of the three months ended March 31, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts in the Company’s prior year condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. This statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee share options and similar instruments is measured using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The Company adopted SFAS No. 123(R), using the modified-prospective transition approach, effective January 1, 2006, with no cumulative effect on net income. Under the modified-prospective transition method, the Company is recognizing compensation cost for share-based awards to employees based on their grant-date fair value from January 1, 2006, as well as compensation cost for awards that were granted prior to, but not vested as of, the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. The impact of SFAS No. 123(R) was to reduce net income and basic and fully diluted earnings per share for the three months ended March 31, 2006 by $1,978, $0.03 per share and $0.01 per share, respectively.

Pro forma basic and fully diluted earnings per share for the three months ended March 31, 2005, including the impact of stock options not expensed under SFAS No. 123 would have been $0.69 and $0.67, respectively, and net income for the period ended March 31, 2005 would have been reduced by approximately $1,978.

Consolidation

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership (including certain limited liability companies), and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 was effective immediately for all newly formed partnerships and any modified limited partnership agreements. The guidance was effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005. The adoption of EITF 04-5 on January 1, 2006 had no impact on the Company’s condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Impairment of Investments

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining when impairment charges should be taken on certain debt and equity securities. FSP FAS 115-1/124-1 requires that debt and equity securities subject to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities subject to the provisions of APB No. 18, The Equity Method of Accounting for Investments in Common Stock, but which are not accounted for under the equity method (i.e., securities accounted for under the cost method) shall be reviewed for impairment when circumstances warrant. For securities subject to SFAS No. 115, a review for other-than-temporary impairments shall occur in each accounting period where the fair value of the security is less than its cost. For securities subject to APB No. 18, a review for other-than-temporary impairments shall occur in each accounting period where a) circumstances indicate that impairment may exist and b) the fair value of the security is less than its carrying value. The provisions of the FSP were required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1/124-1 on January 1, 2006 had no material impact on the Company’s condensed consolidated financial statements.

Accounting Changes and Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented under the new accounting principle. SFAS No. 154 also requires that a change in the method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed “restatements”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 had no impact on the Company’s condensed consolidated financial statements.

Disclosure of Fair Value

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimated fair values of certain financial instruments, both on and off the balance sheet. The Company’s methods and assumptions regarding the value of its financial instruments are set forth below:

•	Cash and cash equivalents, receivables, other assets, accounts payable and accrued liabilities are carried at cost which approximates fair value due to their short maturities.

•	The fair value of readily marketable investments is based on quoted market prices. If securities are not readily marketable, fair values are determined by the Company’s management. At March 31, 2006, the carrying value of investments approximates their fair value.

•	At March 31, 2006, the estimated fair value of the Company’s $250,000 aggregate principal amount of debentures is $356,175 compared with $288,125 at December 31, 2005.

•	At March 31, 2006, the estimated fair value of the acquired management contract obligation based on current rates offered to the Company for debt, assuming an investment rating of “AAA” or its equivalent, with a similar remaining maturity was approximately $4,385. The book value of this contract at March 31, 2006 was $3,791.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Disclosure of Fair Value (continued)

The Company acts as the portfolio manager in a series of credit swap transactions, referred to collectively as the Pillars Synthetic Collateralized Debt Obligation (“Pillars”) transaction. The Company has entered into a credit default swap with a major multi-national financial institution (the “Counterparty”), affording the Counterparty credit protection of approximately $16,667, representing the Company’s maximum possible risk of loss. Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. For the three months ended March 31, 2006, the Company recorded gains of $1,315 in non-operating income in the Condensed Consolidated Statement of Income related to changes in the fair value of the Pillars credit default swap. The fair value of the Pillars credit default swap was approximately $6,027 as of March 31, 2006, and is included in other assets on the Condensed Consolidated Statements of Financial Condition.

Recent Accounting Developments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides, among other things, that:

•	Companies that have embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS No. 133 may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.

•	Clarifies that concentrations of credit risk in the form of subordination are not considered embedded derivatives.

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods should not be restated. The Company is currently evaluating the potential impact of SFAS No. 155 and intends to adopt the Statement on January 1, 2007.

2.	Pending Acquisition

On February 15, 2006, BlackRock and two of its wholly-owned subsidiaries, New Boise, Inc. (“New BlackRock”) and Boise Merger Sub, Inc. (“Merger Sub”) entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with Merrill Lynch & Co., Inc. (“Merrill Lynch”). Pursuant to the terms of the Transaction Agreement, New BlackRock will become the public holding company for BlackRock’s businesses and Merrill Lynch will contribute its investment management business, Merrill Lynch Investment Managers (“MLIM”), via a capital contribution to New BlackRock (the “Transaction”). Upon closing of the Transaction, Merrill Lynch would own approximately 65 million shares or 49% (but in any event, not more than 49.8%) of the combined company, including a 45% voting interest, PNC would maintain approximately 34% ownership in the combined company and the remainder would be held by employees and public shareholders. The Transaction, which has been approved by the boards of directors of BlackRock and Merrill Lynch, is subject to various regulatory approvals, client consents, approval by BlackRock shareholders and other customary closing conditions, and is expected to close on or around September 30, 2006.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

		Gross Unrealized		Carrying Value
March 31, 2006	Cost	Gains	Losses
Available-for-sale investments:
Collateralized debt obligations	$24,753	$1,382	$(708)	$25,427
Mutual funds	4,588	63	(138)	4,513
Other	1,287	—	—	1,287

Total available-for-sale investments	$30,628	$1,445	$(846)	$31,227

December 31, 2005
Available-for-sale investments:
Collateralized debt obligations	$25,750	$773	$(806)	$25,717
Mutual funds	4,442	20	(153)	4,309

Total available-for-sale investments	$30,192	$793	$(959)	$30,026

At March 31, 2006 and 2005, the Company’s available-for-sale investments had an aggregate cost basis of $30,628 and 30,192 and an aggregate fair value of $31,227 and 30,026, respectively. During the three months ended March 31, 2006, the Company recorded impairments of $998 to certain collateralized debt obligations. Gross unrealized losses of $138 on mutual fund investments at March 31, 2006 includes unrealized losses from two mutual fund investments totaling $109, that have been in a loss position for greater than 12 consecutive months, and unrealized losses from five additional mutual funds that have been in a loss position for less than 12 months. Management has reviewed the Company’s portfolio of available-for-sale mutual fund investments at March 31, 2006 and has concluded that the $138 gross unrealized loss in fair value is not other-than-temporary as defined by FSP FAS 115-1/124-1. Management’s review considered such factors as the current and expected future economic environment as it relates to the mutual funds, historical fund performance, stage of growth of the fund, materiality of the loss in proportion to the cost value of the securities, dividend payments being received on the investments and the Company’s ability and intent to hold the securities until the loss is recovered.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments (continued)

A summary of the cost and carrying value of trading and other investments is as follows:

March 31, 2006	Cost	Carrying Value
Trading investments:
Mutual funds	$19,000	$21,394
Equity securities	15,964	19,731
Mortgage-backed securities	18,785	18,430
Corporate notes and bonds	9,622	9,300
Municipal debt securities	119	117

Total trading investments	63,490	68,972

Other investments:
Other fund investments	195,279	212,067
Deferred compensation plans	20,972	24,917
Other	193	1,178

Total other investments	216,444	238,162

Total trading and other investments	$279,934	$307,134

December 31, 2005
Trading investments:
Mutual funds	$19,699	$22,319
Equity securities	15,964	18,425
Mortgage-backed securities	13,345	13,069
Corporate notes and bonds	8,146	7,946
Municipal debt securities	119	123

Total trading investments	57,273	61,882

Other investments:
Other fund investments	167,593	181,292
Deferred compensation plans	20,976	24,495
Other	193	973

Total other investments	188,762	206,760

Total trading and other investments	$246,035	$268,642

Included in other investments is $83,790 of investments accounted for using the cost method. FSP FAS 115-1/124-1 requires that a company review cost method investments for other-than-temporary impairments whenever management estimates a fair value for such investments or when events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. At March 31, 2006, management reviewed $45,943 in carrying value of other investments and estimated an aggregate fair value of $49,520. One such security had a gross loss of $107, which was approximately 2.0% of its total carrying value. Management reviewed this security and concluded that this impairment is not other-than-temporary. Management’s review considered such factors as the current and expected future economic environment as it relates to the investment, historical fund performance, stage of growth of the fund, materiality of the loss in proportion to its carrying value and the Company’s ability and intent to hold the investment until the loss is recovered.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments (continued)

In addition, $37,847 in cost basis investments were not reviewed for other-than-temporary impairment because management’s review concluded that no events had occurred that indicated a potentially significant adverse impact on the fair value of the investment.

4.	Goodwill

In January 2005, the Company closed its acquisition of SSRM Holdings Inc. and subsidiaries (“SSR”) from MetLife Inc. (“MetLife”) for adjusted consideration of approximately $265,089, including cash and 550,000 restricted shares of BlackRock restricted class A common stock, but excluding certain additional contingent payments. The Company has recorded the assets acquired and liabilities assumed in the acquisition at fair value and, in the second quarter of 2005, recognized a contingent liability for additional payments to MetLife in the amount of $55,332, which represented the excess of the fair value of net assets acquired over the cost of the acquired entity. Contingent payments settled subsequent to January 31, 2005 but prior to December 31, 2005 reduced this contingent liability to $39,463 at December 31, 2005.

The SSR stock purchase agreement provides for an additional payment to MetLife of up to $75,000 based on the Company achieving specified assets under management (“AUM”) retention levels and run-rate revenue levels for the 12 months ended January 31, 2006. Based on AUM levels and run-rate revenue as of January 31, 2006, the Company’s additional liability on this contingency was approximately $50,000. This $50,000 additional purchase price eliminated the contingent liability balance. As of March 31, 2006, the excess of the additional purchase price over the fair value of net assets acquired has been recorded as goodwill in the Condensed Consolidated Statement of Financial Condition.

5.	Fee Sharing Payment

The SSR stock purchase agreement provides that BlackRock will pay a fee sharing payment to MetLife equal to 32.5% of any performance fees earned, as of March 31, 2006, on a large institutional real estate client. At March 31, 2006, the Company estimated this liability to be $34,450, which is recorded as a fee sharing expense in the Condensed Consolidated Statement of Income.

At March 31, 2006, BlackRock had a liability of $84,351 due to MetLife related to the SSR acquisition, primarily representing the contingent acquisition price payment and the fee sharing payment. This amount is included in accounts payable and accrued liabilities in the Condensed Consolidated Statement of Financial Condition.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6.	Variable Interest Entities

The Company is involved with various entities in the normal course of business that are considered to be variable interest entities (“VIEs”) and holds interests therein, including investment advisory agreements and equity securities, which are considered variable interests. The Company engages in these transactions principally to address client needs through the launch of collateralized debt obligations (“CDOs”) and private investment funds. At March 31, 2006 and December 31, 2005, the aggregate assets, debt and BlackRock’s maximum risk of loss in VIEs in which BlackRock is not the primary beneficiary were as follows:

March 31, 2006	Assets	Debt	BlackRock’s Maximum Risk of Loss
Collateralized debt obligations	$6,669,044	$6,090,585	$42,094
Private investment funds	5,162,996	925,838	18,944

Total	$11,832,040	$7,016,423	$61,038

December 31, 2005
Collateralized debt obligations	$6,289,500	$5,491,200	$42,383
Private investment funds	5,185,500	1,051,400	18,944

Total	$11,475,000	$6,542,600	$61,327

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2006	2005
Net income	$70,862	$46,536

Basic weighted-average shares outstanding	64,074,888	64,290,510
Dilutive potential shares from stock options and stock units	2,230,015	2,590,203
Other dilutive potential shares	426,657	—

Dilutive weighted-average shares outstanding	66,731,560	66,880,713

Basic earnings per share	$1.11	$0.72

Diluted earnings per share	$1.06	$0.70

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8.	Other Comprehensive Income (Loss)

	Three months ended March 31,
	2006	2005
Net Income	$70,862	$46,536
Unrealized gain (loss) from investments, net of tax	376	(1,004)
Foreign currency gain (loss), net of tax	412	(627)

Comprehensive income (loss)	$71,560	$44,905

9.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Three months ended March 31,
	2006	2005
Cash paid for interest	$3,281	$315

Cash paid for income taxes	$29,305	$8,839

Supplemental schedule of non-cash transactions:

	Three months ended March 31,
	2006	2005
Accrued fee-sharing payment	$50,000	$—
Reissuance of treasury stock, class A, at a discount to its cost basis	$6,601	$858
Mark-to-market on available-for-sale securities	$376	$(1,003)
Dividend reinvestment	$160	$101
Stock issued in SSR acquisition	$—	$37,212
Convertible debt issuance costs	$—	$5,000

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report, and other statements that BlackRock may make, including statements about the benefits of the transaction with Merrill Lynch, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to BlackRock’s future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “would,” “should,” “could,” “may” or similar expressions.

BlackRock cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and BlackRock assumes no duty to, and does not undertake to, update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products, including its separately managed accounts and the MLIM business pending completion of the MLIM transaction; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s success in maintaining the distribution of its products; (16) BlackRock’s ability to complete the Merrill Lynch Transaction; (17) BlackRock’s ability to successfully integrate the MLIM business with its existing business; and (18) the ability of BlackRock to effectively manage the former MLIM assets along with its historical assets under management.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

BlackRock is one of the largest publicly traded investment management firms in the United States with $463.1 billion of AUM at March 31, 2006. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and alternative investment separate accounts and mutual funds, including the BlackRock Funds and the BlackRock Liquidity Funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors. BlackRock is a majority-owned indirect subsidiary of PNC, which is one of the nation’s largest diversified financial services organizations operating businesses engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. As of March 31, 2006, PNC indirectly owned approximately 69% of BlackRock.

The following table summarizes BlackRock’s operating performance for each of the three months ended March 31, 2006 and 2005 and December 31, 2005:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended			Variance vs.
	March 31,		December 31,	March 31, 2005		December 31, 2005
	2006	2005	2005	Amount	%	Amount	%
Total revenue	$395,660	$250,083	$369,107	$145,577	58.2%	$26,552	7.2%
Total expense	$295,633	$183,501	$256,713	$112,132	61.1%	$38,921	15.2%
Operating income (a)	$100,027	$66,582	$112,394	$33,445	50.2%	$(12,369)	(11.0)%
Operating margin (a)	25.3%	26.6%	30.5%
Net income (b)	$70,862	$46,536	$72,919	$24,326	52.3%	$(2,057)	(2.8)%
Diluted earnings per share (b)	$1.06	$0.70	$1.09	$0.36	51.4%	$(0.03)	(2.8)%
Average diluted shares outstanding	66,731,560	66,880,713	66,914,279	(149,153)	(0.2)%	(182,719)	(0.3)%

Assets under management ($ in millions)	$463,060	$391,328	$452,682	$71,732	18.3%	$10,378	2.3%

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a)	While BlackRock reports its financial results on a GAAP basis, management believes that evaluating its ongoing operating results may not be as useful if investors are limited to reviewing only GAAP-basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	Three months ended
	March 31,		December 31,
	2006	2005	2005
Operating income, GAAP basis	$100,027	$66,582	$112,394
Non-GAAP adjustments:
Fee sharing payment	34,450	—	—
PNC LTIP funding obligation	11,676	11,736	12,292
MLIM transaction costs	6,579	—	—
Appreciation (depreciation) on deferred compensation plans	4,542	2,098	(19)
SSR acquisition costs	—	8,873	—

Operating income, as adjusted	157,274	89,289	124,667

Revenue, GAAP basis	395,660	250,083	369,107
Non-GAAP adjustments:
Fund administration and servicing costs	(10,374)	(9,109)	(11,340)
Reimbursable property management compensation	(5,598)	(4,059)	(6,595)

Revenue used for operating margin measurement, as adjusted	$379,688	$236,915	$351,172

Operating margin, GAAP basis	25.3%	26.6%	30.5%

Operating margin, as adjusted	41.4%	37.7%	35.5%

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of management’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors. The 2006 fee sharing payment has been excluded because it represents a non-recurring payment (based upon a performance fee) pursuant to the SSR acquisition agreement. The portion of the BlackRock Long-Term Retention and Incentive Plan (“LTIP”) expense associated with awards to be met by the distribution to participants of shares of BlackRock stock currently held by PNC has been excluded because, exclusive of the potential impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. Compensation expense associated with appreciation on assets related to BlackRock’s deferred compensation plans has been excluded because investment returns on these assets reported in non-operating income, net of the related impact on compensation expense, result in a nominal impact on net income. MLIM transaction costs consist of compensation costs and professional fees incurred in 2006 related to the pending MLIM transaction. SSR acquisition costs consist of compensation costs and professional fees incurred in 2005.

Fund administration and servicing costs have been excluded from revenue used for operating margin measurement, as adjusted, because the Company receives offsetting revenue and expense for these services. Reimbursable property management compensation represents compensation and benefits paid to BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin measurement, as adjusted, because they bear no economic cost to BlackRock.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(b)	While BlackRock reports its financial results on a GAAP basis, management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP-basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Three months ended
	March 31,		December 31, 2005
	2006	2005
Net income, GAAP basis	$70,862	$46,536	$72,919
Non-GAAP adjustments, net of tax
PNC’s LTIP funding requirement	7,356	7,394	7,744
MLIM transaction costs	4,145	—	—
SSR acquisition costs	—	5,590	—

Net income, as adjusted	$82,363	$59,520	$80,663

Diluted weighted average shares outstanding	66,731,560	66,880,713	66,914,279

Diluted earnings per share, GAAP basis	$1.06	$0.70	$1.09

Diluted earnings per share, as adjusted	$1.23	$0.89	$1.21

Management believes that net income, as adjusted, and diluted earnings per share, as adjusted, are effective measurements of BlackRock’s profitability and financial performance. The portion of LTIP expense associated with awards to be met by PNC’s funding requirement has been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, because, exclusive of the potential impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. SSR acquisition costs consist of compensation costs and professional fees in 2005. Compensation reflected in this amount represents direct performance incentives paid to SSR employees assumed in conjunction with the acquisition and settled by BlackRock with no future service requirement. Net income, as adjusted, and diluted earnings per share, as adjusted, exclude this amount because it does not relate to the current period’s operations. MLIM transaction costs consist of compensation costs and professional fees incurred in 2006 in conjunction with the pending MLIM transaction. Professional fees related to the SSR acquisition and the MLIM transaction reflected in GAAP net income have been deemed non-recurring by management and have been excluded from net income, as adjusted, and diluted earnings per share, as adjusted, to help ensure the comparability of this information to prior reporting periods.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or, in the case of certain real estate equity separate accounts, net operating income generated by the underlying properties, and are affected by changes in AUM, including market appreciation or depreciation and net subscriptions or redemptions. Net subscriptions or redemptions represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and purchases and redemptions of mutual fund shares. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts.

Investment advisory agreements for certain separate accounts and BlackRock’s alternative investment products provide for performance fees in addition to fees based on AUM. Performance fees generally are earned after a given period of time or when investment performance exceeds a contractual threshold, which may increase the volatility of BlackRock’s revenue and earnings.

BlackRock provides a variety of risk management, investment analytic and investment system services to insurance companies, finance companies, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts (“REITs”), commercial and mortgage banks, savings institutions and government agencies. These services are provided under the brand name BlackRock Solutions® and include a wide array of risk management services and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions services are based on a number of factors including pre-determined percentages of the market value of assets subject to the services and the number of individual investment accounts, or fixed fees. Fees earned on risk management, investment analytic and investment system assignments are recorded as other income in the condensed consolidated statements of income.

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, vesting of awards granted under the LTIP plan and related benefit costs. Fund administration and servicing costs reflect payments made to PNC-affiliated entities and third parties, primarily associated with the administration and servicing of client investments in the BlackRock Funds and the BlackRock Closed-End Funds.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

BlackRock, Inc.

Assets Under Management

	March 31,		December 31,	Variance vs.
	2006	2005	2005	March 31, 2005		December 31, 2005
(Dollar amounts in millions)				$	%	$	%
All Accounts:
Fixed income	$308,945	$265,291	$303,928	$43,654	16.5%	$5,017	1.7%
Cash management	86,484	74,083	86,128	12,401	16.7%	356	0.4%
Equity	40,751	32,388	37,303	8,363	25.8%	3,448	9.2%
Alternative investment products	26,880	19,566	25,323	7,314	37.4%	1,557	6.1%

Total	$463,060	$391,328	$452,682	$71,732	18.3%	$10,378	2.3%

Separate Accounts:
Fixed income	$284,418	$239,912	$279,368	$44,506	18.6%	$5,050	1.8%
Cash management	9,654	7,307	7,275	2,347	32.1%	2,379	32.7%
Cash management-Securities lending	8,073	6,791	5,294	1,282	18.9%	2,779	52.5%
Equity	23,082	18,610	20,832	4,472	24.0%	2,250	10.8%
Alternative investment products	26,880	19,566	25,323	7,314	37.4%	1,557	6.1%

Total separate accounts	352,107	292,186	338,092	59,921	20.5%	14,015	4.1%

Mutual Funds:
Fixed income	24,527	25,379	24,560	(852)	(3.4)%	(33)	(0.1)%
Cash management	68,757	59,985	73,559	8,772	14.6%	(4,802)	(6.5)%
Equity	17,669	13,778	16,471	3,891	28.2%	1,198	7.3%

Total mutual funds	110,953	99,142	114,590	11,811	11.9%	(3,637)	(3.2%)

Total all accounts	$463,060	$391,328	$452,682	$71,732	18.3%	$10,378	2.3%

AUM increased approximately $71.7 billion, or 18.3%, to $463.1 billion at March 31, 2006, compared with $391.3 billion at March 31, 2005. The growth in AUM was attributable to $57.8 billion in net subscriptions and $13.9 billion in market appreciation.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

Separate Account Assets Under Management

AUM for separate accounts at March 31, 2006 increased $59.9 billion, or 20.5%, to $352.1 billion as compared with $292.2 billion at March 31, 2005, as a result of net subscriptions of $47.2 billion and market appreciation of $12.8 billion. Net subscriptions were primarily attributable to new fixed income client sales and increased fundings from existing fixed income clients of $38.9 billion, $4.4 billion from net new business in alternative products and $3.4 billion in net new business in cash management products as a result of customer reallocations of funds due to changes in prevailing economic policy. Market appreciation of $12.8 billion in separate accounts largely reflected appreciation on fixed income products of $5.6 billion due to current income and changes in market interest rates, appreciation in equity assets of $4.1 billion as equity markets improved during the twelve months ended March 31, 2006 and $2.9 billion of market appreciation on alternative investment products.

Mutual Fund Assets Under Management

The $11.8 billion increase in mutual fund AUM to $111.0 billion at March 31, 2006, compared with $99.1 billion at March 31, 2005, primarily reflected net subscriptions of $10.6 billion and market appreciation of $1.1 billion. During the year, net subscriptions in BlackRock Liquidity Funds, the BlackRock Closed-End Funds and other commingled funds totaled $7.4 billion, $1.8 billion and $1.5 billion, respectively, all of which was partially offset by net redemptions in BlackRock Global Series plc of $0.1 billion. Net new business in BlackRock Liquidity Funds was primarily due to $10.6 billion of net subscriptions, driven by strong investment performance relative to competitors, and was partially offset by net redemptions attributable to increases in the Federal Funds rate, resulting in a temporary yield advantage for direct investments in money market investments versus mutual funds during that period. The increase in AUM of $1.8 billion in the BlackRock Closed-End Funds primarily reflects new funds launched since March 31, 2005, partially offset by term trust maturities. Net subscriptions in other commingled funds resulted from the continued growth of an enhanced cash management strategy product launched in 2004. Market appreciation of $1.1 billion in mutual funds largely reflected appreciation in the BlackRock Funds of $1.0 billion as equity markets improved during the twelve months ended March 31, 2006.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s AUM for each of the three months ended March 31, 2006 and 2005 and December 2005. Prior year financial information reflects certain reclassifications to conform to the current year presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(Unaudited)

	Three months ended
	March 31,		December 31, 2005	Variance vs.
	2006	2005		March 31, 2005		December 31, 2005
				$	%	$	%
All Accounts:
Beginning assets under management	$452,682	$341,760	$427,837	$110,922	32.5%	$24,845	5.8%
Net subscriptions	7,719	105	23,743	7,614	NM	(16,024)	(67.5)%
Acquisitions	—	49,877	—	(49,877)	(100.0)%	—	NM
Market appreciation (depreciation)	2,659	(414)	1,102	3,073	NM	1,557	141.3%

Ending assets under management	$463,060	$391,328	$452,682	$71,732	18.32%	$10,378	2.3%

Percent change in AUM from net subscriptions and acquisitions	74.4%	100.8%	95.6%

Separate Accounts:
Beginning assets under management	$338,092	$247,927	$323,986	$90,165	36.4%	$14,106	4.4%
Net subscriptions	12,286	4,522	11,979	7,764	171.7%	307	2.6%
Acquisitions	—	40,181	—	(40,181)	(100.0)%	—	NM
Market appreciation (depreciation)	1,729	(444)	2,127	2,173	(489.4)%	(398)	(18.7)%

Ending assets under management	352,107	292,186	$338,092	59,921	20.5%	14,015	4.1%

Mutual Funds:
Beginning assets under management	114,590	93,833	103,851	20,757	22.1%	10,739	10.3%
Net subscriptions (redemptions)	(4,567)	(4,417)	11,764	(150)	(3.4)%	(16,331)	(138.8)%
Acquisitions	—	9,696	—	(9,696)	(100.0)%	—	NM
Market appreciation (depreciation)	930	30	(1,025)	900	NM	1,955	(190.7)

Ending assets under management	110,953	99,142	114,590	11,811	11.9%	(3,637)	(3.2)%

Total All Accounts	$463,060	$391,328	$452,682	$71,732	18.3%	$10,378	2.3%

NM – Not Meaningful

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2006	2005
	March 31,	December 31,	September 30,	June 30,	March 31,
Separate Accounts
Fixed Income
Beginning assets under management	$279,368	$264,704	$258,411	$239,912	$216,070
Net subscriptions	5,892	13,288	6,891	12,855	4,906
Acquisitions	—	—	—	—	20,005
Market appreciation (depreciation)	(842)	1,376	(598)	5,644	(1,069)

Ending assets under management	284,418	279,368	264,704	258,411	239,912

Alternative Investment Products
Beginning assets under management	25,323	25,483	22,768	19,566	8,202
Net subscriptions (redemptions)	861	(326)	1,692	2,204	462
Acquisitions	—	—	—	—	10,557
Market appreciation	696	166	1,023	998	345

Ending assets under management	26,880	25,323	25,483	22,768	19,566

Equity
Beginning assets under management	20,832	19,789	18,525	18,610	9,397
Net subscriptions (redemptions)	438	504	(203)	(376)	(107)
Acquisitions	—	—	—	—	9,061
Market appreciation	1,812	539	1,467	291	259

Ending assets under management	23,082	20,832	19,789	18,525	18,610

Cash Management
Beginning assets under management	7,275	8,357	8,164	7,307	7,360
Net subscriptions (redemptions)	4,194	(1,127)	153	809	(632)
Acquisitions	—	—	—	—	558
Market appreciation	63	45	40	48	21

Ending assets under management	11,532	7,275	8,357	8,164	7,307

Cash Management-Securities lending
Beginning assets under management	5,294	5,653	7,368	6,791	6,898
Net subscriptions (redemptions)	901	(359)	(1,715)	577	(107)

Ending assets under management	6,195	5,294	5,653	7,368	6,791

Total Separate Accounts
Beginning assets under management	338,092	323,986	315,236	292,186	247,927
Net subscriptions	12,286	11,980	6,818	16,069	4,522
Acquisitions	—	—	—	—	40,181
Market appreciation (depreciation)	1,729	2,126	1,932	6,981	(444)

Ending assets under management	$352,107	$338,092	$323,986	$315,236	$292,186

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend (continued)

(Dollar amounts in millions)

(unaudited)

	2006	2005
	March 31,	December 31,	September 30,	June 30,	March 31,
Mutual Funds
Cash Management
Beginning assets under management	$73,559	$62,703	$59,651	$59,985	$63,799
Net (redemptions) subscriptions	(4,802)	10,856	3,052	(334)	(4,023)
Acquisitions	—	—	—	—	210
Market depreciation	—	—	—	—	(1)

Ending assets under management	68,757	73,559	62,703	59,651	59,985

Fixed Income
Beginning assets under management	24,560	25,337	25,671	25,379	24,639
Net subscriptions (redemptions)	69	(458)	(82)	68	(139)
Acquisitions	—	—	—	89	989
Market (depreciation) appreciation	(103)	(319)	(252)	135	(110)

Ending assets under management	24,526	24,560	25,337	25,671	25,379

Equity
Beginning assets under management	16,471	15,811	13,853	13,778	5,395
Net subscriptions (redemptions)	166	1,366	959	(244)	(255)
Acquisitions	—	—	—	—	8,497
Market appreciation (depreciation)	1,033	(706)	999	319	141

Ending assets under management	17,670	16,471	15,811	13,853	13,778

Total Mutual Funds
Beginning assets under management	114,590	103,851	99,175	99,142	93,833
Net (redemptions) subscriptions	(4,567)	11,764	3,929	(510)	(4,417)
Acquisitions	—	—	—	89	9,696
Market appreciation (depreciation)	930	(1,025)	747	454	30

Ending assets under management	$110,953	$114,590	$103,851	$99,175	$99,142

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2006	2005
	March 31,	December 31,	September 30,	June 30,	March 31,
Mutual Funds
BlackRock Liquidity Funds
Beginning assets under management	$66,386	$56,150	$53,229	$53,864	$58,453
Net (redemptions) subscriptions	(5,133)	10,236	2,921	(635)	(4,589)

Ending assets under management	61,253	66,386	56,150	53,229	53,864

BlackRock Funds
Beginning assets under management	25,670	26,204	25,598	25,755	16,705
Net subscriptions (redemptions)	378	269	(122)	(549)	(430)
Acquisitions	—	—	—	89	9,476
Market appreciation (depreciation)	755	(803)	728	303	4

Ending assets under management	26,803	25,670	26,204	25,598	25,755

Closed-End Funds
Beginning assets under management	17,599	17,281	16,270	15,835	15,410
Net subscriptions	39	536	993	284	175
Acquisitions	—	—	—	—	220
Market appreciation (depreciation)	162	(218)	18	151	30

Ending assets under management	17,800	17,599	17,281	16,270	15,835

Other Commingled Funds
Beginning assets under management	3,993	3,123	3,055	2,573	2,042
Net subscriptions	96	870	68	482	531

Ending assets under management	4,089	3,993	3,123	3,055	2,573

BlackRock Global Series
Beginning assets under management	942	1,093	1,023	1,115	1,223
Net subscriptions (redemptions)	53	(147)	69	(92)	(104)
Market appreciation (depreciation)	13	(4)	1	—	(4)

Ending assets under management	1,008	942	1,093	1,023	1,115

Total Mutual Funds
Beginning assets under management	114,590	103,851	99,175	99,142	93,833
Net (redemptions) subscriptions	(4,567)	11,764	3,929	(510)	(4,417)
Acquisitions	—	—	—	89	9,696
Market appreciation (depreciation)	930	(1,025)	747	454	30

Ending assets under management	$110,953	$114,590	$103,851	$99,175	$99,142

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

Revenue

	Three months ended March 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Investment advisory and administration fees:
Separate account revenue
Separate account base fees	$147,601	$115,229	$32,372	28.1%
Separate account performance fees	114,607	26,656	87,951	329.9%

Total separate account revenue	262,208	$141,885	120,323	84.8%

Mutual fund revenue
BlackRock Funds	36,235	29,040	7,195	24.8%
Closed-end Funds	25,729	19,898	5,831	29.3%
BlackRock Liquidity Funds	24,486	21,021	3,465	16.5%
Other Commingled Funds	1,050	412	638	154.9%

Total mutual fund revenue	87,500	70,371	17,129	24.3%

Total investment advisory and administration fees	349,708	$212,256	137,452	64.8%

Other income	45,952	37,827	8,125	21.5%

Total revenue	$395,660	$250,083	$145,577	58.2%

Total revenue for the three months ended March 31, 2006 increased $145.6 million, or 58.2%, to $395.7 million, compared with $250.1 million for the three months ended March 31, 2005. Investment advisory and administration fees increased $137.5 million, or 64.8%, to $349.7 million for the three months ended March 31, 2006, compared with $212.3 million for the three months ended March 31, 2005. The increase in investment advisory and administration fees was the result of increases in fees earned across all asset classes as well as increased performance fees principally related to a product acquired in the SSR transaction.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

Separate account revenue increased $120.3 million, or 84.8%, to $262.2 million for the three months ended March 31, 2006, compared with $141.9 million for the three months ended March 31, 2005. Separate account base fees increased $32.4 million, or 28.1%, to $147.6 million for the three months ended March 31, 2006, compared with $115.2 million for the three months ended March 31, 2005. Separate account base fees increased in the quarter ended March 31, 2006, primarily due to increased AUM of $47.2 billion, or 16.1%, related to net new subscriptions and an increase of $12.8 billion, or 5.1%, in AUM due to market appreciation. Performance fees of $114.6 million for the quarter ended March 31, 2006 increased $88.0 million compared with $26.7 million for the quarter ended March 31, 2005. The increase in separate account performance fees was primarily attributable to fees earned on a large institutional real estate equity account acquired in the SSR transaction.

Mutual fund advisory and administration fees increased $17.1 million, or 24.3%, to $87.5 million for the three months ended March 31, 2006, compared with $70.4 million for the three months ended March 31, 2005. The increase in mutual fund revenue was primarily the result of increases in BlackRock Funds revenue and closed-end fund revenue of $7.2 million and $5.8 million, respectively. The increase in BlackRock Funds revenue was primarily due to the merger of SSR’s mutual funds into BlackRock Funds at the end of January 2005. Closed-end fund revenue increased $5.8 million, or 29.3%, during the period as the result of a $2.0 billion increase in AUM, primarily the result of four closed-end fund launches since March 31, 2005.

Other Income

Other income of $46.0 million for the quarter ended March 31, 2006 primarily represents fees earned on BlackRock Solutions products and services of $29.3 million, property management fees of $7.7 million (which represent direct reimbursement of the salaries of certain BlackRock Realty employees), fees for investment accounting services of $2.9 million and distribution fees earned on BlackRock Funds of $2.4 million.

The increase in other income of $8.1 million, or 21.5%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily the result of increased revenues of $2.7 million from BlackRock Solutions products and services driven by new assignments and higher property management fees of $2.1 million.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. (continued)

Expense

	Three months ended March 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Expense:
Employee compensation and benefits	$191,796	$126,944	$64,852	51.1%
Fund administration and servicing costs	10,374	9,109	1,265	13.9%
Fee sharing payment	34,450	—	34,450	NM
General and administration	56,984	46,167	10,817	23.4%
Amortization of intangible assets	2,029	1,281	748	58.4%

Total expense	$295,633	$183,501	$112,132	61.1%

NM – Not Meaningful

Total expense increased $112.1 million, or 61.1%, to $295.6 million for the three months ended March 31, 2006, compared with $183.5 million for the three months ended March 31, 2005. The increase was primarily attributable to increases in compensation and benefits, a fee sharing payment to MetLife related to the SSR acquisition and general and administration expense.

Employee Compensation and Benefits

Compensation and benefits expense increased by $64.9 million, or 51.1%, to $191.8 million, compared to $126.9 million for the three months ended March 31, 2005. The increase in employee compensation and benefits was primarily attributable to increases in incentive compensation and salaries and benefits of $41.0 million and $22.3 million, respectively. The $41.0 million, or 81.7%, increase in incentive compensation was primarily attributable to higher performance fees earned on the Company’s alternative investment products and operating income growth. The increase of $22.3 million in salaries and benefits was primarily attributable to higher staffing levels associated with business growth and includes $3.1 million related to MLIM integration costs.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. (continued)

Expense (continued)

General and administration expense and fee sharing payment

	Three months ended March 31,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
General and administration expense:
Marketing and promotional	$17,838	$14,127	$3,711	26.3%
Occupancy	10,228	7,587	2,641	34.8%
Technology	6,490	5,887	603	10.2%
Portfolio services	4,671	2,793	1,878	67.2%
Other general and administration	17,757	15,773	1,984	12.6%

Total general and administration expense	$56,984	$46,167	$10,817	23.4%

Fee sharing payment	$34,450	$0	$34,450	NM

NM – Not Meaningful

General and administration expense increased $10.8 million, or 23.4%, in the three months ended March 31, 2006 to $57.0 million, compared to $46.2 million for the three months ended March 31, 2005. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $3.7 million, occupancy expense of $2.6 million, portfolio services expense of $1.9 million and other general and administration expense of $2.0 million.

Marketing and promotional expense increased $3.7 million, or 26.3%, to $17.8 million, compared to $14.1 million for the three months ended March 31, 2005 primarily due to increased marketing activities of $2.7 million related to domestic and international marketing efforts and increased institutional service fees of $0.8 million. Occupancy costs for the three months ended March 31, 2006 totaled $10.2 million, representing a $2.6 million, or 34.8%, increase, from $7.6 million for the three months ended March 31, 2005. The increase in occupancy costs during the quarter ended March 31, 2006 primarily reflects costs related to the expansion of corporate facilities related to business growth. Portfolio services costs increased by 67.2% to $4.7 million, related to supporting higher AUM levels and increased trading activities. Other general and administration costs increased by 12.6% to $17.8 million from $15.8 million, and included $3.5 million in professional fees related to the MLIM transaction.

During the first quarter 2006, BlackRock recorded a fee sharing payment of $34.5 million, representing a one-time estimated expense related to a product acquired in the SSR acquisition in January 2005.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. (continued)

Non-Operating Income

Non-operating income increased $5.3 million, or 68.5%, to $13.1 million for the quarter ended March 31, 2006 as compared to $7.8 million for the quarter ended March 31, 2005 primarily as a result of a $5.3 million, or 53.9%, increase in investment income. The increase in investment income was primarily due to market appreciation and increased investment returns on Company investments in 2006.

Income Taxes

Income tax expense was $41.6 million and $27.3 million, representing an effective tax rate of 37.0% for the quarters ended March 31, 2006 and 2005, respectively.

Net Income

Net income totaled $70.9 million for the three months ended March 31, 2006 and includes the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of BlackRock common stock by PNC and expenses related to the MLIM transaction, of $7.4 million and $4.1 million, respectively, after tax. MLIM transaction costs include professional fees and acquisition-related payments to continuing employees of BlackRock. In addition, net income of $46.5 million during the three months ended March 31, 2005 included the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of stock by PNC of $7.4 million and expenses related to the SSR acquisition of $5.6 million. SSR acquisition costs included acquisition-related payments to continuing employees of BlackRock and professional fees.

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

Cash used in the Company’s operating activities totaled $62.0 million for the quarter ended March 31, 2006, and included payments of approximately $237.1 million related to the Company’s 2005 incentive compensation programs. BlackRock management expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

Net cash used in investing activities was $39.9 million during the quarter ended March 31, 2006, primarily consisting of $41.4 million related to the purchase of several seed investments and $14.6 million in capital expenditures primarily in computer hardware and software as a result of business growth, partially offset by the sale of certain investments of $16.1 million.

Net cash used in financing activities was $16.4 million during the quarter ended March 31, 2006, primarily representing the payment of $26.9 million in dividends, partially offset by $6.1 million in additions to minority interest for entities consolidated by the Company.

As a result of the agreement with Merrill Lynch, holders of the Company’s convertible debentures due in 2035 (the “Debentures”) may have the right to convert their Debentures at any time from and after the date which is 15 days prior to the anticipated effective date of the contemplated transaction with Merrill Lynch until 15 days after the actual date of such transaction. The Company’s management does not believe this conversion will result in a significant cash flow impact since, as of April 30, 2006, the Debentures were trading, and are expected to continue trading, above the conversion value of the Debentures.

At March 31, 2006, long-term debt, including current maturities, was $253.8 million. Debt service requirements are $6.9 million in 2006 and 2007, $6.8 million in 2008 and $6.7 million in 2009 and 2010.

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is primarily exposed to equity market price risk and interest rate risk.

Equity Market Price Risk

BlackRock’s investments consist primarily of BlackRock Funds, private investment funds and debt securities. Occasionally, BlackRock invests in new mutual funds or advisory accounts sponsored by BlackRock in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. In certain cases, BlackRock maintains a controlling interest in a sponsored investment fund and the underlying securities are reflected on the Company’s statements of financial condition. These investments expose BlackRock to either equity price risk or interest rate risk depending on the underlying securities portfolio of each investment fund. BlackRock generally does not hold derivative securities to hedge its investments. The following table summarizes the fair values of the investments exposed to equity price risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 10% increase or decrease in equity prices:

March 31, 2006	Fair Value	Fair value assuming 10% increase in market price	Fair value assuming 10% decrease in market price
Mutual funds	$21,394	$23,533	$19,255
Equity securities	19,731	21,704	17,758

Total trading investments	41,125	45,238	37,013

Mutual funds	952	1,047	857
Other	1,287	1,416	1,158

Total available for sale investments	2,239	2,463	2,015

Other fund investments	97,785	107,564	88,007
Deferred compensation plans	24,917	27,409	22,425
Other	1,178	1,296	1,060

Total other investments	123,880	136,268	111,492

Total equity price risk on investments	$167,244	$183,969	$150,520

December 31, 2005
Mutual funds	$22,319	$24,551	$20,087
Equity securities	18,425	20,268	16,583

Total trading investments	40,744	44,818	36,670

Mutual funds	766	843	689

Total available for sale investments	766	843	689

Other fund investments	84,843	93,327	76,359
Deferred compensation plans	24,495	26,945	22,046
Other	973	1,070	876

Total other investments	110,311	121,342	99,280

Total equity price risk on investments	$151,821	$167,004	$136,639

BlackRock’s deferred compensation plans comprise $21.4 million and $22.3 million of total trading investments, and $24.9 million and $24.5 million of total other investments, at March 31, 2006 and December 31, 2005, respectively, and reflect investments held by BlackRock with respect to senior employee elections under BlackRock’s deferred compensation plans. Any change in the fair value of these investments is offset by a corresponding change in the related deferred compensation liability.

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Interest Rate Risk

The following table summarizes the fair value of the Company’s investments in debt securities and funds that invest primarily in debt securities, which expose BlackRock to interest rate risk, at March 31, 2006 and December 31, 2005. The table also provides a sensitivity analysis of the estimated fair value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

March 31, 2006	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming -100 basis point shift
Mortgage-backed securities	$18,430	$18,098	$18,764
Corporate notes and bonds	9,300	8,864	9,671
Municipal bonds	117	111	122

Total trading investments	27,847	27,073	28,557

Mutual funds	3,561	3,414	3,710
Collaterialized debt obligations	25,427	25,188	25,664

Total available for sale investments	28,988	28,602	29,374

Other fund investments	114,282	111,791	116,772

Total other investments	114,282	111,791	116,772

Total investments	$171,117	$167,466	$174,703

December 31, 2005
Mortgage-backed securities	$13,069	$12,827	$13,311
Corporate notes and bonds	7,946	7,575	8,262
Municipal bonds	123	117	128

Total trading investments	21,138	20,519	21,701

Mutual funds	3,543	3,426	3,660
Collaterialized debt obligations	25,717	25,222	26,212

Total available for sale investments	29,260	28,648	29,872

Other fund investments	96,449	94,998	97,900

Total other investments	96,449	94,998	97,900

Total investments	$146,847	$144,165	$149,473

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Other Market Risks

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at 2.625% per annum. Due to the debentures’ conversion feature, these financial instruments are exposed to both interest rate risk and equity price risk. At March 31, 2006, the fair value of the debentures was $356.2 million. Assuming 100 basis point upward and downward parallel shifts in the yield curve, based on the fair value of the debentures on March 31, 2006, the fair value of the debentures would fluctuate to $347.2 million and $365.1 million, respectively. Assuming a 10% increase and 10% decrease in the Company’s stock price, based on the fair value of the debentures on March 31, 2006, the fair value of the debentures would fluctuate to $385.3 million and $327.5 million, respectively.

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

Item 4. Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock management evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2006. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of March 31, 2006.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II — OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended March 31, 2006, the Company made the following purchases of its shares of class A common stock that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2006 through January 31, 2006	310[2]	$125.71	—	180,825
February 1, 2006 through February 28, 2006	—	—	—	180,825
March 1, 2006 through March 31, 2006	—	—	—	180,825

Total	310	$125.71	—

[1]	On January 21, 2004, the Company announced a two million share repurchase program. The Company is currently authorized to repurchase approximately 0.2 million shares under this repurchase program.
[2]	Includes purchases made by the Company primarily to satisfy income tax withholding obligations of certain employees.

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits

Exhibit No.	Description

2.1 (18)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., New Boise, Inc., Boise Merger Sub, Inc. and the Registrant.

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (17)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (17)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5 (17)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4 (16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5 (16)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.4).

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits (continued)

Exhibit No.	Description

10.20 (9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21 (19)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and the Registrant.

10.22 (9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.23 (9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.24 (9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.25 (10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29 (11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30 (12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31 (12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32 (13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33 (14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34 (14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35 (15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36 (16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37 (16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.38 (16)	Registration Rights Agreement dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.39 (17)	Employment Offer Letter, between the Registrant and Steven E. Buller, dated September 7, 2005. +

PART II — OTHER INFORMATION (continued)

Item 6. Exhibits (Continued)

Exhibit No.	Description
10.40 (20)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., New Boise, Inc. and the Registrant.

10.41 (21)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and New Boise, Inc.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.
(11)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.
(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(17)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2005.
(18)	Incorporated by Reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(19)	Incorporated by Reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(20)	Incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(21)	Incorporated by Reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
+	Denotes compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

Date: May 8, 2006	By:	/s/ Steven E. Buller
Steven E. Buller
Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1 (18)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., New Boise, Inc., Boise Merger Sub, Inc. and the Registrant.

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (8)	Amended and Restated Bylaws of the Registrant.

3.3 (17)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4 (17)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5 (17)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

4.1 (1)	Specimen of Common Stock Certificate (per class).

4.2 (1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3 (9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4 (16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5 (16)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.4).

10.1 (1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2 (1)	1999 Stock Award and Incentive Plan. +

10.4 (1)	Nonemployee Directors Stock Compensation Plan. +

10.5 (1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6 (1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7 (1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8 (2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9 (2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10 (3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11 (4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12 (4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13 (4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14 (5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15 (6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16 (10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17 (10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18 (7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19 (9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.20(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21(19)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and the Registrant.

10.22(9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.23(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.24(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.25(10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29(11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33(14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34(14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35(15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36(16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37(16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.38(16)	Registration Rights Agreement dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.39(20)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., New Boise, Inc. and the Registrant.

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.40 (21)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and New Boise, Inc.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.
(11)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.
(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(17)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2005.
(18)	Incorporated by Reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(19)	Incorporated by Reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(20)	Incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(21)	Incorporated by Reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
+	Denotes compensatory plans.