Form 10-Q
period 2006-06-30
BLACKROCK INC /NY
filed 2006-08-09
CIK 1060021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of July 31, 2006, there were 19,891,531 shares of the registrant’s class A common stock outstanding and 44,107,478 shares of the registrant’s class B common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$368,687	$484,223
Accounts receivable	420,249	310,423
Receivable from affiliates	18,027	29,155
Investments	347,253	298,668
Intangible assets, net	290,291	294,168
Goodwill	199,385	189,814
Property and equipment, net	142,526	129,451
Deferred taxes	59,452	43,498
Deferred mutual fund commissions	11,411	16,025
Other assets	66,640	52,575

Total assets	$1,923,921	$1,848,000

Liabilities
Accrued compensation	$474,635	$522,637
Accounts payable and accrued liabilities	110,764	75,779
Purchase price contingencies	—	39,463
Long-term borrowings	253,170	253,791
Other liabilities	24,249	24,473

Total liabilities	862,818	916,143

Minority interest	19,953	9,614

Stockholders’ equity
Common stock, class A, 20,033,283 and 19,975,305 shares issued, respectively	200	200
Common stock, class B, 44,914,146 and 45,117,284 shares issued, respectively	451	453
Additional paid-in capital	189,924	183,797
Retained earnings	878,335	794,177
Accumulated other comprehensive income	6,049	2,673
Treasury stock, class A, at cost, 0 and 285,104 shares held, respectively	—	(25,248)
Treasury stock, class B, at cost, 806,667 shares held	(33,809)	(33,809)

Total stockholders’ equity	1,041,150	922,243

Total liabilities, minority interest and stockholders’ equity	$1,923,921	$1,848,000

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Income

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue
Investment advisory and administration fees
Separate accounts	$224,825	$154,224	$487,033	$296,109
Mutual funds	89,103	77,247	176,603	147,618
Other income	46,805	39,918	92,757	77,744

Total revenue	360,733	271,389	756,393	521,471

Expense
Employee compensation and benefits	177,098	131,015	368,894	257,959
Fund administration and servicing costs	10,556	10,426	20,930	19,535
General and administration	74,367	46,397	131,351	92,564
Fee sharing payment	—	—	34,450	—
Amortization of intangible assets	2,029	1,656	4,058	2,937

Total expense	264,050	189,494	559,683	372,995

Operating income	96,683	81,895	196,710	148,476

Non-operating income (expense)
Investment income	6,845	6,027	21,909	15,814
Interest expense	(2,030)	(2,063)	(3,999)	(4,077)

Total non-operating income	4,815	3,964	17,910	11,737

Income before income taxes and minority interest	101,498	85,859	214,620	160,213
Income taxes	37,237	31,324	78,855	58,655

Income before minority interest	64,261	54,535	135,765	101,558
Minority interest	857	1,200	1,499	1,687

Net income	$63,404	$53,335	$134,266	$99,871

Earnings per share
Basic	$0.99	$0.83	$2.09	$1.55
Diluted	$0.95	$0.80	$2.02	$1.49
Dividends paid per share	$0.42	$0.30	$0.84	$0.60
Weighted-average shares outstanding
Basic	64,136,378	64,354,069	64,105,803	64,322,465
Diluted	66,653,479	66,796,087	66,520,436	66,844,720

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Year to Date June 30,
	2006	2005
Cash flows from operating activities
Net income	$134,266	$99,871
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	18,517	14,468
Minority interest	1,499	1,687
Stock-based compensation	53,256	35,251
Deferred income taxes	(15,954)	(8,312)
Net gain on investments	(7,414)	(3,856)
Amortization of bond issuance costs	604	403
Amortization of deferred mutual fund commissions	4,614	5,426
Dividends received from equity investees	397	—
Tax benefit from stock-based compensation	—	2,503
Other adjustments	(3,009)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(109,826)	(20,575)
Increase (decrease) in investments, trading	(7,065)	(7,159)
Increase (decrease) in receivable from affiliates	11,128	(12,863)
Increase in other assets	(11,573)	(4,906)
Decrease in accrued compensation	(72,086)	(132,071)
(Decrease) increase in accounts payable and accrued liabilities	35,040	11,734
(Decrease) increase in other liabilities	(224)	8,152

Cash flows from operating activities	32,170	(10,247)

Cash flows from investing activities
Purchase of investments	(47,044)	(13,572)
Sale of investments	9,915	28,129
Sale of real estate held for sale	—	112,184
Acquisitions, net of cash acquired and purchase price contingencies	(49,214)	(249,535)
Purchase of property and equipment	(27,535)	(29,138)

Cash flows from investing activities	(113,878)	(151,932)

Cash flows from financing activities
Borrowings net of issuance costs	—	395,000
Principal repayment of borrowings	—	(150,000)
Repayment of short-term borrowings	—	(111,840)
Additions to minority interest	13,175	9,891
Transfer of cash to deconsolidated sponsored investment fund	(804)	(5,509)
Distributions paid to minority interest holders	(14)	—
Dividends paid	(54,112)	(38,434)
Reissuance of treasury stock	4,441	8,315
Purchase of treasury stock	(1,226)	(32,606)
Issuance of class A common stock	133	706
Tax benefit from stock-based compensation	1,875	—
Acquired management contract obligation payment	(621)	(1,019)

Cash flows from financing activities	(37,153)	74,504

Effect of exchange rate changes on cash and cash equivalents	3,325	(2,612)

Net decrease in cash and cash equivalents	(115,536)	(90,287)
Cash and cash equivalents, beginning of period	484,223	457,673

Cash and cash equivalents, end of period	$368,687	$367,386

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

The interim financial data as of June 30, 2006 and for each of the three months and six months ended June 30, 2006 and 2005 are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain amounts in the Company’s prior year condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.

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

The Company adopted SFAS No. 123(R), using the modified-prospective transition method, effective January 1, 2006, with no cumulative effect on net income. Under the modified-prospective transition method, the Company is recognizing compensation cost for share-based awards to employees based on their grant-date fair value from January 1, 2006, as well as compensation cost for awards that were granted prior to, but not vested as of, the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. The impact of SFAS No. 123(R) was to reduce net income for the three months ended June 30, 2006 by $1,978, or $0.03 per basic share and $0.02 per diluted share, and for the six months ended June 30, 2006 by $3,956, or $0.07 per basic share and $0.03 per diluted share. Pro forma basic and diluted earnings per share for the three months ended June 30, 2005, including the impact of stock options not expensed under SFAS No. 123(R) would have been $0.80 and $0.77, respectively, and for the six months ended June 30, 2005 would have been $1.49 and $1.43, respectively. Net income for the three months and six months ended June 30, 2005 would have been reduced by approximately $1,978 and $3,956, respectively.

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

Disclosure of Fair Value

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimated fair values of certain financial instruments, both on and off the balance sheet. The Company’s methods and assumptions regarding the value of its financial instruments are set forth below:

•	Cash and cash equivalents, receivables, other assets, accounts payable and accrued liabilities are carried at cost which approximates fair value due to their short maturities.

•	The fair value of readily marketable investments is based on quoted market prices. If securities are not readily marketable, fair values are determined by the Company’s management. At June 30, 2006, the carrying value of investments approximates their fair value.

•	At June 30, 2006, the estimated fair value of the Company’s $250,000 aggregate principal amount of debentures is $346,475 compared with $288,125 at December 31, 2005.

•	At June 30, 2006, the estimated fair value of the acquired management contract obligation based on current rates offered to the Company for debt, assuming an investment rating of “AAA” or its equivalent, with a similar remaining maturity was approximately $3,526. The book value of this contract at June 30, 2006 was $3,170.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Disclosure of Fair Value (continued)

The Company acts as the portfolio manager in a series of credit default swap transactions, referred to collectively as the Pillars Synthetic Collateralized Debt Obligation (“Pillars”) transaction. The Company has entered into a credit default swap with a major multi-national financial institution (the “Counterparty”), affording the Counterparty credit protection of approximately $16,667, representing the Company’s maximum possible risk of loss. Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company carries the Pillars credit default swap at fair value based on the expected future cash flows under the arrangement. For the three and six months ended June 30, 2006, the Company recorded gains of $355 and $1,670, respectively, in non-operating income in the Condensed Consolidated Statement of Income related to changes in the fair value of the Pillars credit default swap. The fair value of the Pillars credit default swap was approximately $6,382 as of June 30, 2006, and is included in other assets on the Condensed Consolidated Statements of Financial Condition.

Recent Accounting Developments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides, among other things, that:

•	For embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS No. 133, an irrevocable election may be made on an instrument-by-instrument basis, to be measured as hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.

•	Concentrations of credit risk in the form of subordination are not considered embedded derivatives.

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods should not be restated. The Company intends to adopt the Statement on January 1, 2007 and does not expect the impact of adoption to be material to its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect of a change in accounting principle as of the beginning of the fiscal year in which the election is made. The Company is currently assessing the impact of adopting SFAS No. 156 and intends to adopt the Statement on January 1, 2007.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Recent Accounting Developments (continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and measurement attribute for recognition in the financial statements of an asset or liability resulting from a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

2.	Pending Acquisition

On February 15, 2006, BlackRock and two of its wholly-owned subsidiaries, New BlackRock Inc. (formerly New Boise, Inc., “New BlackRock”) and BlackRock Merger Sub, Inc. (formerly Boise Merger Sub, Inc., “Merger Sub”), entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with Merrill Lynch & Co., Inc. (“Merrill Lynch”). Pursuant to the terms of the Transaction Agreement, New BlackRock will become the public holding company for BlackRock’s businesses and Merrill Lynch will contribute its investment management business, Merrill Lynch Investment Managers (“MLIM”), via a capital contribution to New BlackRock (the “Transaction”). Upon closing of the Transaction, Merrill Lynch would own approximately 65 million shares, or 49%, (but in any event, not more than 49.8% on a fully diluted basis) of the combined company, including a 45% voting interest, PNC would maintain approximately 34% ownership in the combined company and the remainder would be held by employees and public shareholders. The Transaction, which has been approved by the boards of directors of BlackRock and Merrill Lynch, is subject to various regulatory approvals, client consents, approval by BlackRock shareholders and other customary closing conditions, and is expected to close around September 30, 2006.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments

A summary of the cost and carrying value of investments classified as available-for-sale is as follows:

June 30, 2006	Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Available-for-sale investments:
Collateralized debt obligations	$22,489	$836	($60)	$23,265
Mutual funds	4,595	43	(195)	4,443
Other	1,671	199	—	1,870

Total available-for-sale investments	$28,755	$1,078	($255)	$29,578

December 31, 2005
Available-for-sale investments:
Collateralized debt obligations	$25,750	$773	($806)	$25,717
Mutual funds	4,442	20	(153)	4,309

Total available-for-sale investments	$30,192	$793	($959)	$30,026

At June 30, 2006 and December 31, 2005, the Company’s available-for–sale investments had an aggregate cost basis of $28,755 and $30,192 and an aggregate fair value of $29,578 and $30,026, respectively. During the six months ended June 30, 2006, the Company recorded impairments of $2,066 to certain collateralized debt obligations. Gross unrealized losses of $195 on mutual fund investments at June 30, 2006 includes unrealized losses from three mutual fund investments totaling $155, that have been in a loss position for greater than 12 consecutive months, and unrealized losses from four additional mutual funds that have been in a loss position for less than 12 months. Management has reviewed the Company’s portfolio of available-for-sale mutual fund investments at June 30, 2006 and has concluded that the $195 gross unrealized loss in fair value is not other-than-temporary as defined by FSP FAS 115-1/124-1. Management’s review considered such factors as the current and expected future economic environment as it relates to the mutual funds, historical fund performance, stage of growth of the fund, materiality of the loss in proportion to the cost value of the securities, dividend payments being received on the investments and the Company’s ability and intent to hold the securities until the losses are recovered.

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments (continued)

A summary of the cost and carrying value of trading and other investments is as follows:

June 30, 2006	Cost	Carrying Value
Trading investments:
Mutual funds	$18,999	$21,673
Equity securities	16,197	19,948
Mortgage-backed securities	6,592	6,344
Corporate notes and bonds	11,005	10,614
Municipal debt securities	119	112

Total trading investments	52,912	58,691

Other investments:
Other fund investments	217,687	236,085
Deferred compensation plans	17,744	21,442
Other	972	1,457

Total other investments	236,403	258,984

Total trading and other investments	$289,315	$317,675

December 31, 2005
Trading investments:
Mutual funds	$19,699	$22,319
Equity securities	15,964	18,425
Mortgage-backed securities	13,345	13,069
Corporate notes and bonds	8,146	7,946
Municipal debt securities	119	123

Total trading investments	57,273	61,882

Other investments:
Other fund investments	167,593	181,292
Deferred compensation plans	20,976	24,495
Other	193	973

Total other investments	188,762	206,760

Total trading and other investments	$246,035	$268,642

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

3.	Investments (continued)

Included in other investments is $91,367 of investments accounted for using the cost method. FSP FAS 115-1/124-1 requires that a company review cost method investments for other-than-temporary impairments whenever management estimates a fair value for such investments or when events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. At June 30, 2006, management reviewed $45,880 in carrying value of other investments and estimated an aggregate fair value of $49,912. One such security had a gross loss of $299, which was approximately 5.7% of its original cost. Management reviewed this security and concluded that this impairment is not other-than-temporary. Management’s review considered such factors as the current and expected future economic environment as it relates to the investment, historical fund performance, stage of growth of the fund, materiality of the loss in proportion to its carrying value and the Company’s ability and intent to hold the investment until the loss is recovered.

In addition, $45,487 in cost basis investments were not reviewed for other-than-temporary impairment because management’s review concluded that no events had occurred that indicated a potentially significant adverse impact on the fair value of the investment.

4.	Goodwill

In January 2005, the Company closed its acquisition of SSRM Holdings Inc. and subsidiaries (“SSR”) from MetLife Inc. (“MetLife”) for adjusted consideration of approximately $265,089, including cash and 550,000 shares of BlackRock restricted class A common stock, but excluding certain additional contingent payments. The Company has recorded the assets acquired and liabilities assumed in the acquisition at fair value and, in the second quarter of 2005, recognized a contingent liability for additional payments to MetLife in the amount of $55,332, which represented the excess of the fair value of net assets acquired over the cost of the acquired entity. Contingent payments settled subsequent to January 31, 2005 but prior to December 31, 2005 reduced this contingent liability to $39,463 at December 31, 2005.

The SSR stock purchase agreement provides for an additional payment to MetLife based on the Company achieving specified assets under management (“AUM”) retention levels and run-rate revenue levels for the 12 months ended January 31, 2006. Based on AUM levels and run-rate revenue as of January 31, 2006, the Company’s additional liability on this contingency was approximately $50,000. This $50,000 additional purchase price eliminated the contingent liability balance. As of June 30, 2006, the excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill in the Condensed Consolidated Statement of Financial Condition.

5.	Fee Sharing Payment

The SSR stock purchase agreement provides that BlackRock pay a fee sharing payment to MetLife equal to 32.5% of any performance fees earned, as of March 31, 2006, on a large institutional real estate client. As of June 30, 2006, the Company had recorded a liability of $35,994, primarily representing the fee sharing payment due to MetLife related to the SSR acquisition. This amount is included in accounts payable and accrued liabilities in the Condensed Consolidated Statement of Financial Condition.

PART I – FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

6.	Variable Interest Entities

The Company is involved with various entities in the normal course of business that are considered to be variable interest entities (“VIEs”) and holds interests therein, including investment advisory agreements and equity securities, which are considered variable interests. The Company engages in these transactions principally to address client needs through the launch of collateralized debt obligations (“CDOs”) and private investment funds. At June 30, 2006 and December 31, 2005, the aggregate assets, debt and BlackRock’s maximum risk of loss in VIEs in which BlackRock is not the primary beneficiary were as follows:

June 30, 2006	Assets	Debt	BlackRock’s Maximum Risk of Loss
Collateralized debt obligations	$6,362,171	$5,887,940	$39,931
Private investment funds	5,740,226	1,179,990	19,215

Total	$12,102,397	$7,067,930	$59,146

December 31, 2005
Collateralized debt obligations	$6,289,500	$5,491,200	$42,383
Private investment funds	5,185,500	1,051,400	18,944

Total	$11,475,000	$6,542,600	$61,327

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$63,404	$53,335	$134,266	$99,871

Basic weighted-average shares outstanding	64,136,378	64,354,069	64,105,803	64,322,465
Dilutive potential shares from stock options and stock units	2,187,667	2,442,018	2,078,017	2,522,255
Dilutive potential shares from convertible debt	329,434	—	336,616	—

Dilutive weighted-average shares outstanding	66,653,479	66,796,087	66,520,436	66,844,720

Basic earnings per share	$0.99	$0.83	$2.09	$1.55

Diluted earnings per share	$0.95	$0.80	$2.02	$1.49

PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

8.	Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Income	$63,404	$53,335	$134,266	$99,871
Unrealized (loss) gain from investments, net of tax	(325)	41	51	(962)
Foreign currency gain (loss), net of tax	2,914	(1,984)	3,326	(2,612)

Comprehensive income	$65,993	$51,392	$137,643	$96,297

9.	Supplemental Statements of Cash Flow Information

Supplemental disclosure of cash flow information:

	Six months ended June 30,
	2006	2005
Cash paid for interest	$3,595	$484

Cash paid for income taxes	$104,489	$67,034

Supplemental schedule of non-cash transactions:

	Six months ended June 30,
	2006	2005
Reissuance of treasury stock, class A, at a discount to its cost basis	$3,293	$774
Mark-to-market on available-for-sale securities	$51	($962)
Dividend reinvestment	$325	$209
Decrease in investment due to deconsolidation of sponsored investment fund	$3,538	$13,758
Decrease in minority interest due to deconsolidation of sponsored investment fund	$4,321	$18,170
Short-term borrowings assumed in SSR acquisition	$—	$111,840
Stock issued in SSR acquisition	$—	$37,212
Convertible debt issuance costs	$—	$5,000

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report, and other statements that BlackRock may make, including statements about the benefits and effects of the transaction with Merrill Lynch, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to BlackRock’s future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “would,” “should,” “could,” “may” or similar expressions.

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

In addition to factors previously disclosed in BlackRock’s SEC reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (3) the relative and absolute investment performance of BlackRock’s investment products, including its separately managed accounts and the MLIM business pending completion of the MLIM transaction; (4) the impact of increased competition; (5) the impact of capital improvement projects; (6) the impact of future acquisitions or divestitures; (7) the unfavorable resolution of legal proceedings; (8) the extent and timing of any share repurchases; (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or PNC; (11) terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries, and BlackRock; (12) the ability to attract and retain highly talented professionals; (13) fluctuations in foreign currency exchange rates, which may adversely affect the value of advisory fees earned by BlackRock; (14) the impact of changes to tax legislation and, generally, the tax position of the Company; (15) BlackRock’s success in maintaining the distribution of its products; (16) BlackRock’s ability to complete the MLIM transaction; (17) BlackRock’s ability to successfully integrate the MLIM business with its existing business; and (18) the ability of BlackRock to effectively manage the MLIM assets subsequent to the MLIM transaction along with its historical assets under management.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

BlackRock is one of the largest publicly traded investment management firms in the United States with $464.1 billion of AUM at June 30, 2006. BlackRock manages assets on behalf of institutional and individual investors worldwide through a variety of fixed income, cash management, equity and alternative investment separate accounts and mutual funds, including the BlackRock Funds and the BlackRock Liquidity Funds. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to institutional investors. BlackRock is a majority-owned indirect subsidiary of PNC, which is one of the nation’s largest diversified financial services organizations operating businesses engaged in retail banking, corporate and institutional banking, asset management and global fund processing services. As of June 30, 2006, PNC indirectly owned approximately 69% of BlackRock.

The following table summarizes BlackRock’s operating performance for each of the three months ended June 30, 2006, March 31, 2006 and June 30, 2005 and the six months ended June 30, 2006 and June 30, 2005:

BlackRock, Inc.

Financial Highlights

(Dollar amounts in thousands, except share data)

(unaudited)

	Three months ended			Variance vs.
	June 30,		March 31,	June 30, 2005		March 31, 2006
	2006	2005	2006	Amount	%	Amount	%
Total revenue	$360,733	$271,389	$395,660	$89,344	32.9%	($34,927)	(8.8%)
Total expense	$264,050	$189,494	$295,633	$74,556	39.3%	($31,583)	(10.7%)
Operating income (a)	$96,683	$81,895	$100,027	$14,788	18.1%	($3,344)	(3.3%)
Operating margin (a)	26.8%	30.2%	25.3%
Net income (b)	$63,404	$53,335	$70,862	$10,069	18.9%	($7,458)	(10.5%)
Diluted earnings per share (b)	$0.95	$0.80	$1.06	$0.15	18.8%	($0.11)	(10.4%)
Average diluted shares outstanding	66,653,479	66,796,087	66,731,560	(142,608)	(0.2%)	(78,081)	(0.1%)
Assets under management ($ in millions)	$464,070	$414,411	$463,060	$49,659	12.0%	$1,010	0.2%

	Six months ended June 30,		Variance
	2006	2005	Amount	%
Total revenue	$756,393	$521,471	$234,922	45.0%
Total expense	$559,683	$372,995	$186,688	50.1%
Operating income (a)	$196,710	$148,476	$48,234	32.5%
Operating margin (a)	26.0%	28.5%
Net income (b)	$134,266	$99,871	34,395	34.4%
Diluted earnings per share (b)	$2.02	$1.49	$0.53	35.6%
Average diluted shares outstanding	66,520,436	66,844,720	(324,284)	(0.5%)
Assets under management ($ in millions)	$464,070	$414,411	$49,659	12.0%

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

	Three months ended			Six months ended
	June 30,		March 31,	June 30,
	2006	2005	2006	2006	2005
Operating income, GAAP basis	$96,683	$81,895	$100,027	$196,710	$148,476
Non-GAAP adjustments:
Fee sharing payment	—	—	34,450	34,450	—
PNC LTIP funding obligation	12,347	12,247	11,676	24,023	23,983
MLIM transaction costs	12,547	—	6,579	19,126	—
Appreciation on deferred compensation plans	1,044	191	4,542	5,586	2,289
SSR acquisition costs	—	—	—	—	8,873

Operating income, as adjusted	122,621	94,333	157,274	279,895	183,621

Revenue, GAAP basis	360,733	271,389	395,660	756,393	521,471
Non-GAAP adjustments:
Fund administration and servicing costs	(10,556)	(10,426)	(10,374)	(20,930)	(19,535)
Reimbursable property management compensation	(5,879)	(6,239)	(5,598)	(11,477)	(10,298)

Revenue used for operating margin measurement, as adjusted	$344,298	$254,724	$379,688	$723,986	$491,638

Operating margin, GAAP basis	26.8%	30.2%	25.3%	26.0%	28.5%

Operating margin, as adjusted	35.6%	37.0%	41.4%	38.7%	37.3%

Management believes that operating income, as adjusted, and operating margin, as adjusted, are effective indicators of management’s ability to, and useful to management in deciding how to, effectively employ BlackRock’s resources. As such, management believes that operating income, as adjusted, and operating margin, as adjusted, provide useful disclosure to investors. The 2006 fee sharing payment has been excluded because it represents a non-recurring payment (based upon a performance fee) pursuant to the SSR acquisition agreement. The portion of the BlackRock Long-Term Retention and Incentive Plan (“LTIP”) expense associated with awards to be met by the distribution to participants of shares of BlackRock stock currently held by PNC has been excluded because, exclusive of the potential impact related to LTIP participants’ put options, these charges will not impact BlackRock’s book value. Compensation expense associated with appreciation on assets related to BlackRock’s deferred compensation plans has been excluded because investment returns on these assets reported in non-operating income, net of the related impact on compensation expense, result in a nominal impact on net income. MLIM transaction costs consist primarily of professional fees incurred in 2006 related to the pending MLIM transaction. SSR acquisition costs consist of compensation costs and professional fees incurred in 2005.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

BlackRock, Inc.

Financial Highlights

(continued)

(a)	(continued)

Fund administration and servicing costs have been excluded from revenue used for operating margin measurement, as adjusted, because the Company receives offsetting revenue and expense for these services. Reimbursable property management compensation represents compensation and benefits paid to BlackRock Realty Advisors, Inc. (“Realty”) personnel. These employees are retained on Realty’s payroll when certain properties are acquired by Realty’s clients. The related compensation and benefits are fully reimbursed by Realty’s clients and have been excluded from revenue used for operating margin measurement, as adjusted, because they bear no economic cost to BlackRock.

(b)	While BlackRock reports its financial results on a GAAP basis, management believes that evaluating the Company’s ongoing operating results may not be as useful if investors are limited to reviewing only GAAP-basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations, and for the reasons described below, considers them to be effective indicators, for both management and investors, of BlackRock’s financial performance over time. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Three months ended			Six months ended June 30,
	June 30,		March 31,
	2006	2005	2006	2006	2005
Net income, GAAP basis	$63,404	$53,335	$70,862	$134,266	$99,871
Non-GAAP adjustments, net of tax
PNC’s LTIP funding requirement	7,779	7,716	7,356	15,135	15,110
MLIM transaction costs	7,905	—	4,145	12,050	—
Impact of Trepp sale	—	(486)	—	—	(486)
SSR acquisition costs	—	—	—	—	5,590

Net income, as adjusted	$79,088	$60,565	$82,363	$161,451	$120,085

Diluted weighted average shares outstanding	66,653,479	66,796,087	66,731,560	66,520,436	66,844,720

Diluted earnings per share, GAAP basis	$0.95	$0.80	$1.06	$2.02	$1.49

Diluted earnings per share, as adjusted	$1.19	$0.91	$1.23	$2.43	$1.80

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

Operating expense primarily consists of employee compensation and benefits, fund administration and servicing costs, general and administration expense and amortization of intangible assets. Employee compensation and benefits expense reflects salaries, deferred and incentive compensation, vesting of awards granted under the LTIP plan and related benefit costs. Fund administration and servicing costs reflect payments made to PNC-affiliated entities and third parties, primarily associated with the administration and servicing of client investments in certain BlackRock mutual funds.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management

BlackRock, Inc.

Assets Under Management

(Dollar amounts in millions)

(unaudited)

			December 31,	Variance vs.
	June 30,			June 30, 2005		December 31, 2005
	2006	2005	2005	$	%	$	%
(Dollar amounts in millions)
All Accounts:
Fixed income	$307,640	$284,082	$303,928	$23,558	8.3%	$3,712	1.2%
Cash management	88,431	75,183	86,128	13,248	17.6%	2,303	2.7%
Equity	40,872	32,378	37,303	8,494	26.2%	3,569	9.7%
Alternative investment products	27,127	22,768	25,323	4,359	19.1%	1,804	7.1%

Total	$464,070	$414,411	$452,682	$49,659	12.0%	$11,388	2.5%

Separate Accounts:
Fixed income	$283,235	$258,411	$279,368	$24,824	9.6%	$3,867	1.4%
Cash management-Securities lending	11,295	7,368	5,294	3,927	53.3%	6,001	113.4%
Cash management	9,956	8,164	7,275	1,792	22.0%	2,681	36.9%
Equity	22,702	18,525	20,832	4,177	22.5%	1,870	9.0%
Alternative investment products	27,127	22,768	25,323	4,359	19.1%	1,804	7.1%

Total separate accounts	354,315	315,236	338,092	39,079	12.4%	16,223	4.8%

Mutual Funds:
Fixed income	24,405	25,671	24,560	(1,266)	(4.9%)	(155)	(0.6%)
Cash management	67,180	59,651	73,559	7,529	12.6%	(6,379)	(8.7%)
Equity	18,170	13,853	16,471	4,317	31.2%	1,699	10.3%

Total mutual funds	109,755	99,175	114,590	10,580	10.7%	(4,835)	(4.2%)

Total all accounts	$464,070	$414,411	$452,682	$49,659	12.0%	$11,388	2.5%

AUM increased approximately $49.7 billion, or 12.0%, to $464.1 billion at June 30, 2006, compared with $414.4 billion at June 30, 2005. The growth in AUM was attributable to $41.8 billion in net subscriptions and $7.9 billion in market appreciation.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

Separate Account Assets Under Management

AUM for separate accounts at June 30, 2006 increased $39.1 billion, or 12.4%, to $354.3 billion as compared with $315.2 billion at June 30, 2005, as a result of net subscriptions of $31.3 billion and market appreciation of $7.8 billion. Net subscriptions were primarily attributable to new fixed income client sales and increased fundings from existing fixed income clients of $23.1 billion, $5.5 billion in net new business in cash management products as a result of customer reallocations of funds due to changes in prevailing economic policy and $2.1 billion from net new business in alternative products. Market appreciation of $7.8 billion in separate accounts largely reflected appreciation in equity assets of $3.6 billion as equity markets improved during the twelve months ended June 30, 2006, $2.3 billion of market appreciation on alternative investment products and market appreciation on fixed income products of $1.8 billion due to current income and changes in market interest rates.

Mutual Fund Assets Under Management

The $10.6 billion increase in mutual fund AUM to $109.8 billion at June 30, 2006, compared with $99.2 billion at June 30, 2005, primarily reflected net subscriptions of $10.5 billion and market appreciation of $0.1 billion. During the year, net subscriptions in BlackRock Liquidity Funds, other commingled funds, the BlackRock Closed-End Funds and BlackRock Funds totaled $6.2 billion, $2.2 billion, $1.6 billion and $0.6 billion, respectively, all of which was partially offset by net redemptions in BlackRock Global Series plc of $0.1 billion. Net new business in BlackRock Liquidity Funds was primarily due to $6.2 billion of net subscriptions, driven by strong investment performance, and was partially offset by net redemptions attributable to increases in the Federal Funds rate, resulting in a temporary yield advantage for direct investments in money market investments versus mutual funds during that period. Net subscriptions of $2.2 billion in other commingled funds resulted from the continued growth of an enhanced cash management strategy product launched in 2004. Net subscriptions of $1.6 billion in the BlackRock Closed-End Funds primarily reflects new funds launched since June 30, 2005, partially offset by term trust maturities. Net subscriptions totaled $0.6 billion in BlackRock Funds as equity markets improved during the twelve months ended June 30, 2006.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s AUM for each of the three months ended June 30, 2006 and 2005 and March 2006. Prior year financial information reflects certain reclassifications to conform to the current year presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(Unaudited)

	Three months ended			Variance vs.
	June 30,		March 31,	June 30, 2005		March 31, 2006
	2006	2005	2006	$	%	$	%
All Accounts:
Beginning assets under management	$463,060	$391,328	$452,682	$71,732	18.3%	$10,378	2.3%
Net (redemptions) subscriptions	(447)	15,559	7,719	(16,006)	(102.9%)	(8,166)	(105.8%)
Acquisitions	—	89	—	(89)	(100.0%)	—	NM
Market appreciation	1,457	7,435	2,659	(5,978)	(80.4%)	(1,202)	(45.2%)

Ending assets under management	$464,070	$414,411	$463,060	$49,659	12.0%	$1,010	0.2%

Percent change in AUM from net subscriptions and acquisitions	NM	67.8%	74.4%
Separate Accounts:
Beginning assets under management	$352,107	$292,186	$338,092	$59,921	20.5%	$14,015	4.1%
Net subscriptions	161	16,069	12,286	(15,908)	(99.0%)	(12,125)	(98.7%)
Market appreciation	2,047	6,981	1,729	(4,934)	(70.7%)	318	18.4%

Ending assets under management	354,315	315,236	352,107	39,079	12.4%	2,208	0.6%

Mutual Funds:
Beginning assets under management	110,953	99,142	114,590	11,811	11.9%	(3,637)	(3.2%)
Net redemptions	(608)	(510)	(4,567)	(98)	(19.2%)	3,959	86.7%
Acquisitions	—	89	—	(89)	(100.0%)	—	NM
Market (depreciation) appreciation	(590)	454	930	(1,044)	(230.0%)	(1,520)	(163.4)%

Ending assets under management	109,755	99,175	110,953	10,580	10.7%	(1,198)	(1.1%)

Total All Accounts	$464,070	$414,411	$463,060	$49,659	12.0%	$1,010	0.2%

NM — Not Meaningful

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

The following tables present the component changes in BlackRock’s AUM for each of the six months ended June 30, 2006 and 2005, respectively. Prior year financial information reflects certain reclassifications to conform to the current year presentation.

BlackRock, Inc.

Component Changes in Assets Under Management

(Dollar amounts in millions)

(unaudited)

	Six months ended June 30,		Variance vs. June 30, 2005
	2006	2005	$	%
All Accounts:
Beginning assets under management	$452,682	$341,760	$110,922	32.5%
Net subscriptions	7,272	15,664	(8,392)	(53.6%)
Acquisitions	—	49,966	(49,966)	(100.0%)
Market appreciation	4,116	7,021	(2,905)	(41.4%)

Ending assets under management	$464,070	$414,411	$49,659	12.0%

Percent change in AUM from net subscriptions and acquisitions	63.9%	90.3%
Separate Accounts:
Beginning assets under management	$338,092	$247,927	$90,165	36.4%
Net subscriptions	12,447	20,591	(8,144)	(39.6%)
Acquisitions	—	40,181	(40,181)	(100.0%)
Market appreciation	3,776	6,537	(2,761)	(42.2%)

Ending assets under management	354,315	315,236	39,079	12.4%

Mutual Funds:
Beginning assets under management	114,590	93,833	20,757	22.1%
Net redemptions	(5,175)	(4,927)	(248)	(5.0%)
Acquisitions	—	9,785	(9,785)	(100.0%)
Market appreciation	340	484	(144)	(29.8%)

Ending assets under management	109,755	99,175	10,580	10.7%

Total All Accounts	$464,070	$414,411	$49,659	12.0%

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2006		Six months ended June 30, 2006	2005
	June 30	March 31		December 31	September 30	June 30
Separate Accounts
Fixed Income
Beginning assets under management	$284,418	$279,368	$279,368	$264,704	$258,411	$239,912
Net subscriptions (redemptions)	(3,016)	5,892	2,876	13,288	6,891	12,855
Market (depreciation) appreciation	1,833	(842)	991	1,376	(598)	5,644

Ending assets under management	283,235	284,418	283,235	279,368	264,704	258,411

Cash Management
Beginning assets under management	11,532	7,275	7,275	8,357	8,164	7,307
Net subscriptions (redemptions)	(1,662)	4,194	2,532	(1,127)	153	809
Market appreciation	86	63	149	45	40	48

Ending assets under management	9,956	11,532	9,956	7,275	8,357	8,164

Cash Management Securities lending
Beginning assets under management	6,195	5,294	5,294	5,653	7,368	6,791
Net subscriptions (redemptions)	5,100	901	6,001	(359)	(1,715)	577

Ending assets under management	11,295	6,195	11,295	5,294	5,653	7,368

Equity
Beginning assets under management	23,082	20,832	20,832	19,789	18,525	18,610
Net subscriptions (redemptions)	(129)	438	309	504	(203)	(376)
Market appreciation (depreciation)	(251)	1,812	1,561	539	1,467	291

Ending assets under management	22,702	23,082	22,702	20,832	19,789	18,525

Alternative Investment Products
Beginning assets under management	26,880	25,323	25,323	25,483	22,768	19,566
Net subscriptions (redemptions)	(132)	861	729	(326)	1,692	2,204
Market appreciation	379	696	1,075	166	1,023	998

Ending assets under management	27,127	26,880	27,127	25,323	25,483	22,768

Total Separate Accounts
Beginning assets under management	352,107	338,092	338,092	323,986	315,236	292,186
Net subscriptions	161	12,286	12,447	11,980	6,818	16,069
Market appreciation	2,047	1,729	3,776	2,126	1,932	6,981

Ending assets under management	$354,315	$352,107	$354,315	$338,092	$323,986	$315,236

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend (continued)

(Dollar amounts in millions)

(unaudited)

	2006		Six months ended June 30, 2006	2005
	June 30	March 31		December 31	September 30	June 30
Mutual Funds
Fixed Income
Beginning assets under management	$24,526	$24,560	$24,560	$25,337	$25,671	$25,379
Net subscriptions (redemptions)	106	69	175	(458)	(82)	68
Acquisitions	—	—	—	—	—	89
Market (depreciation) appreciation	(228)	(103)	(331)	(319)	(252)	135

Ending assets under management	24,404	24,526	24,404	24,560	25,337	25,671

Cash Management
Beginning assets under management	68,757	73,559	73,559	62,703	59,651	59,985
Net (redemptions) subscriptions	(1,577)	(4,802)	(6,379)	10,856	3,052	(334)

Ending assets under management	67,180	68,757	67,180	73,559	62,703	59,651
Equity
Beginning assets under management	17,670	16,471	16,471	15,811	13,853	13,778
Net subscriptions (redemptions)	863	166	1,029	1,366	959	(244)
Market (depreciation) appreciation	(362)	1,033	671	(706)	999	319

Ending assets under management	18,171	17,670	18,171	16,471	15,811	13,853

Total Mutual Funds
Beginning assets under management	110,953	114,590	114,590	103,851	99,175	99,142
Net (redemptions) subscriptions	(608)	(4,567)	(5,175)	11,764	3,929	(510)
Acquisitions	—	—	—	—	—	89
Market (depreciation) appreciation	(590)	930	340	(1,025)	747	454

Ending assets under management	$109,755	$110,953	$109,755	$114,590	$103,851	$99,175

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets Under Management (continued)

BlackRock, Inc.

Assets Under Management

Quarterly Trend

(Dollar amounts in millions)

(unaudited)

	2006		Six months ended June 30, 2006	2005
	June 30	March 31		December 31	September 30	June 30
Mutual Funds
BlackRock Liquidity Funds
Beginning assets under management	$61,253	$66,386	$66,386	$56,150	$53,229	$53,864
Net (redemptions) subscriptions	(1,821)	(5,133)	(6,954)	10,236	2,921	(635)

Ending assets under management	59,432	61,253	59,432	66,386	56,150	53,229

BlackRock Funds
Beginning assets under management	26,803	25,670	25,670	26,204	25,598	25,755
Net subscriptions (redemptions)	79	378	457	269	(122)	(549)
Acquisitions	—	—	—	—	—	89
Market appreciation (depreciation)	(364)	755	391	(803)	728	303

Ending assets under management	26,518	26,803	26,518	25,670	26,204	25,598

Closed-End Funds
Beginning assets under management	17,800	17,599	17,599	17,281	16,270	15,835
Net subscriptions	5	39	44	536	993	284
Market appreciation (depreciation)	(217)	162	(55)	(218)	18	151

Ending assets under management	17,588	17,800	17,588	17,599	17,281	16,270

Other Commingled Funds
Beginning assets under management	4,089	3,993	3,993	3,123	3,055	2,573
Net subscriptions	1,148	96	1,244	870	68	482
Market depreciation	(20)	—	(20)	—	—	—

Ending assets under management	5,217	4,089	5,217	3,993	3,123	3,055

BlackRock Global Series
Beginning assets under management	1,008	942	942	1,093	1,023	1,115
Net subscriptions (redemptions)	(19)	53	34	(147)	69	(92)
Market appreciation (depreciation)	11	13	24	(4)	1	—

Ending assets under management	1,000	1,008	1,000	942	1,093	1,023

Total Mutual Funds
Beginning assets under management	110,953	114,590	114,590	103,851	99,175	99,142
Net (redemptions) subscriptions	(608)	(4,567)	(5,175)	11,764	3,929	(510)
Acquisitions	—	—	—	—	—	89
Market appreciation (depreciation)	(590)	930	340	(1,025)	747	454

Ending assets under management	$109,755	$110,953	$109,755	$114,590	$103,851	$99,175

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

Revenue

	Three months ended June 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Investment advisory and administration fees:
Separate account revenue
Separate account base fees:
Fixed income	$86,917	$79,477	$7,440	9.4%
Cash management	1,988	2,079	(91)	(4.4%)
Equity	21,898	18,661	3,237	17.3%
Alternative investment products	44,079	32,569	11,510	35.3%

Total separate account base fees	154,882	132,786	22,096	16.6%
Separate account performance fees	69,943	21,438	48,505	226.3%

Total separate account revenue	224,825	154,224	70,601	45.8%

Mutual fund revenue
Fixed income	26,947	28,674	(1,727)	(6.0%)
Cash management	28,275	23,674	4,601	19.4%
Equity	33,881	24,899	8,982	36.1%

Total mutual fund revenue	89,103	77,247	11,856	15.3%

Total investment advisory and administration fees	313,928	231,471	82,457	35.6%

BlackRock Solutions	29,217	23,927	5,290	22.1%
Other income	17,588	15,991	1,597	10.0%

Total other income	46,805	39,918	6,887	17.3%

Total revenue	$360,733	$271,389	89,344	32.9%

Total revenue for the three months ended June 30, 2006 increased $89.3 million, or 32.9%, to $360.7 million, compared with $271.4 million for the three months ended June 30, 2005. Investment advisory and administration fees increased $82.5 million, or 35.6%, to $313.9 million for the three months ended June 30, 2006, compared with $231.5 million for the three months ended June 30, 2005. The increase in investment advisory and administration fees was the result of increases in base fees earned across all asset classes, as well as increased performance fees principally related to alternative investment products.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

Separate account revenue increased $70.6 million, or 45.8%, to $224.8 million for the three months ended June 30, 2006, compared with $154.2 million for the three months ended June 30, 2005. Separate account base fees increased $22.1 million, or 16.6%, to $154.9 million for the three months ended June 30, 2006, compared with $132.8 million for the three months ended June 30, 2005. Separate account base fees increased in the quarter ended June 30, 2006, primarily due to increased AUM of $31.2 billion, or 9.9%, related to net new subscriptions and an increase of $7.8 billion, or 2.5%, in AUM due to market appreciation. Performance fees of $69.9 million for the quarter ended June 30, 2006 increased $48.5 million compared with $21.4 million for the quarter ended June 30, 2005. The increase in separate account performance fees was primarily attributable to fees earned on an energy equity hedge fund.

Mutual fund advisory and administration fees increased $11.9 million, or 15.3%, to $89.1 million for the three months ended June 30, 2006, compared with $77.2 million for the three months ended June 30, 2005. The increase in mutual fund revenue was primarily the result of increases in Equity and Cash Management product revenue of $9.0 million and $4.6 million, respectively. Equity product revenue increased $9.0 million, or 36.1%, during the second quarter 2006 compared to the second quarter 2005 as the result of a $4.3 billion increase in AUM, primarily due to the improvement in the equity markets during the twelve months ended June 30, 2006. The increase in Cash Management revenue was the result of approximately $7.5 billion increase in AUM during the period driven by strong investment performance.

Other Income

Other income of $46.8 million for the quarter ended June 30, 2006 primarily represents fees earned on BlackRock Solutions products and services of $29.2 million, property management fees of $8.2 million (which represent direct reimbursement of the salaries of certain BlackRock Realty employees), fees for investment accounting services of $3.0 million and distribution fees earned on BlackRock Funds of $2.5 million.

The increase in other income of $6.9 million, or 17.3%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily the result of increased revenues of $5.3 million from BlackRock Solutions products and services driven by new assignments.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. (continued)

Expense

	Three months ended June 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Expense:
Employee compensation and benefits	$177,098	$131,015	$46,083	35.2%
Fund administration and servicing costs	10,556	10,426	130	1.2%
General and administration	74,367	46,397	27,970	60.3%
Amortization of intangible assets	2,029	1,656	373	22.5%

Total expense	$264,050	$189,494	$74,556	39.3%

Total expense increased $74.6 million, or 39.3%, to $264.1 million for the three months ended June 30, 2006, compared with $189.5 million for the three months ended June 30, 2005. The increase was primarily attributable to increases in compensation and benefits and general and administration expense.

Employee Compensation and Benefits

Compensation and benefits expense increased by $46.1 million, or 35.2%, to $177.1 million, compared to $131.0 million for the three months ended June 30, 2005. The increase in employee compensation and benefits was primarily attributable to increases in incentive compensation and salaries and benefits of $25.1 million and $21.2 million, respectively. The $25.1 million, or 48.9%, increase in incentive compensation was primarily attributable to direct incentive compensation associated with higher performance fees earned on the Company’s alternative investment products and increased operating income growth. The increase of $21.2 million, or 31.9%, in salaries and benefits was primarily attributable to higher staffing levels associated with business growth.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. (continued)

Expense (continued)

General and administration expense and fee sharing payment

	Three months ended June 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
General and administration expense:
Marketing and promotional	$18,892	$15,756	$3,136	19.9%
Occupancy	11,392	9,094	2,298	25.3%
Technology	7,183	5,393	1,790	33.2%
Portfolio services	5,907	3,569	2,338	65.5%
Other general and administration	30,993	12,585	18,408	146.3%

Total general and administration expense	$74,367	$46,397	$27,970	60.3%

General and administration expense increased $28.0 million, or 60.3%, in the three months ended June 30, 2006 to $74.4 million, compared to $46.4 million for the three months ended June 30, 2005. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $3.1 million, portfolio services expense of $2.3 million, occupancy expense of $2.3 million and other general and administration expense of $18.4 million.

Marketing and promotional expense increased $3.1 million, or 19.9%, to $18.9 million, compared to $15.8 million for the three months ended June 30, 2005 primarily due to increased marketing activities of $2.5 million related to domestic and international marketing efforts and increased institutional service fees of $0.6 million. Occupancy costs for the three months ended June 30, 2006 totaled $11.4 million, representing a $2.3 million, or 25.3%, increase, from $9.1 million for the three months ended June 30, 2005. The increase in occupancy costs during the quarter ended June 30, 2006 primarily reflects costs related to the expansion of corporate facilities related to business growth. Portfolio services costs increased by 65.5% to $5.9 million, related to supporting higher AUM levels and increased trading activities. Other general and administration costs increased by 146.3% to $31.0 million from $12.6 million, and included $12.5 million in professional fees and other expenses related to the MLIM transaction.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. (continued)

Non-Operating Income

Non-operating income increased $0.9 million, or 21.5%, to $4.8 million for the quarter ended June 30, 2006, as compared to $4.0 million for the quarter ended June 30, 2005 primarily as a result of a $0.8 million, or 13.6%, increase in investment income. The increase in investment income was primarily due to market appreciation and increased investment returns on Company investments in 2006.

Income Taxes

Income tax expense was $37.2 million and $31.3 million, representing an effective tax rate of 37.0% for the quarters ended June 30, 2006 and 2005.

Net Income

Net income was $63.4 million for the three months ended June 30, 2006 and includes the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of BlackRock common stock currently held by PNC and expenses related to the MLIM transaction, of $7.8 million and $7.9 million, respectively, after tax. MLIM transaction costs include professional fees related to the pending transaction. In addition, net income of $53.3 million during the three months ended June 30, 2005 included the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of BlackRock stock currently held by PNC of $7.7 million.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

Revenue

	Six months ended June 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Investment advisory and administration fees:
Separate account revenue
Separate account base fees:
Fixed income	$172,270	$153,214	$19,056	12.4%
Cash Management	3,845	3,702	143	3.9%
Equity	42,921	34,150	8,771	25.7%
Alternatives	83,446	56,949	26,497	46.5%

Total separate account base fees	302,482	248,015	54,467	22.0%
Separate account performance fees	184,551	48,094	136,457	283.7%

Total separate account revenue	487,033	296,109	190,924	64.5%

Mutual fund revenue
Fixed income	53,600	55,879	(2,279)	(4.1%)
Cash Management	56,278	47,244	9,034	19.1%
Equity	66,725	44,495	22,230	50.0%

Total mutual fund revenue	176,603	147,618	28,985	19.6%

Total investment advisory and administration fees	663,636	$443,727	219,909	49.6%

BlackRock Solutions	58,539	50,562	7,977	15.8%
Other income	34,218	27,182	7,036	25.9%

Total other income	92,757	77,744	15,013	19.3%

Total revenue	$756,393	$521,471	$234,922	45.0%

Total revenue for the six months ended June 30, 2006 increased $234.9 million, or 45.0%, to $756.4 million, compared with $521.5 million for the six months ended June 30, 2005. Investment advisory and administration fees increased $219.9 million, or 49.6%, to $663.6 million for the six months ended June 30, 2006, compared with $443.7 million for the six months ended June 30, 2005. The increase in investment advisory and administration fees was the result of increases in fees earned across all asset classes, as well as increased performance fees principally related to a large institutional real estate equity client account and an energy equity hedge fund acquired in the SSR transaction.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. (continued)

Revenue (continued)

Investment Advisory and Administration Fees

Separate account revenue increased $190.9 million, or 64.5%, to $487.0 million for the six months ended June 30, 2006, compared with $296.1 million for the six months ended June 30, 2005. Separate account base fees increased $54.5 million, or 22.0%, to $302.5 million for the six months ended June 30, 2006, compared with $248.0 million for the six months ended June 30, 2005. Separate account base fees increased for the six months ended June 30, 2006 as compared to June 30, 2005, primarily due to increased AUM of $31.2 billion, or 9.9%, related to net new subscriptions and an increase of $7.8 billion, or 2.5%, in AUM due to market appreciation. Performance fees of $184.6 million for the six months ended June 30, 2006 increased $136.5 million compared with $48.1 million for the six months ended June 30, 2005. The increase in separate account performance fees was primarily attributable to fees earned on a large institutional real estate equity client account and fees earned on an energy equity hedge fund, which were both acquired in the SSR transaction.

Mutual fund advisory and administration fees increased $29.0 million, or 19.6%, to $176.6 million for the six months ended June 30, 2006, compared with $147.6 million for the six months ended June 30, 2005. The increase in mutual fund revenue was primarily the result of increases in Equity and Cash Management products of $22.2 million and $9.0 million, respectively. Equity revenue in mutual funds increased $22.2 million, or 50.0%, during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 as the result of a $4.3 billion increase in AUM, primarily due to the improvement in the equity markets during the twelve months ended June 30, 2006. The increase in Cash Management revenue in mutual funds was the result of approximately a $7.5 billion increase in AUM during the twelve month period ended June 30, 2006 driven by strong investment performance.

Other Income

Other income of $92.8 million for the six months ended June 30, 2006 primarily represents fees earned on BlackRock Solutions products and services of $58.5 million, property management fees of $15.9 million which represent direct reimbursement of the salaries of certain BlackRock Realty employees, fees for investment accounting services of $6.0 million and distribution fees earned on BlackRock Funds of $4.9 million.

The increase in other income of $15.0 million, or 19.3%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily the result of increased revenues of $8.0 million from BlackRock Solutions products and services driven by new assignments, new investment accounting assignments of $2.4 million and higher property management fees of $1.6 million.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. (continued)

Expense

	Six months ended June 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
Expense:
Employee compensation and benefits	$368,894	$257,959	$110,935	43.0%
Fund administration and servicing costs	20,930	19,535	1,395	7.1%
Fee sharing payment	34,450	—	34,450	NM
General and administration	131,351	92,564	38,787	41.9%
Amortization of intangible assets	4,058	2,937	1,121	38.2%

Total expense	$559,683	$372,995	$186,688	50.1%

NM — Not Meaningful

Total expense increased $186.7 million, or 50.1%, to $559.7 million for the six months ended June 30, 2006, compared with $373.0 million for the six months ended June 30, 2005. The increase was primarily attributable to increases in compensation and benefits, general and administration expense and a fee sharing payment to MetLife related to the SSR acquisition.

Employee Compensation and Benefits

Employee compensation and benefits expense increased by $110.9 million, or 43.0%, to $368.9 million, compared to $258.0 million for the six months ended June 30, 2005. The increase in employee compensation and benefits was primarily attributable to increases in incentive compensation and salaries and benefits of $66.1 million and $43.5 million, respectively. The $66.1 million, or 65.1%, increase in incentive compensation was primarily attributable to direct incentive compensation associated with higher performance fees earned on the Company’s alternative investment products and increased operating income growth. The increase of $43.5 million, or 33.8%, in salaries and benefits was primarily attributable to higher staffing levels associated with business growth.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. (continued)

Expense (continued)

General and administration expense and fee sharing payment

	Six months ended June 30,		Variance
(Dollar amounts in thousands)	2006	2005	Amount	%
General and administration expense:
Marketing and promotional	$36,730	$29,881	$6,849	22.9%
Occupancy	21,619	16,680	4,939	29.6%
Technology	13,673	11,283	2,390	21.2%
Portfolio services	10,579	6,361	4,218	66.3%
Other general and administration	48,750	28,359	20,391	71.9%

Total general and administration expense	$131,351	$92,564	$38,787	41.9%

Fee sharing payment	$34,450	$—	$34,450	NM

NM — Not Meaningful

General and administration expense increased $38.8 million, or 41.9%, in the six months ended June 30, 2006 to $131.4 million, compared to $92.6 million for the six months ended June 30, 2005. The increase in general and administration expense was primarily due to increases in marketing and promotional expense of $6.8 million, occupancy expense of $4.9 million, portfolio services expense of $4.2 million and other general and administration expense of $20.4 million.

Marketing and promotional expense increased $6.8 million, or 22.9%, to $36.7 million, compared to $29.9 million for the six months ended June 30, 2005 primarily due to increased marketing activities of $5.8 million related to domestic and international marketing efforts and increased institutional service fees of $1.4 million. Occupancy costs for the six months ended June 30, 2006 totaled $21.6 million, representing a $4.9 million, or 29.6%, increase, from $16.7 million for the six months ended June 30, 2005. The increase in occupancy costs during the six months ended June 30, 2006 primarily reflects costs related to the expansion of corporate facilities related to business growth. Portfolio services costs increased by 66.3% to $10.6 million, related to supporting higher AUM levels and increased trading activities. Other general and administration costs increased by 71.9% to $48.8 million from $28.4 million, and included $16.6 million in professional fees related to the MLIM transaction.

For the six months ended June 30, 2006, BlackRock recorded a fee sharing payment of $34.5 million, representing a one-time estimated expense related to a large institutional real estate equity client account acquired in the SSR acquisition in January 2005.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating results for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. (continued)

Non-Operating Income

Non-operating income increased $6.2 million, or 52.6%, to $17.9 million for the period ended June 30, 2006, as compared to $11.7 million for the period ended June 30, 2005 primarily as a result of a $6.1 million, or 38.5%, increase in investment income. The increase in investment income was primarily due to market appreciation and increased investment returns on Company investments in 2006.

Income Taxes

Income tax expense was $78.9 million and $58.7 million, representing an effective tax rate of 37.0% for the six months ended June 30, 2006 and 2005.

Net Income

Net income totaled $134.3 million for the six months ended June 30, 2006 and includes the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of BlackRock common stock currently held by PNC and expenses related to the MLIM transaction, of $15.1 million and $12.1 million, respectively, after tax. MLIM transaction costs include professional fees and other general and administration expenses. In addition, net income of $99.9 million during the six months ended June 30, 2005 included the after-tax impact of the portion of LTIP awards to be funded by a capital contribution of BlackRock stock currently held by PNC of $15.1 million and expenses related to the SSR acquisition of $5.6 million. SSR acquisition costs included acquisition-related payments to continuing employees of BlackRock and professional fees.

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

Cash provided by the Company’s operating activities totaled $32.2 million for the six months ended June 30, 2006, and included payments of approximately $237.1 million related to the Company’s 2005 incentive compensation programs. BlackRock management expects that cash flows provided by operating activities will continue to serve as the principal source of working capital for the near future.

PART I - FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Capital Resources

Net cash used in investing activities was $113.9 million during the six months ended June 30, 2006, primarily consisting of $50.0 million in cash consideration paid in the SSR acquisition, $47.0 million related to the purchase of several seed investments and $27.5 million in capital expenditures primarily in computer hardware and software as a result of business growth (of which approximately $10.0 million is related to integration efforts for the MLIM transaction), partially offset by the sale of certain investments of $9.9 million.

Net cash used in financing activities was $37.2 million during the period ended June 30, 2006, primarily representing the payment of $54.1 million in dividends, partially offset by $13.2 million in additions to minority interest for entities consolidated by the Company.

As a result of the agreement with Merrill Lynch, holders of the Company’s convertible debentures due in 2035 (the “Debentures”) may have the right to convert their Debentures at any time from and after the date which is 15 days prior to the anticipated effective date of the contemplated transaction with Merrill Lynch until 15 days after the actual date of such transaction. The Company’s management does not believe this conversion will result in a significant cash flow impact since, as of July 31, 2006, the Debentures were trading, and are expected to continue trading, above the conversion value of the Debentures.

At June 30, 2006, long-term debt, including current maturities, was $253.2 million. Debt service requirements are $6.9 million in 2006 and 2007, $6.8 million in 2008 and $6.7 million in 2009 and 2010.

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, BlackRock is primarily exposed to equity market price risk and interest rate risk.

Equity Market Price Risk

BlackRock’s investments consist primarily of BlackRock Funds, private investment funds and debt securities. Occasionally, BlackRock invests in new mutual funds or advisory accounts it sponsors in order to provide investable cash to the new mutual fund or advisory account to establish a performance history. In certain cases, BlackRock maintains a controlling interest in a sponsored investment fund and the underlying securities are reflected on the Company’s statements of financial condition. These investments expose BlackRock to either equity price risk or interest rate risk depending on the underlying securities portfolio of each investment fund. BlackRock generally does not hold derivative securities to hedge its investments. The following table summarizes the fair values of the investments exposed to equity price risk and provides a sensitivity analysis of the estimated fair values of those investments, assuming a 10% increase or decrease in equity prices:

June 30, 2006	Fair Value	Fair value assuming 10% increase in market price	Fair value assuming 10% decrease in market price
Mutual funds	$21,673	$23,840	$19,505
Equity securities	19,948	21,942	17,953

Total trading investments	41,621	45,782	37,458

Mutual funds	927	1,019	834
Other	1,870	2,057	1,683

Total available-for-sale investments	2,797	3,076	2,517

Other fund investments	142,607	156,867	128,346
Deferred compensation plans	21,442	23,586	19,297
Other	1,457	1,602	1,311

Total other investments	165,506	182,055	148,954

Total equity price risk on investments	$209,924	$230,913	$188,929

December 31, 2005
Mutual funds	$22,319	$24,550	$20,087
Equity securities	18,425	20,267	16,582

Total trading investments	40,744	44,817	36,669

Mutual funds	766	842	689

Total available-for-sale investments	766	842	689

Other fund investments	84,843	93,327	76,358
Deferred compensation plans	24,495	26,944	22,045
Other	973	1,070	875

Total other investments	110,311	121,341	99,278

Total equity price risk on investments	$151,821	$167,000	$136,636

BlackRock’s deferred compensation plans comprise $21.7 million and $22.3 million of total trading investments, and $21.4 million and $24.5 million of total other investments, at June 30, 2006 and December 31, 2005, respectively, and reflect investments held by BlackRock with respect to senior employee elections under BlackRock’s deferred compensation plans. Any change in the fair value of these investments is offset by a corresponding change in the related deferred compensation liability.

PART I - FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Interest Rate Risk

The following table summarizes the fair value of the Company’s investments in debt securities and funds that invest primarily in debt securities, which expose BlackRock to interest rate risk, at June 30, 2006 and December 31, 2005. The table also provides a sensitivity analysis of the estimated fair value of these financial instruments, assuming 100 basis point upward and downward parallel shifts in the yield curve:

June 30, 2006	Fair Market Value	Fair market value assuming +100 basis point shift	Fair market value assuming -100 basis point shift
Mortgage-backed securities	$6,344	$6,132	$6,556
Corporate notes and bonds	10,614	10,259	10,969
Municipal bonds	112	108	116

Total trading investments	17,070	16,499	17,641

Mutual funds	3,516	3,372	3,660
Collateralized debt obligations	23,265	23,280	23,265

Total available-for-sale investments	26,781	26,652	26,925

Other fund investments	93,478	92,247	95,628

Total other investments	93,478	92,247	95,628

Total investments	$137,329	$135,398	$140,194

December 31, 2005
Mortgage-backed securities	$13,069	$12,827	$13,311
Corporate notes and bonds	7,946	7,575	8,262
Municipal bonds	123	117	128

Total trading investments	21,138	20,519	21,701

Mutual funds	3,543	3,426	3,660
Collateralized debt obligations	25,717	25,222	26,212

Total available-for-sale investments	29,260	28,648	29,872

Other fund investments	96,449	94,998	97,900

Total other investments	96,449	94,998	97,900

Total investments	$146,847	$144,165	$149,473

PART I - FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Other Market Risks

In February 2005, the Company issued $250 million aggregate principal amount of convertible debentures, which will be due in 2035 and bear interest at 2.625% per annum. Due to the debentures’ conversion feature, these financial instruments are exposed to both interest rate risk and equity price risk. At June 30, 2006, the fair value of the debentures was $346.5 million. Assuming 100 basis point upward and downward parallel shifts in the yield curve, based on the fair value of the debentures on June 30, 2006, the fair value of the debentures would fluctuate to $338.1 million and $354.8 million, respectively. Assuming a 10% increase and 10% decrease in the Company’s stock price, based on the fair value of the debentures on June 30, 2006, the fair value of the debentures would fluctuate to $375.7 million and $317.7 million, respectively.

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

Item 4. Controls and Procedures

Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock management evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2006. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective as of June 30, 2006.

No change in internal control over financial reporting occurred during the period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II - OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended June 30, 2006, the Company made the following purchases of its shares of class A common stock that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2006 through April 31, 2006	—		—	—	180,825
May 1, 2006 through May 31, 2006	5,809	[2]	$137.30	—	180,825
June 1, 2006 through June 30, 2006	2,933	[2]	$132.71	—	180,825

Total	8,742		$135.76	—

[1]	On January 21, 2004, the Company announced a two million share repurchase program. On August 2, 2006, the Company announced that it had made purchases of all two million shares under this program and that the Board has authorized a new program to purchase an additional 2.1 million shares.

[2]	Includes purchases made by the Company primarily to satisfy income tax withholding obligations of certain employees.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of BlackRock was held on May 24, 2006, for the purpose of considering and acting upon the following:

(1)	Election of Directors. Five Class I directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
	For	Withheld
Nominees
William O. Albertini	231,964,482	852,347
Kenneth B. Dunn, Ph.D.	232,308,104	508,725
Laurence D. Fink	229,216,399	3,600,430
Frank T. Nickell	227,982,228	4,834,601
Thomas H. O’Brien	232,213,360	603,469

(2)	Compensation Plans. Two matters were approved and the votes cast for or against and the abstentions were as follows:

	Aggregate Votes
	For	Against	Abstained
Approval of the Amendment of the BlackRock, Inc. 1999 Stock Award and Incentive Plan	225,724,311	4,454,596	4,910

	Aggregate Votes
	For	Against	Abstained
Approval of the Amendment to the Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan	230,029,684	149,099	5,034

There were no broker non-votes. The continuing directors of BlackRock are Dennis D. Dammerman, William S. Demchak, Murry S. Gerber, James Grosfeld, David H. Komansky, William C. Mutterperl, Linda Gosden Robinson, James E. Rohr and Ralph L. Schlosstein.

With respect to the preceding matters, holders of BlackRock’s class A common stock and class B common stock voted together as a single class. Holders of BlackRock’s class A common stock are entitled to one vote per share. Holders of BlackRock’s class B common stock are entitled to five votes per share.

PART II - OTHER INFORMATION (continued)

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

BLACKROCK, INC. (Registrant)

	By:	/S/ STEVEN E. BULLER
Date: August 9, 2006		Steven E. Buller Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

2.1	(18)	Transaction Agreement and Plan of Merger, dated as of February 15, 2006, by and among Merrill Lynch & Co., Inc., New Boise, Inc., Boise Merger Sub, Inc. and the Registrant.

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(8)	Amended and Restated Bylaws of the Registrant.

3.3	(17)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4	(17)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5	(17)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

4.1	(1)	Specimen of Common Stock Certificate (per class).

4.2	(1)	Amended and Restated Stockholders Agreement, dated September 30, 1999, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.3	(9)	Amendment No. 1 to the Amended and Restated Stockholders Agreement, dated October 10, 2002, by and among the Registrant, PNC Asset Management, Inc. and certain employees of the Registrant and its affiliates.

4.4	(16)	Indenture, dated as of February 23, 2005, between the Registrant and JPMorgan Chase Bank, N.A., as trustee, relating to the 2.625% Convertible Debentures due 2035.

4.5	(16)	Form of 2.625% Convertible Debenture due 2035 (included as Exhibit A in Exhibit 4.4).

10.1	(1)	Tax Disaffiliation Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.2	(1)	1999 Stock Award and Incentive Plan. +

10.4	(1)	Nonemployee Directors Stock Compensation Plan. +

10.5	(1)	Initial Public Offering Agreement, dated September 30, 1999, among the Registrant, The PNC Financial Services Group, Inc., formerly PNC Bank Corp., and PNC Asset Management, Inc.

10.6	(1)	Registration Rights Agreement, dated October 6, 1999, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.7	(1)	Services Agreement, dated October 6, 1999, between the Registrant and The PNC Financial Services Group, Inc., formerly PNC Bank Corp.

10.8	(2)	BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.9	(2)	BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.10	(3)	Agreement of Lease, dated May 3, 2000, between 40 East 52nd Street L.P. and the Registrant.

10.11	(4)	Amendment No. 1 to the 1999 Stock Award and Incentive Plan. +

10.12	(4)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated Long-Term Deferred Compensation Plan. +

10.13	(4)	Amendment No. 1 to the BlackRock International, Ltd. Amended and Restated Long-Term Deferred Compensation Plan. +

10.14	(5)	Agreement of Lease, dated September 4, 2001, between 40 East 52nd Street L.P. and the Registrant.

10.15	(6)	BlackRock, Inc. 2001 Employee Stock Purchase Plan. +

10.16	(10)	Amended and Restated BlackRock, Inc. Voluntary Deferred Compensation Plan. +

10.17	(10)	Amended and Restated BlackRock, Inc. Involuntary Deferred Compensation Plan. +

10.18	(7)	Amendment No. 2 to the BlackRock, Inc. 1999 Stock Award and Incentive Plan. +

10.19	(9)	BlackRock, Inc. 2002 Long Term Retention and Incentive Plan. +

EXHIBIT INDEX (continued)

Exhibit No.		Description

10.20	(9)	Share Surrender Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc., and The PNC Financial Services Group, Inc.

10.21	(19)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement, dated as of October 10, 2002, among PNC Bancorp, Inc., The PNC Financial Services Group, Inc. and the Registrant.

10.22	(9)	Employment Agreement, between the Registrant and Laurence D. Fink, dated October 10, 2002. +

10.23	(9)	Amendment No. 1 to the Initial Public Offering Agreement, dated October 10, 2002, among The PNC Financial Services Group, Inc., PNC Asset Management, Inc. and the Registrant.

10.24	(9)	Amendment No. 1 to the Registration Rights Agreement, dated October 10, 2002, among the Registrant, PNC Asset Management, Inc. and certain holders of class B common stock of the Registrant.

10.25	(10)	Amended and Restated 1999 Annual Incentive Performance Plan. +

10.29	(11)	First Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.30	(12)	Agreement of Lease, dated July 29, 2004, between Park Avenue Plaza Company L.P. and the Registrant.

10.31	(12)	Letter Agreement, dated July 29, 2004, amending the Agreement of Lease between Park Avenue Plaza Company L.P. and the Registrant.

10.32	(13)	Stock Purchase Agreement among MetLife, Inc., Metropolitan Life Insurance Company, SSRM Holdings, Inc. BlackRock, Inc. and BlackRock Financial Management, Inc., dated August 25, 2004.

10.33	(14)	Form of Restricted Stock Agreement under the BlackRock, Inc. 1999 Stock Award and Incentive Plan.

10.34	(14)	Form of BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan Award Agreement. +

10.35	(15)	Bridge Promissory Note between Morgan Stanley Senior Funding, Inc. and BlackRock, Inc., dated January 28, 2005

10.36	(16)	Purchase Agreement, dated February 16, 2005, between the Registrant and Morgan Stanley & Co., Inc., as representative of the initial purchasers named therein.

10.37	(16)	Second Amendment to the BlackRock, Inc. 2002 Long-Term Retention and Incentive Plan. +

10.38	(16)	Registration Rights Agreement dated as of February 23, 2005, between the Registrant and Morgan Stanley & Co. Incorporated, as representative of the initial purchasers named therein, relating to the 2.625% Convertible Debentures due 2035.

10.39	(20)	Implementation and Stockholder Agreement, dated as of February 15, 2006, among The PNC Financial Services Group, Inc., New Boise, Inc. and the Registrant.

EXHIBIT INDEX (continued)

Exhibit No.		Description

10.40	(21)	Stockholder Agreement, dated as of February 15, 2006, between Merrill Lynch & Co., Inc. and New Boise, Inc.

31.1		Section 302 Certification of Chief Executive Officer.

31.2		Section 302 Certification of Chief Financial Officer.

32.1		Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-78367), as amended, originally filed with the Securities and Exchange Commission on May 13, 1999.
(2)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-32406), originally filed with the Securities and Exchange Commission on March 14, 2000.
(3)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2000.
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2000.
(5)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2001.
(6)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68670), originally filed with the Securities and Exchange Commission on August 30, 2001.
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-68666), originally filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2002.
(9)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended September 30, 2002.
(10)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305), for the year ended December 31, 2002.
(11)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended March 31, 2004.
(12)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305), for the quarter ended June 30, 2004.
(13)	Incorporated by Reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on August 30, 2004.
(14)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2004.
(15)	Incorporated by Reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on January 31, 2005.
(16)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-15305) for the year ended December 31, 2004.
(17)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-15305) for the quarter ended September 30, 2005.
(18)	Incorporated by Reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(19)	Incorporated by Reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(20)	Incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
(21)	Incorporated by Reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-15305) filed on February 22, 2006.
+	Denotes compensatory plans.